Form 10-K
period 2011-01-01
CLAIBORNE LIZ INC
filed 2011-02-17
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-10689
LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2842791 (I.R.S. Employer Identification Number)
1441 Broadway, New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant’s telephone number, including area code: 212-354-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Based upon the closing sale price on the New York Stock Exchange on July 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, which quarter ended July 3, 2010, the aggregate market value of the registrant’s Common Stock, par value $1.00 per share, held by non-affiliates of the registrant on such date was approximately $395,751,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

Number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of February 4, 2011: 94,550,352 shares.

Documents Incorporated by Reference:

Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 19, 2011-Part III.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in, or incorporated by reference into, this Annual Report on Form 10-K, future filings by us with the Securities and Exchange Commission (“SEC”), our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “target,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:

•	our ability to continue to have the necessary liquidity, through cash flows from operations and availability under our amended and restated revolving credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory; the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash;

•	general economic conditions in the United States, Europe and other parts of the world;

•	lower levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;

•	continued restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;

•	changes in the cost of raw materials, labor, advertising and transportation which could impact prices of our products;

•	our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

•	our ability to successfully implement our long-term strategic plans;

•	our ability to effect a turnaround of our MEXX Europe business;

•	our ability to successfully re-launch our LUCKY BRAND product offering;

•	our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;

•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees, both union and non-union;

•	exposure to multiemployer union pension plan liability as a result of current market conditions and possible withdrawal liabilities;

•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;

•	our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories;

•	risks associated with the licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. and with QVC, Inc., including, without limitation, our ability to efficiently change our operational model and infrastructure as a result of such licensing arrangements, our ability to continue a good working relationship with these licensees and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result;

•	the impact of the highly competitive nature of the markets within which we operate, both within the US and abroad;

•	our reliance on independent foreign manufactures, including the risk of their failure to comply with safety standards or our policies regarding labor practices;

•	risks associated with our agreement with Li & Fung Limited, which results in a single foreign buying/sourcing agent for a significant portion of our products;

•	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product, tariffs and other trade barriers, to which our international operations are subject;

•	our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products but political activity seeking to re-impose quota has been initiated or threatened;

•	our exposure to domestic and foreign currency fluctuations;

•	risks associated with material disruptions in our information technology systems;

•	risks associated with privacy breaches;

•	limitation on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and

•	the outcome of current and future litigations and other proceedings in which we are involved.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K in “Item 1A — Risk Factors.” We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We were incorporated in January 1976 under the laws of the State of Delaware. In this Annual Report on Form 10-K, unless the context requires otherwise, references to “Liz Claiborne,” “our,” “us,” “we” and “the Company” mean Liz Claiborne, Inc. and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to “2010” represent the 52 week fiscal year ended January 1, 2011. All references to “2009” represent the 52 week fiscal year ended January 2, 2010. All references to “2008” represent the 53 week fiscal year ended January 3, 2009.

PART I

Item 1.	Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General

Liz Claiborne, Inc. designs and markets a global portfolio of retail-based premium brands including JUICY COUTURE, KATE SPADE, LUCKY BRAND and MEXX. We also have a group of department store-based brands with consumer franchises including the LIZ CLAIBORNE and MONET families of brands, MAC & JAC, KENSIE and DANA BUCHMAN and the licensed DKNY® JEANS and DKNY® ACTIVE brands.

Our operations and management structure reflect a brand-centric approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing. For a discussion of our segment reporting structure, see “Business Segments” below.

Recent Initiatives and Business Strategy

We have recently experienced a significant decrease in profitability due to declining wholesale orders in our Partnered Brands segment driven by, among other things, competition among department store retailers for “exclusivity,” operational challenges in our MEXX Europe and LUCKY BRAND businesses and the impact of the consumer environment on all our brands. In response to these challenges, we reviewed our operations to assess options to best evolve our strategy on a sustainable, go-forward basis. Additionally, we have implemented the following operational and strategic initiatives:

•	rationalized our brand portfolio from 43 brands in 2007 to 15 brands currently;

•	shifted our channel focus from primarily a department store focus in 2007 to a direct-to-consumer focus currently;

•	built management teams at each of our brands with track records of success at leading retailers worldwide;

•	developed retail capabilities throughout our organization to support our focus on Company-operated retail stores;

•	rationalized MEXX Europe’s distribution to eliminate unprofitable wholesale accounts and retail locations and began the repositioning of MEXX’s product back to its historical roots;

•	transitioned certain of our Partnered Brands (including the LIZ CLAIBORNE, CLAIBORNE and LIZ CLAIBORNE NEW YORK brands) to licensing models with royalty payments and minimal capital requirements;

•	exited our LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and began exploring additional opportunities for the LIZ CLAIBORNE brand internationally;

•	created a more competitive cost structure through reducing staff, closing ten distribution facilities, controlling discretionary expenses, re-engineering product while maintaining high standards of design and quality and transitioning our supply chain cost structure to a more variable cost model;

•	rationalized our sourcing and supply chain structure by entering into buying/sourcing agency arrangements with Li & Fung Limited (“Li & Fung”); and

•	enhanced our liquidity by issuing 6.0% Convertible Senior Notes due 2014 (the “Convertible Notes”) and implementing a $350.0 million amended and restated revolving credit facility that matures in August 2014, subject to certain early termination provisions which provide for earlier maturity dates if our 5.0% euro Notes due 2013 and Convertible Notes are not repaid or refinanced by certain agreed upon dates.

We have reorganized our business into a brand-centric, streamlined operating model with a competitive cost structure. Nevertheless, macroeconomic challenges and uncertainty continue to dampen consumer spending and unemployment levels remain high. Therefore, we continue to focus on the careful execution of our strategic plans and seek opportunities to improve our productivity and profitability. We also continue to carefully manage liquidity with a focus on cash flow through pursuing additional cost reduction initiatives and improving our working capital efficiency.

We have established our operating and financial goals based on the following strategies:

•	Execute MEXX Europe Turnaround. Over the past five years, MEXX Europe’s financial performance has been impacted by an unprofitable distribution strategy, its shift away from its core “metropolitan casual” product style and challenging macroeconomic trends in its core European markets. Since MEXX CEO Thomas Grote joined our Company in October 2009, Mr. Grote has recruited a new leadership team, reorganized the brand’s management around key functions, led a return to the brand’s “metropolitan casual” roots with a re-designed and re-merchandised product line focused on product quality and value, reconfigured the brand’s retail operations and in-store retail presentation, launched a functional e-commerce site and developed a marketing campaign to support the brand’s re-launch.

•	Reposition LUCKY BRAND. In 2009, LUCKY BRAND’s sales and profitability were impacted by a brand shift away from the brand’s core American classic denim heritage and by poor merchandise execution, which led to inefficient inventory positions in various items. Since LUCKY BRAND CEO David DeMattei joined our Company in January 2010, he has focused on leveraging LUCKY BRAND’s strong brand heritage and ensuring consistent availability of key products and sizes. Additionally, the team is developing various non-denim categories, transforming the brand’s in-store experience at its retail locations and introduced a direct marketing and national advertising campaign.

•	Grow KATE SPADE. We have developed KATE SPADE into a brand that is positioned for profitable growth. Our strategic initiatives for KATE SPADE include growing the apparel category following its successful 2009 category launch, opening new retail locations in our new 5th Avenue specialty store format and refreshing our outlet stores, introducing new products and categories such as the brand’s new licensed fragrance, Twirl, growing the JACK SPADE brand, increasing international sales in Japan and new markets and growing e-commerce sales.

•	Re-energize JUICY COUTURE. In September 2010, we announced the appointment of JUICY COUTURE’s new President and Creative Director, LeAnn Nealz, to set the creative vision for the brand and bring fresh, new execution. Throughout the year, JUICY COUTURE will continue to broaden the distribution of the “BIRD BY JUICY COUTURE” collection, introduce new product lines and categories as appropriate, license additional product categories, continue to grow internationally and capitalize on the brand’s e-commerce site, Juicycouture.com.

•	Focus on Cash Flow Generation. We are focused on driving operating cash flow generation through consistent profitability of our brands, cost reductions, efficient use of working capital and the transition of various of our Partnered Brands to long-term licensing arrangements with royalty payments.

Business Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our six operating segments to form reportable segments, where applicable. As such, we report our operations in three reportable segments as follows:

•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX Europe and MEXX Canada, our two international, retail-based operating segments.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, outlet, concession and e-commerce operations of our AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

International sales represented 33.7% of our total sales in 2010. Our international operations are subject to the impact of fluctuations in foreign currency exchange rates and consist principally of our MEXX Europe and MEXX Canada operations, as well as the introduction of certain of our US-based brands into Europe, Canada and, to a lesser extent, Asia, the Middle East, Central America and South America.

See Notes 1 and 17 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Domestic-Based Direct Brands segment — includes the following brands:

JUICY COUTURE

Our JUICY COUTURE brand offers luxurious, casual and fun women’s and children’s apparel, as well as accessories and jewelry under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through wholly-owned specialty retail and outlet stores, select upscale specialty retail stores and department stores throughout the US, through a network of distributors and owned and licensed retail stores in Asia, Canada, Europe, South America and the Middle East, as well as through our JUICY COUTURE e-commerce website. In addition, JUICY COUTURE has existing licensing agreements for fragrances, footwear, optics, watches, swimwear and baby products.

KATE SPADE

Our KATE SPADE brand offers fashion products (accessories, apparel and jewelry) for women and men under the KATE SPADE and JACK SPADE trademarks, respectively. These products are sold primarily in the US through wholly-owned specialty retail and outlet stores, select specialty retail and upscale department stores, through a network of distributors in Asia, our recently established operations in Brazil and through our KATE SPADE e-commerce website, as well as through a joint venture in Japan. KATE SPADE’s product line includes handbags, small leather goods, fashion accessories, jewelry and apparel. In addition, KATE SPADE has existing licensing agreements for footwear, optics, fragrances, tabletop products, legwear, electronics cases, bedding and stationery. JACK SPADE products include briefcases, travel bags, small leather goods and apparel.

LUCKY BRAND

Our LUCKY BRAND offers women’s and men’s denim and casual sportswear, as well as accessories and jewelry, under various LUCKY BRAND trademarks. LUCKY BRAND products are available for sale at wholly-owned specialty retail and outlet stores in the US and Canada, select department and better specialty stores and our LUCKY BRAND e-commerce website. In addition, LUCKY BRAND has existing licensing agreements for fragrances, neckwear, swimwear, hats and footwear.

International-Based Direct Brands segment — includes our MEXX brand.

MEXX

Our MEXX brand, which is headquartered in the Netherlands, offers a wide range of men’s, women’s and children’s fashion apparel and accessories under the MEXX trademark for sale outside of the US, principally in Europe and Canada. MEXX has existing licensing agreements for fragrances, eyewear, bed and bath products, carpets, socks and stationery.

Partnered Brands segment — includes the following brands:

AXCESS, fashion-forward men’s and women’s apparel and accessories presently sold principally in Kohl’s Corporation (“Kohl’s”) department stores, but will not be distributed by Kohl’s after the spring/summer 2011 season.

LIZ CLAIBORNE and CLAIBORNE, merchandise in the product categories covered by the license agreement with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) is sold exclusively through JCPenney (subject to pre-existing licenses and certain limited exceptions) in the US and Puerto Rico.

LIZ CLAIBORNE NEW YORK, women’s career and casual sportswear and accessories are available for sale through a license agreement on the QVC, Inc. (“QVC”) television network.

MARVELLA, a jewelry line sold primarily in Target Corporation stores.

MONET, a signature jewelry brand for women sold in department stores as well as in our own outlet stores and online.

TRIFARI, a signature jewelry brand for women sold primarily in mid-tier department stores.

DANA BUCHMAN, a classic lifestyle collection of women’s sportswear, accessories, intimate apparel and footwear. Pursuant to an exclusive license agreement with Kohl’s, which names Kohl’s as the exclusive retailer of the DANA BUCHMAN brand, we design the products under the license and Kohl’s leads the manufacturing, production, distribution and marketing of product. However, we continue to source and distribute jewelry under the DANA BUCHMAN brand.

KENSIE offers modern, fashionable, high-quality, contemporary apparel for women primarily through select specialty and department stores in the US and Canada.

MAC & JAC offers modern, fashionable, high-quality apparel for women and men primarily through select specialty and department stores in the US and Canada.

DKNY® ACTIVE offers junior’s, men’s and women’s activewear for sale at department stores and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products.

DKNY® JEANS offers junior’s, men’s and women’s jeans and junior’s and women’s sportswear for sale at department stores and specialty stores in the Western Hemisphere, pursuant to the exclusive license we hold to design, produce, market and sell these products.

See Note 8 of Notes to Consolidated Financial Statements for a description of our commitments under our DKNY® ACTIVE and DKNY® JEANS license agreement. This license agreement will expire by its terms in 2012, unless renewed.

Specialty Retail Stores:

As of January 1, 2011, we operated a total of 482 specialty retail stores under various Company trademarks, consisting of 291 retail stores within the US and 191 retail stores outside of the US (primarily in Western Europe and Canada).

The following table sets forth select information, as of January 1, 2011, with respect to our specialty retail stores:

US Specialty Retail Stores

		Approximate
	Number of	Average Store
Specialty Store Format	Stores	Size (Square Feet)

LUCKY BRAND	177	2,500
JUICY COUTURE	71	3,400
KATE SPADE	38	2,400
JACK SPADE	5	960

Foreign Specialty Retail Stores

		Approximate
	Number of	Average Store
Specialty Store Format	Stores	Size (Square Feet)

MEXX Europe	131	4,500
MEXX Canada	41	5,600
LUCKY BRAND	12	2,400
MONET	3	1,100
JUICY COUTURE	3	870
KATE SPADE	1	2,400

Outlet Stores:

As of January 1, 2011, we operated a total of 213 outlet stores under various Company-owned and licensed trademarks, consisting of 117 outlet stores within the US and 96 outlet stores outside of the US (primarily in Western Europe and Canada).

The following table sets forth select information, as of January 1, 2011, with respect to our outlet stores:

US Outlet Stores(a)

		Approximate
	Number of	Average Store
Outlet Store Format	Stores	Size (Square Feet)

JUICY COUTURE	49	3,300
LUCKY BRAND	38	2,800
KATE SPADE	29	2,100
KENSIE	1	2,500

(a)	Excludes 43 LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico and 1 DKNY® JEANS branded outlet store that were closed in January 2011.

Foreign Outlet Stores

		Approximate
	Number of	Average Store
Outlet Store Format	Stores	Size (Square Feet)

MEXX Canada	56	5,800
MEXX Europe	37	4,000
JUICY COUTURE	3	1,500

Concession Stores:

Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third-party department store or specialty store retailer. As of January 1, 2011, the Company operated a total of 420 concession stores in Europe.

The following table sets forth select information, as of January 1, 2011, with respect to our concession stores:

Foreign Concessions(a)

Concession Store Format	Number of Stores

MONET Jewelry	277
MEXX Europe	138
JUICY COUTURE	5

(a)	Excludes 29 LIZ CLAIBORNE concession stores that we expect to close in the first quarter of 2011.

E-Commerce:

Our products are sold on a number of branded websites. E-commerce was an important business driver in 2010. In particular, the juicycouture.com website, which was previously operated by a third party agreement through a wholesale customer, is now operating under a contract directly with the web platform service provider. In addition, the MONET and KENSIE e-commerce sites were launched in 2010. The sites were fully integrated into the business, enabling e-commerce information to be reported as a component of direct-to-consumer sales in concert with our retail stores and concessions going forward. We also operate several websites that only provide information about our merchandise but do not sell directly to customers.

The following table sets forth select information concerning our branded websites:

Information and
Direct to
Website	Information Only	Consumer Sales

www.dknyjeans.com	✓
www.jackspade.com		✓
www.juicycouture.com		✓
www.katespade.com		✓
www.kensie.com		✓
www.kensiegirl.com	✓
www.lizclaiborneinc.com(a)	✓
www.loveisnotabuse.com(b)	✓
www.luckybrand.com		✓
www.macandjac.com	✓
www.mexx.com		✓
www.mexx.ca	✓
www.monet.com		✓

(a)	This website offers investors information concerning the Company.

(b)	This website provides information and resources to address domestic violence matters.

Licensing:

We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand’s market presence. As of January 1, 2011, we had 59 license arrangements, pursuant to which third-party licensees produce merchandise under Company trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms)

expire at various dates through 2020. Each of the licenses earns revenue based on a percentage of the licensee’s sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in net sales for the segment under which the license resides.

In October 2009, we entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. Under the agreement, JCPenney may only use designs provided or approved by us. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement commenced in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other LIZ CLAIBORNE brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. JCPenney also has an option to take ownership of the same trademarks in the same territory if we fail to maintain the brand positioning for the LIZ CLAIBORNE NEW YORK trademark, pursuant to the terms of the agreement. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.

In October 2009, we also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC merchandises and sources the product and we provide brand management oversight. The agreement provides for the payment to us of a royalty based on net sales of licensed products by QVC.

The following table sets forth information with respect to other select aspects of our licensed brands:

Products	Brands

Baby Buggies	JUICY COUTURE
Bed & Bath	KATE SPADE; KENSIE; LIZ CLAIBORNE; MEXX
Belts	AXCESS; CLAIBORNE; KENSIE; KENSIE GIRL; LIZ CLAIBORNE; LIZ CLAIBORNE NEW YORK
Cold Weather Accessories	KENSIE; KENSIE GIRL; LIZ CLAIBORNE; LIZ CLAIBORNE NEW YORK; LUCKY BRAND
Cosmetics & Fragrances	BORA BORA; CURVE; JUICY COUTURE; KATE SPADE; LUCKY BRAND; MAMBO; MEXX; REALITIES
Costume Jewelry	KENSIE GIRL
Decorative Fabrics	LIZ CLAIBORNE
Denim	KENSIE
Dress Shirts	AXCESS
Electronics Cases	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Flooring/Area Rugs	MEXX
Footwear	AXCESS; CLAIBORNE; JUICY COUTURE; KATE SPADE; KENSIE GIRL; LIZ CLAIBORNE; LIZ CLAIBORNE FLEX; LUCKY BRAND
Handbags	KENSIE GIRL
Hard Tabletop	KATE SPADE
Intimate Apparel/Underwear	KENSIE; LIZ CLAIBORNE; LUCKY BRAND; MAC & JAC
Kids/Baby	JUICY COUTURE
Legwear and Socks	AXCESS; CLAIBORNE; KATE SPADE; MEXX
Luggage	CLAIBORNE; LIZ CLAIBORNE
Men’s Accessories	AXCESS; CLAIBORNE
Neckwear/Scarves	AXCESS; CLAIBORNE; LUCKY BRAND
Optics	CLAIBORNE; COMPOSITES — A CLAIBORNE COMPANY; COMPOSITES — A LIZ CLAIBORNE COMPANY; CRAZY HORSE; DANA BUCHMAN; JUICY COUTURE; KATE SPADE; KENSIE; LIZ CLAIBORNE; LIZWEAR; LIZ CLAIBORNE NEW YORK; LUCKY BRAND; MEXX; SIGRID OLSEN
Outerwear	AXCESS; CLAIBORNE; CLASSICS — A CLAIBORNE COMPANY CLASSICS BY LIZ CLAIBORNE; COMPOSITES A CLAIBORNE COMPANY; COMPOSITES BY LIZ CLAIBORNE; KENSIE; LIZ CLAIBORNE; LIZ CLAIBORNE NEW YORK; LIZWEAR; MAC & JAC; STUDIO BY LIZ CLAIBORNE; STUDIO — A CLAIBORNE COMPANY
Sleepwear/Loungewear	AXCESS; CLAIBORNE; KENSIE; LIZ CLAIBORNE; LIZWEAR; LIZ CLAIBORNE NEW YORK; LUCKY BRAND; MAC & JAC
Stationery and Paper Goods	KATE SPADE; MEXX
Sunglasses	CLAIBORNE; DANA BUCHMAN; JUICY COUTURE; KATE SPADE; KENSIE; LIZ CLAIBORNE; LIZ CLAIBORNE NEW YORK; LUCKY BRAND; MAC & JAC; MEXX; SIGRID OLSEN
Swimwear	JUICY COUTURE; LUCKY BRAND
Tailored Clothing	AXCESS
Watches	JUICY COUTURE; LUCKY BRAND
Window Treatments	KATE SPADE

SALES AND MARKETING

Domestic sales accounted for 66.3% of our 2010 and 67.7% of our 2009 net sales. Our domestic wholesale sales are made primarily to department store chains and specialty retail store customers. Direct-to-consumer sales are made through our own retail and outlet stores and e-commerce websites. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

International sales accounted for 33.7% of 2010 net sales, as compared to 32.3% in 2009. In Europe, wholesale sales are made primarily to department store and specialty retail store customers. Direct-to-consumer sales are made through concession stores within department store locations, as well as our own retail and outlet stores and e-commerce websites. In Canada, wholesale sales are made primarily to department store chains and specialty retail stores, and direct-to-consumer sales are made through our own retail and outlet stores. In other international markets, including Asia, the Middle East and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate. We also have a direct-to-consumer and wholesale presence through distribution agreements, a joint venture in Japan and our own retail stores.

During 2010, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for JUICY COUTURE, KATE SPADE and LUCKY BRAND. Our retail stores reflect the distinct personalities of each brand, offering a unique shopping experience and exclusive merchandise.

Marketing for these brands is focused on reinforcing brand relevance, increasing awareness, engaging consumers and guiding them to our retail stores and e-commerce sites. We use a variety of marketing strategies to enhance our brand equity and promote our brands. These initiatives include direct mail, in-store events and internet marketing, including the use of social media. We incurred expenses of $93.3 million, $90.3 million and $132.8 million for advertising, marketing and promotion for all brands in 2010, 2009 and 2008, respectively.

Wholesale sales (before allowances) to our 100 largest customers accounted for 73.9% of 2010 wholesale sales (before allowances) (or 47.0% of net sales), as compared to 75.4% of 2009 wholesale sales (before allowances) (or 54.9% of net sales). No single customer accounted for more than 7.3% of wholesale sales (before allowances) (or 4.6% of net sales) for 2010 as compared to 7.3% of wholesale sales (before allowances) (or 5.3% of net sales) for 2009, except for Macy’s, Inc., which accounted for 10.0% and 13.2% of wholesale sales (before allowances) for 2010 and 2009, respectively, or 6.4% and 9.6% of net sales for 2010 and 2009, respectively (see Note 8 of Notes to Consolidated Financial Statements). Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our wholesale sales. Sales to our domestic department and specialty retail store customers are made primarily through our New York City and Los Angeles showrooms. Internationally, sales to our department and specialty retail store customers are made through several of our showrooms, including those in the Netherlands, Germany, Canada and the United Kingdom.

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

We utilize in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery, as discussed below in the section entitled “Buying/Sourcing.” Many of our customers participate in our in-stock reorder programs through their own internal replenishment systems.

In 2010, we continued our domestic in-store shop and fixture programs, which are designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the following brand names: DKNY® JEANS,

JACK SPADE, JUICY COUTURE, KATE SPADE, KENSIE, KENSIE GIRL, LUCKY BRAND, MAC & JAC and MEXX. Our accessories operations also offer an in-store shop and fixture program. In 2010, we installed an aggregate of 324 in-store shops. We plan to install an aggregate of 300 additional in-store shops in 2011.

For further information concerning our domestic and international sales, see Note 17 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

BUYING/SOURCING

Pursuant to a buying/sourcing agency agreement, Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Our agreement with Li & Fung provides for a refund of a portion of the 2009 closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying/sourcing agent. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2010, approximately 500 suppliers located in 50 countries manufactured our products, with the largest finished goods supplier accounting for less than 7.0% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

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

We operate under substantial time constraints in producing each of our collections. In order to deliver, in a timely manner, merchandise which reflects current tastes, we attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs and in time to take advantage of favorable (cost effective) shipping alternatives. However, in order to secure necessary materials and to schedule production time at manufacturing facilities, we must make substantial advance commitments prior to the receipt of firm orders from customers for the items to be produced. These advance commitments may have lead times in excess of five months. We continue to seek to reduce the time required to move products from design to the customer.

If we misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See “Item 1A — Risk Factors.”

Our arrangements with Li & Fung and with our foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. In addition, as Li & Fung is the buying/sourcing agent for a significant portion of our products, we are subject to the risk of having to rebuild such buying/sourcing capacity or find another agent or agents to replace Li & Fung in the event the agreement with Li & Fung terminates, or if Li & Fung is unable to fulfill its obligations under the agreement.

In addition, as we rely on independent manufacturers, a manufacturer’s failure to ship product to us in a timely manner, or to meet quality or safety standards, could cause us to miss delivery dates to our retail stores or our wholesale customers. Failure to make deliveries on time could cause our retail customers to expect more promotions and our wholesale customers to seek reduced prices, cancel orders or refuse deliveries, all of which could have a material adverse effect on us. We maintain internal staff responsible for overseeing product safety compliance, irrespective of our agency agreement with Li & Fung.

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

IMPORTS AND IMPORT RESTRICTIONS

Virtually all of our merchandise imported into the United States, Canada, Europe and South America is subject to duties. The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti-dumping” actions). Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the US Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a US industry. Legislative proposals have been put forward which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the antidumping or countervailing duty laws. Effective January 1, 2011, the European Commission enforces a new customs import regulation which requires all traders to provide European Union customs with security data through electronic declarations before goods are brought into, or out of, the European Union. This new rule simplifies and automates customs procedures while increasing security for import of goods into and out of the 27 member states of the European Union. The scope of the mandate includes all import and export shipments via all modes of transportation.

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

In light of the very substantial portion of our products that is manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in sourcing patterns or quota provisions, could adversely affect our operations. Although we generally expect that the elimination of quota will result, over the long term, in an overall reduction in the cost of apparel produced abroad, the implementation of any “safeguard quota provisions,” “countervailing duties,” any “anti-dumping” actions or any other actions impacting international trade may result, over the near term, in cost increases for certain categories of products and in disruption of the supply chain for certain product categories. See “Item 1A — Risk Factors.”

Apparel and other products sold by us are also subject to regulation in the US and other countries by other governmental agencies, including, in the US, the Federal Trade Commission, US Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products, licensing partners and buying/sourcing agents are also subject to regulation. Our agreements require our licensing partners and buying/sourcing agents to operate in compliance with all laws and regulations and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or financial position, results of operations, liquidity or cash flows.

Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional trademarks to new markets.

DISTRIBUTION

We distribute a substantial portion of our products through leased facilities. Our principal distribution facilities are located in Ohio, the Netherlands and Canada, as discussed in “Item 2 — Properties.”

BACKLOG

On February 4, 2011, our order book reflected unfilled customer orders for approximately $346.9 million of merchandise, as compared to approximately $480.6 million at February 12, 2010. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2011 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons. However, the decline in the value of unfilled customer orders reflects our continued evolution to a business model primarily focused on retail and licensing, including the transition of our LIZ CLAIBORNE family of brands from a department store distribution model to a licensing model.

TRADEMARKS

We own most of the trademarks used in connection with our businesses and products. We also act as licensee of certain trademarks owned by third parties.

The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

Owned Trademarks
AXCESS	LIZ
BIRD BY JUICY COUTURE	LIZ & CO.(a)
BORA BORA	LIZ CLAIBORNE(a)
CLAIBORNE(a)	LIZ CLAIBORNE NEW YORK(c)
CONCEPTS BY CLAIBORNE(a)	LUCKY BRAND
COUTURE COUTURE	LUCKY YOU LUCKY BRAND
CURVE	MAC & JAC
DANA BUCHMAN(b)	MARVELLA
DIRTY ENGLISH	MEXX
JACK SPADE	MONET
JUICY COUTURE	REALITIES
KATE SPADE	SIGRID OLSEN
KENSIE	TRIFARI

Licensed Trademarks
DKNY® ACTIVE
DKNY® JEANS

(a)	As discussed above, JCPenney is the exclusive department store destination in the US and Puerto Rico for LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE merchandise in the product categories covered by the JCPenney license agreement (which is subject to pre-existing license agreements) for up to ten years, beginning in August 2010. JCPenney has an option to purchase the rights to these trademarks in the US and Puerto Rico under certain circumstances.

(b)	As discussed above, Kohl’s is the exclusive retailer for our DANA BUCHMAN brand, pursuant to an exclusive license agreement.

(c)	As discussed above, QVC is the exclusive specialty retailer for LIZ CLAIBORNE NEW YORK merchandise in the product categories covered by the QVC license agreement (which is subject to pre-existing license agreements) in the US.

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

COMPETITION

Notwithstanding our position as a large fashion apparel and related accessories company in the US, we are subject to intense competition as the apparel and related product markets are highly competitive, both within the US and abroad. We compete with numerous retailers, designers and manufacturers of apparel and accessories, both domestic and foreign. We compete primarily on the basis of fashion, quality and price. Our ability to compete successfully depends upon a variety of factors, including, among other things, our ability to:

•	anticipate and respond to changing consumer demands in a timely manner;

•	develop quality and differentiated products that appeal to consumers;

•	appropriately price products;

•	establish and maintain favorable brand name and recognition;

•	maintain and grow market share;

•	establish and maintain acceptable relationships with our retail customers;

•	provide appropriate service and support to retailers;

•	provide effective marketing support and brand promotion;

•	appropriately determine the size and identify the location of our retail stores and department store selling space;

•	protect our intellectual property; and

•	optimize our retail and supply chain capabilities.

See “Item 1A — Risk Factors.”

Within our retail-focused Domestic-Based Direct Brands segment, our principal competitors vary by brand and include the following:

•	For JUICY COUTURE: Marc by Marc Jacobs, JCrew, Pink, Coach and Diane von Furstenberg

•	For LUCKY BRAND: Diesel, Guess, True Religion, 7 for all Mankind and Abercrombie & Fitch

•	For KATE SPADE: Coach, Diane von Furstenberg, Marc by Marc Jacobs, Michael Kors and Tory Burch

The principal competitors of our retail-focused International-Based Direct Brands segment include Esprit, Zara, Marc O’Polo, S. Oliver, H&M, Tommy Hilfiger, InWear/Matinique, Street One and other global European brands.

Our principal competitors in the United States for the majority of our Partnered Brands segment (LIZ CLAIBORNE and MONET families of brands and our licensed DKNY® JEANS and DKNY® ACTIVE brands) include The Jones Group, Inc., The Warnaco Group, Inc. and Polo Ralph Lauren Corporation, as well as department store private label brands.

EMPLOYEES

At January 1, 2011, we had approximately 11,300 full-time employees worldwide, as compared to approximately 11,500 full-time employees at January 2, 2010.

In the US and Canada, we are bound by the following collective bargaining agreements:

	Number of
Union	Employees	Expiration	Location

Chicago and Midwest Regional Joint Board, Workers United	469	June 2011	West Chester, Ohio
Affiliates of Workers United	46	May 2011	Montreal, Quebec
Local 10, New York Metropolitan Area Joint Board, Workers United and Local 99, Metropolitan Distribution and Trucking Joint Board, Workers United	18	May 2012	New York, New York and North Bergen, New Jersey
Affiliates of Workers United	9	May 2012	Burnaby, British Columbia

While relations between us and these unions have historically been amicable, and we do not anticipate an economic dispute when the contracts reopen or expire, we cannot rule out the possibility of a labor dispute at one or more of these facilities.

We contribute to a union-sponsored multiemployer defined benefit pension plan, which is regulated by the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, pursuant to obligations arising under our collective bargaining agreements. For a discussion of certain risks related to this plan, see “Item 1A — Risk Factors.”

CORPORATE SOCIAL RESPONSIBILITY

We are committed to responsible corporate citizenship and giving back to our communities through a variety of avenues and have several programs in place that support this commitment.

Monitoring Global Working Conditions

We are committed to taking the actions we believe are necessary to ensure that our products are made in contracted factories with fair and decent working conditions. We continue this commitment as we operate under our buying/sourcing arrangement with Li & Fung, collaborating with Li & Fung to develop mutually acceptable audit documents and processes, training the Li & Fung audit staff on our compliance program and communicating our standards to Li & Fung suppliers and their workers.

The major components of our compliance program are: (i) communicating our Standards of Engagement to workers, suppliers and associates; (ii) auditing and monitoring against those standards; (iii) providing workers with a confidential reporting channel; (iv) working with non-governmental organizations; and, most recently, (v) working closely with factory management to develop sustainable compliance programs. Suppliers are required to post our Standards of Engagement in the workers’ native language at all factories where our merchandise is being made. We have used various methods to educate workers regarding our standards and their rights, including development of booklets to better illustrate those standards and involving non-governmental organizations to train workers. The Standards of Engagement, along with detailed explanations of each standard, are included on our suppliers’ websites. All new suppliers must acknowledge our standards and agree to our monitoring requirements.

We have been a participating company in the Fair Labor Association (“FLA”) since its inception. The FLA is a collaborative effort comprised of socially responsible companies, colleges and universities and civil society organizations whose collective purpose is to improve working conditions at factories around the world. The FLA has developed a Workplace Code of Conduct, based on International Labor Organization standards and has created benchmarks to monitor adherence to those standards, or to perform remediation. Its monitoring program is a brand accountability system that places responsibility on companies to voluntarily achieve desired workplace standards in factories manufacturing their goods. In May 2005, we were in the first group of six companies accredited by the FLA, and we were reaccredited in June 2008. The re-accreditation process takes place every three years and signifies that we continue to focus our labor compliance program around FLA standards, benchmarks and protocols and have met the requirements of FLA participation.

As of January 1, 2011, we had approximately 500 active factories on our roster. A total of approximately 330 were audited by our internal compliance team, Li & Fung auditors or third party auditors. In many cases, we rely on our agents’ audit reports. As such, we conduct shadow audits to confirm that audit protocols and findings are consistent between the two companies. Additionally, as a participating company in the FLA, our suppliers’ factories are also subject to independent, unannounced audits by accredited FLA monitors.

We are aware that auditing only confirms compliance at the time of the audit, and we continue to look for ways to improve our monitoring program and work with suppliers to create sustainable compliance at their factories. Creating workers’ awareness and establishing a channel of communication for reporting issues of non-compliance are two important strategies. We encourage all factories to establish internal grievance procedures and give workers the opportunity to report their concerns directly to the Company. At our request, several major factories participated in FLA programs which aid in human resource management and developing internal grievance policies. More information about our monitoring program is available on our website.

Philanthropic Programs

We have a number of philanthropic programs that support the nonprofit sector in our major operating communities, throughout the US and in select international markets.

•	The Liz Claiborne Foundation, established in 1981, is a separate nonprofit legal entity supporting nonprofit organizations working with women to achieve economic independence. The Foundation supports programs in the US communities where our primary offices are located that offer essential job readiness training and increase access to tools that help women, including those affected by domestic violence, transition from poverty into successful independent living.

•	Liz Claiborne Associates Committed to Service (“LizACTS”) is our company-wide volunteer program that allows our associates to work collectively to respond to community needs. Our associates identify and design volunteer projects through community organizations to address the pressing needs of women and families. LizACTS teams typically coordinate volunteer activities under the general program areas of HIV/AIDS, health, the environment, homelessness, women’s issues and the needs of youth. Thousands of associates and executives join together, along with their families and friends, to contribute their time and talents.

•	The Merchandise Donation Program provides direct charitable support to meet community needs, primarily in the form of merchandise donations. We donate product, samples, fixtures and furniture to several types of organizations, including clothing banks, programs for women and certain charitable interests of our associates.

•	The Matching Gift Program supports and encourages the charitable interests of our associates. Our flexible program matches associates’ gifts at a rate of one to one in the areas of arts, health and safety, education, human services and the environment. Contributions to organizations where associates serve as voluntary board members are matched at a rate of two to one.

•	The Liz Claiborne, Inc. Scholarship Program provides one-time scholarships to children of our associates who have demonstrated outstanding academic achievement. Since the program’s inception in 2002, 73 scholarships have been awarded.

•	Love Is Not Abuse is a long-term campaign that uses our corporate profile and influence to advocate anti-violence messages to the general public. One of the first major corporate programs in the US to take a stand on the issue of domestic violence, Love is Not Abuse has targeted everyday Americans who, with the right tools and information, can help prevent violent relationships. This program is focused on providing educational resources to help young boys and girls, teenagers, college students, educators, parents, corporate executives and employees learn what they can do, individually and collectively, to curtail abuse.

•	KATE SPADE and Women for Women International have formed Hand In Hand, an exclusive partnership born from both organizations’ commitment to celebrating creativity, independence and individuality among women. KATE SPADE supports Women for Women International by employing women in war-torn countries, and utilizing their traditional handcrafts in special collections, designed by the team in New York. The idea is to provide training, fair wages and dependable income in parts of the world where these opportunities are not the norm. KATE SPADE also aids the organization through retail co-marketing, promotion and events.

Environmental Initiatives

We are committed to a long-term sustainable approach to caring for and safeguarding the environment. As such, we endeavor to balance environmental considerations and social responsibility with our business goals, consistently evolving and implementing our Corporate Environmental Policy, in addition to complying with environmental laws and regulations. Our current sustainability policy focuses on three major components — reducing waste, reusing and recycling — to help minimize our impact on the environment and achieve our environmental objectives (additional details are available on our website).

In 2010, we conducted our first carbon footprint analysis following the criteria issued by the World Resources Institute and the World Business Council for Substantial Development. Our analysis covered our operations in the US (including offices, distribution centers and stores), and the transport of goods from domestic and foreign manufacturers to our distribution centers and stores in the US. We intend to use the findings to continue to enhance our corporate environmental strategy, as well as provide a benchmark as we continue our efforts in the future. As our business, the economy, and the environment in which we operate evolve, we remain aware of the impact our actions have on the environment and revise and enhance our environmental approach, as appropriate.

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

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities and the expected purchase of our Ohio distribution facility in the second quarter of 2011; (iii) fund remaining efforts associated with our streamlining initiatives, which include consolidation of office space, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund general operational and contractual obligations. We also require cash to fund payments related to outstanding earn-out provisions of certain of our previous acquisitions.

In May 2010, we completed a second amendment to and restatement of our revolving credit facility (as amended, the “Amended Agreement”). Under the Amended Agreement, our aggregate commitments under the facility were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, provided that in the event that our existing Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the Amended Agreement, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the amended and restated revolving credit facility when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

In 2010, we received $171.5 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our Amended Agreement with the amount of such refunds. As a result of the US Federal tax law change extending the carryback period from two to five years and our carryback of our 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

As discussed above, under our Amended Agreement, we are subject to minimum borrowing availability levels and various other covenants and other requirements, such as financial requirements, reporting requirements and various negative covenants. There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs. Based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. The sufficiency and availability of our sources of liquidity may be affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In addition, our Amended Agreement contains a borrowing base that is determined primarily by the level of our eligible accounts receivable and inventory. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Agreement may trigger the requirement to apply substantially all cash collections to reduce outstanding borrowings or default and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Agreement would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, a breach of the minimum aggregate availability covenant would trigger an immediate event of default. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and our Notes. We currently believe that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.

The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended January 1, 2011, the Convertible Notes are convertible during the first quarter of 2011. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the New York Stock Exchange for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 par value of each of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock. Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.

Compliance with the minimum aggregate borrowing availability covenant is dependent on the results of our operations, which are subject to a number of factors including current economic conditions and levels of consumer spending. The recent economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a continuation or worsening of current economic conditions would adversely impact our net sales and cash flows. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the Notes.

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

General economic conditions in the United States, Europe and other parts of the world, including a continued weakening or instability of such economies, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion apparel and related products, such as ours.

The economies of the United States, Europe and other parts of the world in which we operate weakened significantly as a result of the global economic crisis that began in the second half of 2008 and which persisted during 2009 and into 2010. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to: (i) general economic and business conditions both in the United States and abroad; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions, both domestic and abroad; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.

Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and declines in consumer confidence and economic growth. The current unstable economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future. A number of our markets continue to suffer particularly severe downturns, including our Eastern European markets, which have been particularly adversely affected by conditions in the world economy, and we have experienced, and expect to continue to experience, significant declines in revenues. Profitability of our MEXX business has been, and is expected to continue to be, even more affected by such downturn as such regions account for a significant amount of MEXX’s profitability. While we have seen intermittent signs of stabilization in both North America and internationally, there are no assurances that the global economy will continue to recover. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

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

Many major department store groups make centralized buying decisions. Accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our wholesale sales. The implementation of our licensing arrangements with JCPenney and QVC changed the business model of our LIZ CLAIBORNE brands from a wholesale model, in which we and a limited number of licensees manufactured goods to be sold through various retail channels, to a license model where we will not be sourcing or selling products, but instead receiving a royalty based on net sales by our license partner, and in the case of our JCPenney license, a share in gross profits over agreed upon levels. The goals of these arrangements are to revitalize the LIZ CLAIBORNE franchise, reduce working capital needs and increase earnings. These goals might not be met as we seek to implement this new business model and face risks associated with the reception of this new direction among other customers and licensees. Customers and licensees may, among other things, seek to change their relationships with our other brands or may de-emphasize our other brands, in response to our LIZ CLAIBORNE brand arrangements, which, in the case of JCPenney, include an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) for the sale, marketing, merchandising, advertising and promotion of the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE merchandise in the covered product categories in the United States and Puerto Rico. Additionally, one licensee is currently alleging that the LIZ CLAIBORNE brand arrangements adversely impacted their ongoing ability to sell LIZ CLAIBORNE merchandise. See “Item 3 — Legal Proceedings.” Other licensees may make comparable allegations. In addition, our arrangements with JCPenney and QVC will make us more dependent on the financial and operational health of those companies.

Our continued partial dependence on sales to a limited number of large US department store customers is subject to our ability to respond effectively to, among other things: (i) these customers’ buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” initiatives; (iii) these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers’ requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and (vi) the effect of any potential consolidation among these larger customers. In addition, our sales to such customers will depend on the reaction of those customers to our licensing arrangements for the LIZ CLAIBORNE brands.

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

We sell our wholesale merchandise primarily to major department stores across the United States and Europe and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, the difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our customers and consumers which, in turn, could have an adverse impact on our business, financial condition, liquidity and results of operations.

We may not be able to effect a turnaround of our MEXX Europe business.

We continue the process of attempting to turnaround the MEXX business in Europe. These initiatives focus on enhancing the brand by improving product appeal, more closely linking the wholesale and retail presentations, strengthening retail operations and improving our supply chain model. Despite our efforts to date, MEXX Europe continued to generate operating losses in 2010. There can be no assurances that we will be able to improve the operating results of our MEXX Europe operating segment.

We may not be able to successfully re-launch our LUCKY BRAND product offering.

We continue our efforts, which we began in January 2010, to reposition and drive profitability improvements for LUCKY BRAND. These efforts focus on leveraging LUCKY BRAND’s strong brand heritage and ensuring consistent availability of key products and sizes. As part of this effort, in January 2010, we hired current LUCKY BRAND CEO David DeMattei and Creative Director Patrick Wade. There can be no assurances that we will be able to improve LUCKY BRAND’s profitability.

We cannot assure the successful implementation and results of our long-term strategic plans.

Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

•	Our strategic plan contemplated a significant expansion of our specialty retail business in our Domestic-Based Direct Brands and International-Based Direct Brands segments. The successful operation and expansion of our specialty retail business in our Direct Brands segments is subject to, among other things, our ability to: (i) successfully expand the specialty retail store base of our Direct Brands segments; (ii) successfully find appropriate sites; (iii) negotiate favorable leases; (iv) design and create appealing merchandise; (v) manage inventory levels; (vi) install and operate effective retail systems; (vii) apply appropriate pricing strategies; and (viii) integrate such stores into our overall business mix. We may not be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In 2010, we continued to closely manage spending and opened 25 retail stores. We continue to monitor our capital spending, and plan to open 30-35 Company-owned retail stores globally in 2011.

•	In 2007, we announced a number of initiatives designed to achieve greater collaboration with our wholesale customers and to improve results of our wholesale-based Partnered Brands. These initiatives included design agreements with Isaac Mizrahi with respect to our LIZ CLAIBORNE brand and with John Bartlett with respect to our CLAIBORNE brand. Our wholesale customers had been seeking differentiated products, and we believed that these design agreements would enable us to distinguish our product offering. Over time, we realized that these arrangements and the traditional wholesale business model would not be the solution to improving results for our LIZ CLAIBORNE brands. In October 2009, we changed the business model for our LIZ CLAIBORNE brands from a wholesale model selling to department stores, to a license model where we no longer buy/source or sell products, but instead receive a royalty based on net sales by our license partner and, in the case of our JCPenney license agreement, a share in gross profits over agreed-upon levels. Our failure to successfully manage this new model, including as a result of any terminations of these new licensing arrangements, would have a material adverse effect on our business and results.

To help us improve our sourcing and supply chain capabilities at our MEXX Europe business, in 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel buying/sourcing agent for the MEXX brand and MEXX’s existing buying/sourcing agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Li & Fung continues as the primary buying/sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, incremental, identifiable expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases made through Li & Fung. Our buying/sourcing agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. We might not be successful in these efforts, and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results. In addition, our agreement with Li & Fung provides for a refund of a portion of the closing payment under certain limited circumstances, including a change in our control, the sale or discontinuation of any of our current brands, certain termination events and the failure to maintain certain levels of business. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung. We continue to assess various streamlining opportunities to reduce costs associated with our distribution process, which could result in additional outsourcing agreements in the future.

The  successful  execution  of  the  licensing  arrangements  with  JCPenney  and  QVC  presents  risks,  including,  without  limitation,  our  ability  to efficiently change our operational model and infrastructure as a result of such licensing arrangements, our ability to continue a good working relationship with those licensees and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result.

On October 7, 2009, we entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories. The scope of the license is worldwide for the manufacture of the licensed products and limited to JCPenney’s operations in the United States and Puerto Rico for the sale, marketing, merchandising, advertising and promotion of the licensed products. Under the agreement, JCPenney may only use designs provided or approved by us. The license agreement provides for the payment to us of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment. We also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain of our trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC merchandises and sources the products and we provide brand management oversight. The QVC agreement provides for the payment to us of a royalty based on net sales. Products under these agreements were introduced in the third quarter of 2010.

In connection with these license agreements, we initiated actions to consolidate office space and reduce staff in certain support functions. These actions were completed in the second quarter of 2010. As a result, most of our pre-existing LIZ CLAIBORNE product licensees now work with QVC and JCPenney directly. Such existing licensees and JCPenney and/or QVC might not be able to successfully work together on the license product categories. One existing product licensee is currently alleging that the LIZ CLAIBORNE brand arrangements adversely impacted their ongoing ability to sell LIZ CLAIBORNE merchandise; another licensee was unsuccessful in making such allegations. See “Item 3 — Legal Proceedings.” Other licensees could make comparable allegations.

Although we had business dealings with each of JCPenney and QVC prior to entering into these license agreements, these agreements have created new business relationships, including certain levels of exclusivity. Although each agreement provides for the payment to us by the respective licensees of certain annual minimum royalties and early results are encouraging, we believe that, specifically with respect to the JCPenney agreement, the successful implementation of this significant change in the nature of our wholesale business and expanding our relationship with JCPenney presents certain risks to us, including our ability to obtain the maximum value from each of these agreements and our ability for our design, merchandising and other philosophies to mesh with those of our licensees. Moreover, given the exclusive nature of a number of aspects of these transactions and our reliance on the licensees’ payments of the respective annual minimum royalties, we are assuming more credit risk relating to our receivables from these business partners. Our inability to collect the annual minimum royalties from JCPenney could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.

Our licensing arrangements with JCPenney and QVC for the stated brands may have an adverse impact on sales of our other brands to our US department store customers. We operate in a highly competitive retail environment. Although to date we do not believe that any of our other brands have been adversely impacted as a result of these license agreements, certain of our other US department store customers could still choose to decrease or eliminate the amount of other products purchased from us or change the manner of doing business with us as result of the licensing of our LIZ CLAIBORNE brands to their competitors. Such a decision by a group of US department stores or any other significant customers could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.

The JCPenney license and the QVC license provide the licensees with the option, under certain circumstances, to terminate the license. Any such termination could result in a material adverse effect on our business and results. JCPenney also has an option to take ownership of the same trademarks in the same territory if we fail to maintain the brand positioning for the LIZ CLAIBORNE NEW YORK trademark required pursuant to the terms of the agreement. The exercise of such option may require us to incur material costs and expenses to comply with our obligations under the JCPenney license agreement and certain other license agreements.

The success of our business depends on our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies.

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

We attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle. However, in order to secure necessary materials and ensure availability of manufacturing facilities, we must make substantial advance commitments, which may be up to five months or longer, prior to the receipt of firm orders from customers for the items to be produced. We need to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, and correctly balance the level of our fabric and/or merchandise commitments with actual customer orders. We cannot assure that we will be able to continue to develop appealing styles and brands or successfully meet changing customer and consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received and supported by our wholesale customers or consumers. Our failure to gauge consumer needs and fashion trends by brand and respond appropriately, and to appropriately forecast our ability to sell products, could adversely affect retail and consumer acceptance of our products and leave us with substantial outstanding fabric and/or manufacturing commitments, resulting in increases in unsold inventory or missed opportunities. If that occurs, we may need to employ markdowns or promotional sales to dispose of excess inventory, which may harm our business and results. At the same time, our focus on inventory management may result, from time to time, in our not having a sufficient supply of products to meet demand and cause us to lose potential sales.

We cannot assure that we can attract and retain talented highly qualified executives, or maintain satisfactory relationships with our employees, both union and non-union.

Our success depends, to a significant extent, both upon the continued services of our executive management team, including brand-level executives, as well as our ability to attract, hire, motivate and retain additional talented and highly qualified management in the future, including the areas of design, merchandising, sales, supply chain, marketing, production and systems, as well as our ability to hire and train qualified retail management and associates. In addition, we will need to provide for the succession of senior management, including brand-level executives. The loss of key members of management and our failure to successfully plan for succession could disrupt our operations and our ability to successfully operate our business and execute our strategic plan.

We are bound by a variety of collective bargaining agreements in the US and Canada, mostly in our warehouse and distribution facilities. We consider our relations with our nonunion and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, we cannot rule out the possibility of a labor dispute at one or more of our facilities relating to any facility closings, outsourcing or ongoing negotiations with respect to contracts that expire. Any such dispute could have a material adverse impact on our business.

Costs related to a multiemployer pension plan could increase, which could negatively affect our results of operations and cash flow.

We contribute to a union-sponsored multiemployer defined benefit pension plan, which is regulated by ERISA, pursuant to obligations arising under our collective bargaining agreements. This multiemployer pension plan is not administered by or controlled by us and has actuarial liabilities for accumulated benefits that are in excess of plan assets. Our required contributions to this plan could increase or decrease, depending upon the outcome of collective bargaining, actions taken by trustees who manage the plans, governmental regulations, market conditions, the actual return on assets held in the plan and the continued viability and contributions of other employers which contribute to the plan. Due to the underfunding, we are already subject to a rehabilitation plan and are making the necessary contributions.

In addition, under ERISA, an employer that withdraws or partially withdraws from a multiemployer pension plan may incur a “withdrawal liability” to the plan, which represents the portion of the plan’s underfunding that is allocable to the withdrawing employer. A withdrawal liability may be incurred under a variety of circumstances, including selling, closing or substantially reducing employment at our unionized facilities or if the plan is terminated. If incurred, a withdrawal liability is generally payable in installments over a period of years, the amount and duration of the installments being determined under relevant statutory rules. Material increases in our contributions to the plan and/or the occurrence of withdrawal liabilities could have an adverse effect on our results of operations and cash flow.

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

We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements (such as the license of our DANA BUCHMAN brand to Kohl’s), and/or implement new business models (such as the licensing arrangements with JCPenney and QVC for the LIZ CLAIBORNE brands). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

•	Our ability to identify appropriate business development opportunities, including new product lines and markets;

•	New businesses, business models, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;

•	Consumer acceptance of the new products or lines;

•	We may not be able to generate projected or satisfactory levels of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business;

•	We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business;

•	We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

•	With respect to a business where we act as licensee, such as our licensed DKNY® JEANS and DKNY® ACTIVE brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable license agreements, including among other things the maintenance of certain levels of sales and the public perception and/or acceptance of the licensor’s brands or other product lines, which are not within our control.

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

Our reliance on independent foreign manufacturers could cause delay and loss and damage our reputation and customer relationships. Also, there are risks associated with our agreement with Li & Fung, which results in a single foreign buying/sourcing agent for a significant portion of our products.

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions, including approximately 500 suppliers manufacturing our products. At the end of 2010 such suppliers were located in 50 countries, with the largest finished goods supplier at such time accounting for less than 7.0% of the total of finished goods we purchased in 2010. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

Additionally, we require our independent manufacturers (as well as our licensees) to operate in compliance with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us (or any of our licensees), or the divergence of an independent manufacturer’s (or licensee’s) labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

In 2008, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung acts as the primary global apparel buying/sourcing agent for the MEXX brand and MEXX’s existing buying/sourcing agent offices were integrated into the Li & Fung organization. On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Li & Fung continues as the primary buying/sourcing agent for MEXX. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, identifiable, incremental expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. Our buying/sourcing agent offices In Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. The transition with Li & Fung might not be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations. The licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

Our arrangements with foreign suppliers and with our foreign buying/sourcing agents are subject generally to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely effect our operations. Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, which in turn, could have an adverse impact on our business, financial position, liquidity and results of operations.

Our international operations are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product.

We source most of our products outside the United States through arrangements with independent suppliers in approximately 50 countries as of January 1, 2011. There are a number of risks associated with importing our products, including but not limited to the following:

•	The potential reimposition of quotas, which could limit the amount and type of goods that may be imported annually from a given country, in the context of a trade retaliatory case;

•	Changes in social, political, legal and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

•	The imposition of additional regulations, or the administration of existing regulations, relating to products which are imported, exported or otherwise distributed;

•	The imposition of additional duties, tariffs, taxes and other charges or other trade barriers on imports or exports;

•	Risks of increased sourcing costs, including costs for materials and labor and such increases potentially resulting from the elimination of quota on apparel products;

•	Our ability to adapt to and compete effectively in the current quota environment, in which general quota has expired on apparel products, resulting in changing in sourcing patterns and lowered barriers to entry, but political activities which could result in the reimposition of quotas or other restrictive measures have been initiated or threatened;

•	Significant delays in the delivery of cargo due to security considerations;

•	The imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

•	The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States’ reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries.

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

While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Furthermore, our international sales represented approximately 33.7% of our total sales in 2010 and 32.3% in 2009. Such sales were derived from sales in foreign currencies, primarily the euro. Our international sales, as well as our international businesses’ inventory and accounts receivable levels, could be materially affected by currency fluctuations. In addition, we have outstanding 350.0 million euro of euro-denominated Notes, which could further expose our business and balance sheets to foreign currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

A material disruption in our information technology systems could adversely affect our business or results of operations.

We rely extensively on our information technology (“IT”) systems to track inventory, manage our supply chain, record and process transactions, summarize results and manage our business. The failure of IT systems to operate effectively, problems with transitioning to upgraded or replacement systems or difficulty in integrating new systems could adversely impact our business. In addition, our IT systems are subject to damage or interruption from power outages, computer, network and telecommunications failures, computer viruses, security breaches and usage errors by our employees. If our IT systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Any material disruption in our IT systems could adversely affect our business or results of operations.

Privacy breaches and liability for online content could negatively affect our reputation, credibility and business.

We rely on third-party computer hardware, software and fulfillment operations for our e-commerce operations and for the various social media tools and websites we use as part of our marketing strategy. There is a growing concern over the security of personal information transmitted over the internet, consumer identity theft and user privacy. Despite the implementation of reasonable security measures by us and our third-party providers, these sites and systems may be susceptible to electronic or physical computer break-ins and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding our customers or website visitors could harm our reputation and credibility, decline our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers. Additionally, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted on our websites by users and other third parties. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding unauthorized disclosure of personal information.

Our ability to utilize all or a portion of our US deferred tax assets may be limited significantly if we experience an “ownership change.”

As of January 1, 2011, we had US federal deferred tax assets of $409.0 million, which include net operating loss (“NOL”) carryforwards and other items which could be considered net unrealized built in losses (“NUBIL”). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an “ownership change” under section 382 of the Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of January 1, 2011. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of January 1, 2011, substantially all tax benefit of the US deferred tax assets has been offset with a full valuation allowance that was recognized in our financial statements.

The outcome of current and future litigations and other proceedings in which we are involved may have a material adverse effect on our results of operations and cash flows.

We are subject to various litigations and other proceedings in our business which, if determined unfavorably to us, could have a material adverse effect on our results of operations and cash flows. For a more detailed discussion of these litigations and other proceedings, see “Item 3 — Legal Proceedings.” We may in the future be subject to claims by other licensees of our merchandise that may be similar to those we have disclosed in this Annual Report on Form 10-K, and we may also become party to other claims and legal actions in the future which, either individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows. In addition, any of the current or possible future legal proceedings in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our distribution and administrative functions are conducted in both leased and owned facilities. We also lease space for our specialty retail and outlet stores. We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations, although from time to time we use unaffiliated third parties to provide distribution services to meet our distribution requirements.

Our principal executive offices and showrooms, as well as sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease 304,000 square feet and occupy approximately 104,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. We own and operate a 285,000 square foot office building in North Bergen, New Jersey, which houses operational staff. The following table sets forth information with respect to our key properties:

		Approximate
		Square
		Footage	Leased/
Location(a)	Primary Use	Occupied	Owned

West Chester, Ohio(b)	Apparel Distribution Center	601,000	Leased
Voorschoten, Netherlands	Offices/Apparel Distribution Center	350,000	Leased
North Bergen, New Jersey	Offices	285,000	Owned
St. Laurent, Canada	Office/Apparel & Non-Apparel Distribution Center	160,000	Leased
Amsterdam, Netherlands	Offices	109,000	Leased
New York, New York	Offices	104,000	Leased
1440 Broadway, New York, NY	Offices	93,000	Leased

(a)	We also lease showroom, warehouse and office space in various other domestic and international locations. We closed our Allentown, Pennsylvania and Dayton, New Jersey distribution centers during 2008 and our Vernon, California distribution center during 2010, for which we remain obligated under the respective leases.

(b)	We operate the Ohio facility under a synthetic lease that expires in May of 2011. During the third quarter of 2010, we communicated our intent to purchase the underlying assets of the Ohio facility and expect to close the purchase for $28.0 million in the second quarter of 2011. See Note 8 of Notes to Consolidated Financial Statements for a discussion of this arrangement.

In 2010, we sold our former Mt. Pocono, Pennsylvania distribution center and 80 acres of land in Montgomery, Alabama.

Item 3.	Legal Proceedings

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

A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the Supreme Court of the State of New York, County of New York, on January 21, 2010. The complaint alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arose from the Company’s decision to sign a licensing agreement with JCPenney. The complaint sought an award of $100.0 million in compensatory damages plus punitive damages. On March 4, 2010, the Company moved to dismiss the complaint for failure to state a cause of action. On October 12, 2010, the Court issued an order granting the motion and dismissing all of The Levy Group Inc.’s claims with prejudice. The time to appeal such order has expired and The Levy Group, Inc. did not appeal this ruling.

A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the “Footwear License Agreement”). The Company sent the plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserts claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud, and brand dilution. Plaintiffs seek both declaratory and injunctive relief, as well as damages of not less than $125.0 million. The Company’s response to the amended complaint is due on February 17, 2011. The Company believes the allegations in the amended complaint are without merit and intends to file a motion to dismiss the amended complaint in its entirety.

Additionally, on November 4, 2010, plaintiffs moved for a preliminary injunction to enjoin the Company from: (i) interfering with plaintiffs’ purported right to sell merchandise bearing the LIZ CLAIBORNE family of trademarks; (ii) selling (or permitting any third party from selling) merchandise under the LIZ & CO. trademark; and (iii) terminating the Footwear License Agreement. Plaintiffs’ motion for a preliminary injunction is fully briefed and oral argument was held before the court on December 1, 2010. The Company awaits the court’s decision on plaintiffs’ motion for a preliminary injunction, but believes that there are no grounds for a preliminary injunction to be issued.

The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 1, 8 and 20 of Notes to Consolidated Financial Statements).

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of February 4, 2011 is set forth below:

Name	Age	Position(s)

William L. McComb	48	Chief Executive Officer
Andrew Warren	44	Chief Financial Officer
Lisa Piovano Machacek	46	Senior Vice President — Chief Human Resources Officer
Nicholas Rubino	49	Senior Vice President — Chief Legal Officer, General Counsel and Secretary
Peter Warner	49	Senior Vice President — Global Sourcing and Operations

Executive officers serve at the discretion of the Board of Directors.

Mr. McComb joined the Company as Chief Executive Officer and a member of the Board of Directors on November 6, 2006. Prior to joining the Company, Mr. McComb was a company group chairman at Johnson & Johnson. During his 14-year tenure with Johnson & Johnson, Mr. McComb oversaw some of the company’s largest consumer product businesses and brands, including Tylenol, Motrin and Clean & Clear. He also led the team that repositioned and restored growth to the Tylenol brand and oversaw the growth of J&J’s McNeil Consumer business with key brand licenses such as St. Joseph aspirin, where he implemented a strategy to grow the brand beyond the over-the-counter market by adding pediatric prescription drugs. Mr. McComb serves on the Boards of the American Apparel & Footwear Association and the National Retail Federation, and is a trustee of The Pennington School. He is a member of Kilts Center for Marketing’s steering committee at The University of Chicago Booth School of Business. He is also a member of the Business Roundtable.

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

Fiscal Period	High	Low

2010:
1st Quarter	$7.56	$4.87
2nd Quarter	9.33	4.09
3rd Quarter	6.25	4.02
4th Quarter	7.75	6.03
2009:
1st Quarter	$3.84	$1.65
2nd Quarter	6.30	2.81
3rd Quarter	6.27	2.56
4th Quarter	7.49	4.10

HOLDERS

On February 4, 2011, the closing sale price of our common stock was $5.24. As of February 4, 2011, the approximate number of record holders of common stock was 4,682.

DIVIDENDS

We did not pay any dividends during 2010 or 2009.

PERFORMANCE GRAPH
Comparison of Cumulative Five Year Return

	2005	2006	2007	2008	2009	2010
Liz Claiborne, Inc.	$100.00	$122.05	$57.54	$7.62	$16.50	$20.99
S&P 500 Index	100.00	115.80	122.16	76.96	97.33	111.99
S&P SmallCap 600	100.00	115.12	114.78	79.11	99.34	125.47
New Benchmarking Group(a)	100.00	117.18	91.64	49.93	95.42	127.60
Prior Benchmarking Group(b)	100.00	127.21	113.35	68.78	113.10	151.52

(a)	The New Benchmarking Group consisted of Abercrombie & Fitch; Aeropostale, Inc.; American Eagle Outfitters, Inc.; Ann Taylor Stores Corporation; Charming Shoppes, Inc.; Chico’s FAS, Inc.; Coach, Inc.; Guess?, Inc.; The Jones Group, Inc.; Limited Brands, Inc.; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Philips Van-Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; The Talbots, Inc.; Urban Outfitters, Inc.; VF Corporation and The Warnaco Group, Inc.

(b)	The Prior Benchmarking Group consisted of Abercrombie & Fitch; American Eagle Outfitters, Inc; Ann Taylor Stores Corporation; Coach, Inc.; Dillards, Inc.; The Gap, Inc.; The Jones Group, Inc.; Limited Brands, Inc.; NIKE, Inc.; Nordstrom, Inc.; Philips Van-Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; Saks Incorporated; The Talbots, Inc.; and VF Corporation.

The line graph above compares the cumulative total stockholder return on the Company’s Common Stock over a 5-year period with the return on (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) (which the Company’s shares ceased to be a part of as of the close of business on December 1, 2008); (ii) the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap 600”) (which the Company’s shares became a part of on December 2, 2008); and (iii) two indices comprised of the Company and: (a) the previously designated compensation peer group, designated by the Board’s Compensation Committee in consultation with its compensation consultants, against which executive compensation practices of the Company are compared (the “Prior Benchmarking Group”) and (b) the new compensation peer group designated by the Compensation Committee in October 2010 in consultation with its compensation consultants, which reflects a total of eight additions to and five deletions from the Prior Benchmarking Group (the “New Benchmarking Group”). We have historically constructed our compensation benchmarking group based on companies with comparable products, revenue composition and size. We believe the New Peer Group provides a more meaningful comparison in terms of comparable products, revenue composition and size in light of changes in the Company’s operations over the past few years.

In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at December 30, 2005 (the last trading day before the beginning of the Company’s 2006 fiscal year) and assume that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information about our purchases during the quarter ended January 1, 2011, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

			Total Number of	Maximum
			Shares	Approximate
			Purchased	Dollar Value of
			as Part of	Shares that
			Publicly	May Yet be
	Total Number of		Announced	Purchased
	Shares		Plans or	Under the Plans
	Purchased	Average Price	Programs	or Programs
Period	(In thousands)(a)	Paid per Share	(In thousands)	(In thousands)(b)
October 3, 2010 — October 30, 2010	—	$—	—	$28,749
October 31, 2010 — December 4, 2010	0.6	6.20	—	28,749
December 5, 2010 — January 1, 2011	1.1	7.55	—	28,749

Total — 13 Weeks Ended January 1, 2011	1.7	$7.06	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)	The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The amended and restated revolving credit agreement currently restricts the Company’s ability to repurchase stock.

Item 6.	Selected Financial Data.

The following table sets forth certain information regarding our results of operations and financial position and is qualified in its entirety by the Consolidated Financial Statements and notes thereto, which appear elsewhere herein.

	2010	2009	2008	2007	2006
(Amounts in thousands, except per common share data)

Net sales	$2,500,072	$2,915,919	$3,861,111	$4,308,402	$4,356,403
Gross profit	1,238,521	1,352,325	1,835,790	2,034,246	2,116,196
Operating (loss) income(a)	(179,514)	(318,058)	(733,885)	(433,028)	334,302
(Loss) income from continuing operations	(220,983)	(278,911)	(811,057)	(374,487)	192,354
Net (loss) income	(252,309)	(306,410)	(951,559)	(372,282)	255,318
Net (loss) income attributable to Liz Claiborne, Inc.	(251,467)	(305,729)	(951,811)	(372,798)	254,685
Working capital	39,043	244,379	432,174	794,456	796,195
Total assets	1,257,659	1,605,903	1,905,452	3,268,467	3,495,768
Total debt	577,812	658,151	743,639	887,711	592,735
Total Liz Claiborne, Inc. stockholders’ (deficit) equity	(24,170)	216,548	503,647	1,515,564	2,129,981
Per common share data:
Basic
(Loss) income from continuing operations attributable to Liz Claiborne, Inc.	(2.34)	(2.96)	(8.67)	(3.76)	1.88
Net (loss) income attributable to Liz Claiborne, Inc.	(2.67)	(3.26)	(10.17)	(3.74)	2.50
Diluted
(Loss) income from continuing operations attributable to Liz Claiborne, Inc.	(2.34)	(2.96)	(8.67)	(3.76)	1.85
Net (loss) income attributable to Liz Claiborne, Inc.	(2.67)	(3.26)	(10.17)	(3.74)	2.46
Dividends paid	—	—	0.23	0.23	0.23
Weighted average shares outstanding, basic	94,243	93,880	93,606	99,800	101,989
Weighted average shares outstanding, diluted(b)	94,243	93,880	93,606	99,800	103,483

(a)	During 2010, 2009 and 2008, we recorded pretax charges of $81.2 million, $163.5 million and $110.7 million, respectively, related to our streamlining initiatives, which are discussed in Note 12 of Notes to Consolidated Financial Statements. The 2009 charges include a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights previously recorded in our Partnered Brands segment, which is discussed in Note 1 of Notes to Consolidated Financial Statements.

During 2007 and 2006, we recorded pretax charges of $109.2 million and $81.5 million related to our streamlining initiatives.

During 2010, we recorded non-cash pretax impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.

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

These impairment charges are discussed in Note 1 of Notes to Consolidated Financial Statements.

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

(b)	Because we incurred losses from continuing operations in 2010, 2009, 2008 and 2007, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business/Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. We aggregate our six operating segments to form reportable segments, where applicable. As such, we report our operations in three reportable segments as follows:

•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of our three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX Europe and MEXX Canada, our two international, retail-based operating segments.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, outlet, concession and e-commerce operations of our AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

We also present our results on a geographic basis based on selling location:

•	Domestic (wholesale customers, licensing, Company-owned specialty retail and outlet stores located in the US and e-commerce sites); and

•	International (wholesale customers, licensing, Company-owned specialty retail, outlet and concession stores located outside of the US and e-commerce sites).

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

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we are focusing on carefully managing those factors within our control, most importantly spending. We will continue our streamlining efforts to drive cost out of our operations through initiatives that are aimed at driving efficiencies as well as improvements in working capital and operating cash flows. We remain cautious about the near-term retail environment.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and executing the turnarounds at MEXX EUROPE and LUCKY BRAND, reinvigorating the JUICY COUTURE domestic business while expanding its international operations, and continuing to drive profitable growth at KATE SPADE and with our licensed LIZ CLAIBORNE brand at JCPenney.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this Annual Report on Form 10-K, including, without limitation, under “Statement Regarding Forward — Looking Statements” and “Item 1A — Risk Factors.”

Recent Initiatives

In October 2010, we initiated actions to exit our 82 LIZ CLAIBORNE concessions in Europe. These actions include staff reductions and consolidation of office space and are expected to be completed in the first quarter of 2011. On January 10, 2011, we entered into an agreement which includes the exit of 53 such concessions and transfer of title to certain property and equipment in exchange for a nominal fee.

Following a comprehensive review, on July 14, 2010, our Board of Directors approved plans to exit our LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico. We completed the closure of these stores in January 2011. Our other outlet stores in the US and Puerto Rico for our JUICY COUTURE, LUCKY BRAND, KATE SPADE and KENSIE brands were not impacted by this action.

In May 2010, we completed a second amendment to and restatement of our revolving credit facility (as amended, the “Amended Agreement”). Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions which provide for earlier maturity dates if our 5.0% 350.0 million euro Notes due July 2013 (the “Notes”) and our $90.0 million 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) are not repaid or refinanced by certain agreed upon dates. For further information concerning our debt and credit facilities, see Note 9 of Notes to Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.

In April 2010, we completed an agreement with an affiliate of Donna Karan International, Inc. to terminate our licensed DKNY® MENS Sportswear operations and close, transfer or repurpose our DKNY® JEANS outlet stores (see Note 16 of Notes to Consolidated Financial Statements). These actions included contract terminations, staff reductions and consolidation of office space and were substantially completed by the end of 2010.

In January 2010, we entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), which included the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. With the closure of four distribution centers in 2010, we have closed ten distribution centers since 2007. We will also continue to closely manage spending, with projected 2011 capital expenditures of approximately $75.0 million, compared to $80.9 million in 2010.

For a discussion of certain risks relating to our recent initiatives, see “Item 1A — Risk Factors.”

Discontinued Operations

In connection with actions initiated in July 2007, we (i) disposed of certain assets of our former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in 2007; (ii) disposed of certain assets and/or liabilities of our former C&C California, Laundry by Design, prAna and Ellen Tracy brands in 2008; (iii) closed our SIGRID OLSEN brand, which included the closure of our wholesale operations and the closure or conversion of our retail locations in 2008 and (iv) entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s sources and sells products under the DANA BUCHMAN brand.

The activities of our former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of our SIGRID OLSEN brand that were not converted to other brands and the retail operations of our former Ellen Tracy brand, our LIZ CLAIBORNE Canada stores, our closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico as of January 1, 2011 and 53 of our LIZ CLAIBORNE concessions in Europe have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either did not represent operations and cash flows that could be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.

In connection with the 2008 dispositions discussed above, we recognized total pretax charges of $83.5 million during the year ended January 3, 2009, including $10.6 million related to the Ellen Tracy transaction. We allocated $2.5 million of the Ellen Tracy charge to the Ellen Tracy retail operations, which is therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and was recorded within Selling, general & administrative expenses (“SG&A”).

2010 Overall Results

Our 2010 results reflected:

•	A $415.8 million decrease in net sales, including a $228.3 million decrease in sales in our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with J.C. Penney Corporation, Inc. and J.C. Penney, Inc. (collectively “JCPenney”) and with QVC, Inc. (“QVC”);

•	Mixed comparable store performance in our Domestic-Based Direct Brands and International-Based Direct Brands segments, reflecting reduced consumer demand and inconsistent traffic patterns and levels of consumer spending;

•	Increased retailer markdowns driven by continued promotional activity; and

•	Aggressive liquidation of inventories at LUCKY BRAND and our Partnered Brands segment.

During 2010, we recorded the following pretax items:

•	Expenses associated with our streamlining initiatives of $81.2 million and charges primarily associated with other exiting activities of $8.5 million;

•	A $21.6 million foreign currency translation gain related to our Notes (see “Financial Position, Liquidity and Capital Resources — Hedging Activities”);

•	A $7.5 million write-off of debt issuance costs as a result of a reduction in size of our amended and restated revolving credit facility; and

•	A non-cash impairment charge of $2.6 million primarily related to merchandising rights associated with our LIZ CLAIBORNE and licensed DKNY® JEANS brands.

Our 2009 results reflected the following pretax items:

•	Expenses associated with our streamlining initiatives of $163.5 million and charges associated with winding down certain operations of our LIZ CLAIBORNE brand and other exiting activities of $19.2 million (including a non-cash impairment charge of $4.5 million associated with LIZ CLAIBORNE merchandising rights);

•	A non-cash impairment charge of $9.5 million associated with our licensed DKNY® JEANS and DKNY® ACTIVE brands; and

•	A non-cash impairment charge of $2.8 million associated with additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac.

During 2009, we recorded a tax benefit of $108.3 million primarily attributable to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income, partially offset by valuation allowances.

Net Sales

Net sales in 2010 were $2.500 billion, a decrease of $415.8 million or 14.3%, compared to 2009 net sales of $2.916 billion. A total of $228.3 million, or 7.8% of the overall decline in net sales, was associated with our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the JCPenney and QVC arrangements.

The remaining decrease in net sales of $187.5 million, or 6.5%, reflected (i) sales declines in the ongoing operations of our Partnered Brands segment; (ii) sales declines in our International-Based Direct Brands segment due to decreased wholesale and retail volume and reduced average selling prices; and (iii) an increase in sales of our Domestic-Based Direct Brands segment. The effect of fluctuations in foreign currency exchange rates decreased net sales by $5.9 million.

Gross Profit and Loss from Continuing Operations

Gross profit in 2010 was $1.239 million, a decrease of $113.8 million compared to 2009, primarily due to reduced sales in our Partnered Brands and International-Based Direct Brands segments, partially offset by an increase in gross profit in our Domestic-Based Direct Brands segment. Gross profit as a percentage of net sales increased to 49.5% in 2010 from 46.4% in 2009, reflecting improved gross profit rates of our Partnered Brands and International-Based Direct Brands segments and an increased proportion of sales from the retail operations of our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. We recorded a loss from continuing operations of $221.0 million in 2010, as compared to a loss from continuing operations of $278.9 million in 2009. The reduced loss from continuing operations primarily reflected the impact of a reduction in Selling, general & administrative expenses (“SG&A”) and an increase in Other income (expense), primarily due to a period-over-period increase of $28.1 million in foreign currency translation gains related to our Notes (see “Financial Position, Liquidity and Capital Resources — Hedging Activities”), partially offset by the impact of decreased gross profits.

Balance Sheet

We ended 2010 with a net debt position of $554.5 million as compared to $637.3 million at year-end 2009. Including the receipt of $171.5 million of net income tax refunds, we generated $167.4 million in cash from continuing operations over the past twelve months, which enabled us to fund $80.9 million of capital and in-store shop expenditures, a $24.3 million refund paid to Li & Fung Limited (“Li & Fung”) related to a buying/sourcing arrangement, $5.0 million of acquisition related payments and $4.0 million of investments in and advances to Kate

Spade Japan Co. Ltd. (“KSJ”), an equity method investee, while decreasing our net debt by $82.8 million. The effect of changes in foreign currency translation on our Notes decreased our debt balance by $34.7 million compared to January 2, 2010.

International Operations

In 2010, international sales represented 33.7% of our overall sales, as compared to 32.3% in 2009. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which decreased net sales in 2010 by $5.9 million. The period-over-period fluctuations of the euro and Canadian dollar against the US dollar have positively impacted sales in our Canadian businesses and have negatively impacted sales in our European business. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments and on a geographic basis.

2010 vs. 2009

The following table sets forth our operating results for the year ended January 1, 2011 (52 weeks), compared to the year ended January 2, 2010 (52 weeks):

	Fiscal Years Ended		Variance
	January 1,	January 2,
	2011	2010	$	%
Dollars in millions

Net Sales	$2,500.1	$2,915.9	$(415.8)	(14.3)%
Gross Profit	1,238.5	1,352.3	(113.8)	(8.4)%
Selling, general & administrative expenses	1,415.4	1,653.4	238.0	14.4%
Impairment of goodwill and other intangible assets	2.6	17.0	14.4	84.7%

Operating Loss	(179.5)	(318.1)	138.6	43.6%
Other income (expense), net	26.6	(4.0)	30.6	*
Interest expense, net	(60.2)	(65.1)	4.9	7.5%
Provision (benefit) for income taxes	7.9	(108.3)	(116.2)	*

Loss from Continuing Operations	(221.0)	(278.9)	57.9	20.8%
Discontinued operations, net of income taxes	(31.3)	(27.5)	(3.8)	(13.8)%

Net Loss	(252.3)	(306.4)	54.1	17.7%
Net loss attributable to the noncontrolling interest	(0.8)	(0.7)	0.1	14.3%

Net Loss Attributable to Liz Claiborne, Inc.	$(251.5)	$(305.7)	$54.2	17.7%

*	Not meaningful.

Net Sales

Net sales for 2010 were $2.500 billion, a decrease of 14.3%, as compared to net sales for 2009 of $2.916 billion. This reduction primarily reflected sales declines in our Partnered Brands and International-Based Direct Brands segments, partially offset by an increase in sales in our Domestic-Based Direct Brands segment. The decrease in our Partnered Brands segment included a $228.3 million, or 7.8%, decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements. The impact of changes in foreign currency exchange rates in our international businesses decreased net sales by $5.9 million in 2010. The decrease in net sales also reflected the continuing challenges of turning around certain underperforming businesses and the economic conditions in the markets in which we operate.

Net sales results for our segments are provided below:

■	Domestic-Based Direct Brands net sales were $1.138 billion, an increase of $17.3 million, or 1.5%, compared to 2009, reflecting the following:

•	Net sales for JUICY COUTURE were $566.8 million, a 5.0% increase compared to 2009, which primarily reflected increases in our outlet, e-commerce and wholesale non-apparel operations, partially offset by a decrease in our wholesale apparel operations.

We ended 2010 with 74 specialty retail stores, 52 outlet stores and 5 concessions, reflecting the net addition over the last 12 months of 8 specialty retail stores, 19 outlet stores and 5 concessions. Key operating metrics for our JUICY COUTURE retail operations included the following:

–	Average retail square footage in 2010 was approximately 369 thousand square feet, a 14.6% increase compared to 2009;

–	Sales productivity was $745 per average square foot as compared to $804 for 2009;

–	Comparable store net sales in our Company-owned stores decreased by 2.3% in 2010; and

–	Comparable e-commerce net sales increased 27.9%; inclusive of e-commerce net sales, comparable direct-to-consumer net sales decreased by 0.5%. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for 2009 and the first nine months of 2010 were based on the retail sales data provided by the third party operator.

•	Net sales for LUCKY BRAND were $386.9 million, a 12.0% decrease compared to 2009, reflecting decreases in specialty retail operations, partially resulting from reduced average selling prices due to the aggressive liquidation of inventory, in addition to decreases in our wholesale apparel, wholesale non-apparel and outlet operations.

We ended 2010 with 189 specialty retail stores and 38 outlet stores, reflecting the net closure over the last 12 months of 5 specialty retail stores and 8 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

–	Average retail square footage in 2010 was approximately 586 thousand square feet, a 0.3% increase compared to 2009;

–	Sales productivity was $365 per average square foot as compared to $421 for 2009;

–	Comparable store net sales in our Company-owned stores decreased by 13.5% in 2010; and

–	Comparable e-commerce net sales increased by 9.7%; inclusive of e-commerce net sales, comparable direct-to-consumer sales decreased 11.7%.

•	Net sales for KATE SPADE were $184.3 million, a 30.5% increase compared to 2009, primarily driven by increases in e-commerce, specialty retail, wholesale non-apparel and outlet operations.

We ended 2010 with 44 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 6 specialty retail stores. Key operating metrics for our KATE SPADE retail operations included the following:

–	Average retail square footage in 2010 was approximately 141 thousand square feet, a 3.3% decrease compared to 2009;

–	Sales productivity was $666 per average square foot as compared to $538 for 2009;

–	Comparable store net sales in our Company-owned stores increased by 23.6% in 2010; and

–	Comparable e-commerce net sales increased by 91.4%; inclusive of e-commerce net sales, direct-to-consumer net sales increased 36.0%.

■	International-Based Direct Brands, comprised of our MEXX retail-based lifestyle brand, net sales were $731.8 million, a decrease of $100.1 million, or 12.0% compared to 2009, primarily due to decreases in our MEXX Europe wholesale and retail operations, partially offset by an increase in our MEXX Canada retail operations.

We ended 2010 with 172 specialty retail stores, 93 outlet stores and 138 concessions, reflecting the net addition over the last 12 months of 12 specialty retail stores and the net closure of 8 outlet stores and 68 concessions. Key operating metrics for our MEXX retail operations included the following:

•	Average retail square footage in 2010 was approximately 1.552 million square feet, a 3.6% increase compared to 2009;

•	Sales productivity was $265 per average square foot as compared to $325 for 2009;

•	Comparable store net sales in our Company-owned stores decreased by 5.6% in 2010; and

•	Comparable e-commerce and concession net sales increased by 4.4%; inclusive of e-commerce and concession net sales, comparable direct-to-consumer sales decreased 4.2%.

■	Partnered Brands net sales were $630.3 million, a decrease of $333.1 million or 34.6%, compared to 2009, reflecting the following:

•	A $239.6 million, or 24.9%, decrease related to brands that have been licensed or exited, primarily due to a $228.3 million decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the JCPenney and QVC arrangements;

•	A net $80.3 million, or 8.3%, decrease related to reduced sales of our ongoing Partnered Brands business, primarily related to our licensed DKNY® JEANS brand and our AXCESS and MONET brands; and

•	A $13.2 million, or 1.4%, decrease related to reduced sales in our outlet operations, substantially all of which were closed in January 2011.

Comparable direct-to-consumer net sales are calculated as follows:

•	New stores become comparable after 14 full fiscal months of operations (on the first day of the 15th full fiscal month);

•	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

•	A remodeled store will be changed to non-comparable when there is a 20.0% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

•	A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns);

•	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months; and

•	E-commerce sales are comparable after 12 full fiscal months from the website launch date (on the first day of the 13th full month).

Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.

Viewed on a geographic basis, Domestic net sales decreased by $317.3 million, or 16.1%, to $1.657 billion, principally reflecting the declines within our domestic Partnered Brands segment, LUCKY BRAND retail and wholesale operations and JUICY COUTURE wholesale operations, partially offset by an increase in our KATE SPADE retail and wholesale operations. International net sales decreased by $98.5 million, or 10.5%, to $843.5 million, primarily due to declines in our MEXX Europe operations, partially offset by an increase in our MEXX Canada retail operations. The impact of fluctuations in foreign currency exchange rates decreased international sales by $5.9 million.

Gross Profit

Gross profit in 2010 was $1.239 billion (49.5% of net sales), compared to $1.352 billion (46.4% of net sales) in 2009. The decrease in gross profit is primarily due to reduced sales in our Partnered Brands and International-Based Direct Brands segments, partially offset by an increase in our Domestic-Based Direct Brands segment. Fluctuations in foreign currency exchange rates in our international businesses decreased our overall gross profit by $2.4 million. However, our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. In addition, the gross profit rate improved in our Partnered Brands segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model and the gross profit rate improved slightly in our International-Based Direct Brands segment.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A decreased $238.0 million, or 14.4%, to $1.415 billion in 2010 compared to 2009. The SG&A decrease reflected the following:

•	A $136.0 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements;

•	A $66.5 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $35.8 million decrease in our International-Based Direct Brands segment, including a $13.7 million decrease in concession fees, a $13.2 million decrease in shipping and handling expenses, and a $4.7 million decrease in payroll related expenses;

•	A $7.8 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations; and

•	An $8.1 million increase in our Domestic-Based Direct Brands segment, primarily due to increased advertising expenses.

SG&A as a percentage of net sales was 56.6%, compared to 56.7% in 2009, primarily reflecting an improved SG&A rate in our Domestic-Based Direct Brands and International-Based Direct Brands segments, partially offset by a decrease in sales in our Partnered Brands segment, which exceeded the proportionate reduction in SG&A.

Impairment of Goodwill and Other Intangible Assets

In 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment, principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.

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

Operating Loss

Operating loss for 2010 was $179.5 million ((7.2)% of net sales), compared to an operating loss of $318.1 million ((10.9)% of net sales) in 2009. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in 2010 by $5.4 million. Operating income (loss) by segment is provided below:

•	Domestic-Based Direct Brands operating income was $3.0 million (0.3% of net sales), compared to an operating loss of $25.4 million ((2.3)% of net sales) in 2009. The year-over-year change reflected a $29.6 million decrease in expenses associated with our streamlining initiatives and brand exiting activities and increased gross profit, partially offset by an increase in advertising expenses.

•	International-Based Direct Brands operating loss was $100.6 million ((13.7)% of net sales), compared to an operating loss of $137.6 million ((16.5)% of net sales) in 2009. The year-over-year change in operating loss reflected: (i) decreased gross profit; (ii) a $36.4 million decrease in expenses associated with our streamlining initiatives and brand exiting activities; (iii) a $13.7 million reduction in concession fees; (iv) a $13.2 million reduction in shipping and handling expenses; (v) a $4.7 million decrease in payroll related expenses; and (vi) a $6.9 million decrease in the operating loss resulting from fluctuations in foreign currency exchange rates.

•	Partnered Brands operating loss in 2010 was $81.9 million ((13.0)% of net sales), compared to an operating loss of $155.1 million ((16.1)% of net sales) in 2009. The decreased operating loss reflected reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements, partially offset by reduced gross profit.

On a geographic basis, Domestic operating loss decreased by $100.4 million to an operating loss of $76.1 million, which reflected reduced losses in our Partnered Brands segment, and operating income in our Domestic-Based Direct Brands segment in 2010, compared to an operating loss in 2009. The International operating loss was $103.4 million in 2010 compared to an operating loss of $141.6 million in 2009. This change reflected decreased losses in our International-Based Direct Brands segment and, to a lesser extent, our Partnered Brands operations in Canada and Europe. The impact of fluctuations in foreign currency exchange rates in our international operations decreased the operating loss by $5.4 million.

Other Income (Expense), Net

Other income (expense), net amounted to $26.6 million in 2010 and $(4.0) million in 2009. Other income (expense), net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains (losses) of $21.6 million and $(6.5) million on our euro-denominated notes within earnings in 2010 and 2009, respectively; (ii) foreign currency transaction gains and losses in 2010 and 2009; and (iii) equity in the earnings of our investment in KSJ in 2010 and 2009.

Interest Expense, Net

Interest expense, net decreased to $60.2 million in 2010 from $65.1 million in 2009, primarily reflecting (i) reduced interest expense due to decreased levels of borrowing under our amended and restated revolving credit facility; (ii) a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility; and (iii) increased interest expense related to the Convertible Notes, which were issued in June of 2009.

Provision (Benefit) for Income Taxes

In 2010, we recorded a provision for income taxes of $7.9 million, compared to a benefit for income taxes of $108.3 million in 2009. The income tax provision for 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit in 2009 principally related to the carryback of Federal losses, partially offset by increases in valuation allowances. We did not record income tax benefits for substantially all losses incurred during 2010 and 2009, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

Loss from Continuing Operations

Loss from continuing operations in 2010 decreased to $221.0 million, or (8.8)% of net sales, from $278.9 million in 2009, or (9.6)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. was $(2.34) in 2010 and $(2.96) in 2009.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in 2010 was $31.3 million, compared to $27.5 million in 2009, reflecting a loss on disposal of discontinued operations of $17.6 million and a $13.7 million loss from discontinued operations in 2010, as compared to a loss on disposal of discontinued operations of $4.9 million and a $22.6 million loss from discontinued operations in 2009. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.33) in 2010 and $(0.30) in 2009.

Net Loss Attributable to Liz Claiborne, Inc.

Net loss attributable to Liz Claiborne, Inc. in 2010 decreased to $251.5 million from $305.7 million in 2009. EPS was $(2.67) in 2010 and $(3.26) in 2009.

2009 vs. 2008

The following table sets forth our operating results for the year ended January 2, 2010 (52 weeks), compared to the year ended January 3, 2009 (53 weeks):

	Fiscal Years Ended		Variance
	January 2,	January 3,
	2010	2009	$	%
Dollars in millions

Net Sales	$2,915.9	$3,861.1	$(945.2)	(24.5)%
Gross Profit	1,352.3	1,835.8	(483.5)	(26.3)%
Selling, general & administrative expenses	1,653.4	1,876.6	223.2	11.9%
Impairment of goodwill and other intangible assets	17.0	693.1	676.1	97.5%

Operating Loss	(318.1)	(733.9)	415.8	56.7%
Other expense, net	(4.0)	(6.4)	2.4	37.5%
Interest expense, net	(65.1)	(48.3)	(16.8)	(34.8)%
(Benefit) provision for income taxes	(108.3)	22.5	130.8	*

Loss from Continuing Operations	(278.9)	(811.1)	532.2	65.6%
Discontinued operations, net of income taxes	(27.5)	(140.5)	113.0	80.4%

Net Loss	(306.4)	(951.6)	645.2	67.8%
Net (loss) income attributable to the noncontrolling interest	(0.7)	0.2	0.9	*

Net Loss Attributable to Liz Claiborne, Inc.	$(305.7)	$(951.8)	$646.1	67.9%

*	Not meaningful.

Net Sales

Net sales for 2009 were $2.916 billion, a decrease of 24.5%, as compared to net sales for 2008 of $3.861 billion. This reduction reflected (i) sales declines in all of our segments; (ii) a $132.0 million decrease associated with brands or certain brand activities that have been licensed, closed or exited and have not been presented as part of discontinued operations; and (iii) the impact of changes in foreign currency exchange rates in our international businesses, which decreased net sales by $54.7 million.

As detailed below, sales and operating results for 2009 in our specialty retail stores were adversely affected by reduced mall traffic and generally lower spending levels per purchase as we reduced unit prices to compensate for lower demand, which is reflected in reduced sales productivity and decreased comparable store sales.

Net sales results for our segments are provided below:

■	Domestic-Based Direct Brands net sales were $1.121 billion, a decrease of $86.7 million, or 7.2% (4.3% excluding the impact of licensing our fragrance operations in the second quarter of 2008) compared to 2008. The decrease in net sales reflected the following:

•	Net sales for JUICY COUTURE were $539.9 million, a 10.7% decrease compared to 2008, or a decrease of 5.7% excluding the impact of licensing our fragrance operations in the second quarter of 2008, which primarily reflected decreases in our wholesale apparel and non-apparel operations, partially offset by increases in specialty retail and outlet operations.

We ended 2009 with 66 specialty retail stores and 33 outlet stores, reflecting the net addition over the last 12 months of 4 specialty retail stores. Key operating metrics for our JUICY COUTURE retail operations included the following:

–	Average retail square footage in 2009 was approximately 325 thousand square feet, a 35.5% increase compared to 2008;

–	Sales productivity was $804 per average square foot as compared to $986 for 2008; and

–	Comparable store net sales in our Company-owned stores decreased by 12.0% in 2009; inclusive of e-commerce net sales, comparable direct-to-consumer net sales decreased by 10.1%. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for 2009 and 2008 were based on the retail sales data provided by the third party operator.

•	Net sales for LUCKY BRAND were $439.6 million, a 7.8% decrease compared to 2008, reflecting decreases in wholesale apparel and specialty retail operations, partially offset by an increase in outlet operations.

We ended 2009 with 194 specialty retail stores and 46 outlet stores, reflecting the net addition over the last 12 months of 1 specialty retail store and 7 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

–	Average retail square footage in 2009 was approximately 584 thousand square feet, a 14.4% increase compared to 2008;

–	Sales productivity was $421 per average square foot as compared to $603 for 2008;

–	Comparable store net sales in our Company-owned stores decreased by 16.2% in 2009; and

–	Comparable e-commerce net sales decreased by 2.6%; inclusive of e-commerce net sales, comparable direct-to-consumer sales decreased 15.2%.

•	Net sales for KATE SPADE were $141.2 million, a 12.1% increase compared to 2008, primarily driven by increases in our outlet and wholesale operations, partially offset by decreases in our specialty retail operations.

We ended 2009 with 38 specialty retail stores and 29 outlet stores, reflecting the net closure over the last 12 months of 10 specialty retail stores and the net addition of 1 outlet store. Key operating metrics for our KATE SPADE retail operations included the following:

–	Average retail square footage in 2009 was approximately 146 thousand square feet, a 24.9% increase compared to 2008;

–	Sales productivity was $538 per average square foot as compared to $616 for 2008;

–	Comparable store net sales in our Company-owned stores decreased by 6.8% in 2009; and

–	Comparable e-commerce net sales increased by 42.8%; inclusive of e-commerce net sales, comparable direct-to-consumer sales increased 1.0%.

■	International-Based Direct Brands net sales were $831.9 million, a decrease of $371.0 million or 30.8% compared to 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $879.4 million, a 26.9% decrease as compared to 2008. The decrease in net sales is primarily due to decreases in our MEXX Europe and MEXX Canada wholesale and retail operations.

We ended 2009 with 157 specialty retail stores, 101 outlet stores and 206 concessions, reflecting the net addition over the last 12 months of 21 specialty retail stores and 1 outlet store and the net closure of 35 concessions (inclusive of the conversion of 29 concessions to specialty retail formats). Key operating metrics for our MEXX retail operations included the following:

•	Average retail square footage in 2009 was approximately 1.498 million square feet, a 4.6% increase compared to 2008;

•	Sales productivity was $325 per average square foot as compared to $444 for 2008;

•	Comparable store net sales in our MEXX Company-owned stores decreased by 10.3% in 2009;

•	Comparable e-commerce and concession net sales decreased by 16.5%; inclusive of e-commerce and concession net sales, comparable direct-to-consumer sales decreased 11.6%; and

•	Fluctuations in foreign currency exchange rates in our European and Canadian businesses decreased net sales by $47.5 million.

■	Partnered Brands net sales were $963.4 million, a decrease of $487.4 million or 33.6% reflecting the following:

•	A net $355.2 million, or 24.5%, decrease in sales of our ongoing wholesale operations as the operating environment continued to adversely affect our LIZ CLAIBORNE, DKNY® JEANS, AXCESS, CLAIBORNE and MONET brands;

•	A $97.2 million, or 6.7%, decrease due to the divestiture, licensing or exiting of the following brands: SIGRID OLSEN (closed as of the second quarter of 2008), Cosmetics group of brands (due to the exiting of certain brands and the license of the remaining brands to Elizabeth Arden effective June 10, 2008), Villager (closed in the third quarter of 2008), former Ellen Tracy brand (sold on April 10, 2008) and DANA BUCHMAN (licensed on an exclusive basis to Kohl’s in January 2008, with operations closed in the second quarter of 2008);

•	The impact of fluctuations in foreign currency exchange rates, primarily related to our LIZ CLAIBORNE operations in Europe and Canada, which decreased net sales by $6.5 million, or 0.4%; and

•	A $28.5 million, or 2.0%, decrease in sales of our outlet operations.

Viewed on a geographic basis, Domestic net sales decreased by $546.6 million, or 21.7%, to $1.974 billion, principally reflecting the declines within JUICY COUTURE wholesale operations and LUCKY BRAND retail and wholesale operations as well as in our domestic Partnered Brands segment, partially offset by an increase in our KATE SPADE wholesale and retail operations. International net sales decreased by $398.5 million, or 29.7%, to $942.0 million, primarily due to declines in our MEXX Europe and MEXX Canada operations, and the $54.7 million impact of fluctuations in foreign currency exchange rates on international sales.

Gross Profit

Gross profit in 2009 was $1.352 billion (46.4% of net sales) compared to $1.836 billion (47.5% of net sales) in 2008. These decreases are primarily due to reduced sales and decreased gross profit rates in our International-Based Direct Brands and Partnered Brands segments. The decreases in the gross margin rates in these segments reflected increased promotional activity, which was partially driven by increased retailer support in our Partnered Brands segment related to the transition of our LIZ CLAIBORNE brands to license arrangements. In addition, fluctuations in foreign currency exchange rates in our international businesses decreased gross profit by $29.7 million.

Gross profit also decreased due to reduced sales in our Domestic-Based Direct Brands segment; however, decreases in our gross profit rate were partially offset by an increased proportion of sales from retail operations in such segment, which runs at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses

SG&A decreased $223.2 million, or 11.9%, to $1.653 billion in 2009 compared to 2008. The SG&A decrease reflected the following:

•	A $137.1 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a $17.8 million decrease resulting from the licensing of our cosmetics brands;

•	A $95.4 million decrease in our International-Based Direct Brands segment, including a reduction of approximately $32.6 million of payroll related expenses, $15.8 million marketing expenses, a reduction of approximately $14.3 million in shipping and handling expenses, as well as an $11.2 million reduction in concession fees of our European operations;

•	A $36.9 million decrease due to the impact of fluctuations in foreign currency exchange rates in our international operations;

•	A $25.2 million increase in expenses associated with our streamlining initiatives and brand-exiting activities; and

•	A $21.0 million increase in our Domestic-Based Direct Brands segment primarily resulting from retail expansion and increases in other operating expenses.

SG&A as a percentage of net sales was 56.7% in 2009, compared to 48.6% in 2008, primarily reflecting (i) an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average; (ii) deleveraging of expenses in our International-Based Direct Brands segment; (iii) a $28.9 million increase in expenses associated with our streamlining initiatives and brand-exiting activities; and (iv) to a lesser extent, a reduction in our Partnered Brands segment due to the decline in sales.

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

In 2008, we recorded non-cash goodwill impairment charges of (i) $382.4 million related to goodwill previously recorded in our Domestic-Based Direct Brands segment as a result of an impairment evaluation we performed as of January 3, 2009 because the Company’s book value exceeded its market capitalization, plus a reasonable control premium; and (ii) $300.7 million related to goodwill previously recorded in our International-

Based Direct Brands segment, reflecting a decrease in its fair value below its carrying value due to declines in the actual and projected performance and cash flows of such segment.

We also recorded a non-cash impairment charge of $10.0 million related to the Villager, Crazy Horse and Russ trademark due to our exit from these brands in the third quarter of 2008.

Operating Loss

Operating loss for 2009 was $318.1 million ((10.9)% of net sales), compared to an operating loss of $733.9 million ((19.0)% of net sales) in 2008. The impact of fluctuations in foreign currency exchange rates in our international operations reduced the operating loss in 2009 by $7.2 million. Operating loss by segment is provided below:

•	Domestic-Based Direct Brands operating loss was $25.4 million ((2.3)% of net sales), compared to an operating loss of $331.5 million ((27.5)% of net sales) in 2008. The decreased operating loss reflected the absence of the non-cash goodwill impairment charge of $382.4 million recorded in 2008 and a decrease in advertising expenses of $8.9 million, partially offset by decreased gross profit, as discussed above, a $31.9 million increase in restructuring charges, principally associated with our LUCKY KIDS stores and certain KATE SPADE stores, and an increase in occupancy costs and other retail related expenses resulting from additional stores, as noted above.

•	International-Based Direct Brands operating loss was $137.6 million ((16.5)% of net sales), compared to an operating loss of $283.6 million ((23.6)% of net sales) in 2008. The decreased operating loss reflected the absence of the non-cash goodwill impairment charge of $300.7 million recorded in 2008 and decreases in the SG&A of our European operations, inclusive of a $32.6 million reduction in employment related expenses, a $15.8 million reduction in marketing expenses, a $14.3 million decrease in shipping and handling expenses and an $11.2 million reduction in concession fees. These decreases were partially offset by reduced gross profit, discussed above. The impact of fluctuations in foreign currency exchange rates reduced the operating loss in 2009 by $1.5 million.

•	Partnered Brands operating loss in 2009 was $155.1 million ((16.1)% of net sales), compared to an operating loss of $118.8 million ((8.2)% of net sales) in 2008. The increased operating loss is primarily due to the decline in gross profit discussed above and increased intangible asset impairment charges of $7.0 million, partially offset by reduced SG&A, including marketing expenditures.

On a geographic basis, Domestic operating loss decreased by $258.4 million to a loss of $176.5 million, which predominantly reflected the absence of the non-cash goodwill impairment charge of $382.4 million recorded in 2008, in addition to decreased losses in our Domestic-Based Direct Brands segment, partially offset by increased losses in our domestic Partnered Brands operations. The International operating loss was $141.6 million in 2009, compared to an operating loss of $298.9 million in 2008. This change reflected the absence of the non-cash goodwill impairment charge of $300.7 million recorded in 2008, partially offset by increased losses in our international Partnered Brands operations. The impact of fluctuations in foreign currency exchange rates in our international operations decreased the operating loss by $7.2 million.

Other Expense, Net

Other expense, net amounted to $4.0 million in 2009 and $6.4 million in 2008. Other expense, net consists primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of a foreign currency translation loss of $6.5 million on our euro-denominated notes within earnings in 2009; and (ii) foreign currency transaction gains and losses in 2009 and 2008.

Interest Expense, Net

Interest expense, net increased to $65.1 million in 2009 from $48.3 million in 2008, primarily due to increased amortization of debt issuance costs, an increase in interest rates associated with our amended and restated revolving credit facility and additional interest expense related to the issuance of the Convertible Notes in June of 2009.

(Benefit) Provision for Income Taxes

We recorded a benefit for income taxes of $108.3 million in 2009, compared to a provision for income taxes of $22.5 million in 2008. The income tax benefit in 2009 principally related to the carryback of Federal losses, partially offset by increases in valuation allowances. We did not record income tax benefits for other losses incurred during 2009 and losses incurred during 2008 in accordance with accounting principles generally accepted in the United States of America due to factors discussed above. The income tax expense in 2008 reflected the establishment of valuation allowances for substantially all deferred tax assets.

Loss from Continuing Operations

Loss from continuing operations in 2009 decreased to $278.9 million, or (9.6)% of net sales, from $811.1 million in 2008, or (21.0)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. was $(2.96) in 2009 and $(8.67) in 2008.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in 2009 was $27.5 million, compared to $140.5 million in 2008, reflecting a loss on disposal of discontinued operations of $4.9 million and a $22.6 million loss from discontinued operations in 2009, as compared to a loss on disposal of discontinued operations of $91.6 million and a $48.9 million loss from discontinued operations in 2008. The loss on disposal of discontinued operations recorded in 2008 principally reflected losses we incurred on the disposition of our former Enyce, prAna and Narciso Rodriguez brands and the loss from discontinued operations in 2009 and 2008 principally reflected losses we incurred in concluding the operations of our discontinued brands. EPS from discontinued operations attributable to Liz Claiborne, Inc. increased to $(0.30) in 2009 from $(1.50) in 2008.

Net Loss Attributable to Liz Claiborne, Inc.

Net loss attributable to Liz Claiborne, Inc. in 2009 decreased to $305.7 million from $951.8 million in 2008. EPS was $(3.26) in 2009 and $(10.17) in 2008.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. Our primary ongoing cash requirements are to (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores, normal maintenance activities and the purchase of our Ohio distribution facility in the second quarter of 2011 (see “Off-Balance Sheet Arrangements” below); (iii) fund remaining efforts associated with our streamlining initiatives, which may include consolidation of office space, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents and securities on hand, as well as borrowings through our lines of credit.

In May 2010, we completed the Amended Agreement. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, provided that in the event that our 350.0 million Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that the Convertible Notes due 2014 are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, we are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-

applicable commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

The Convertible Notes enhance flexibility by allowing us to utilize shares to repay a portion of the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the fourth quarter of 2010 and are convertible during the first quarter of 2011. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 par value of each of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.

During 2010, we received $171.5 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our amended and restated revolving credit facility with the amount of such refunds.

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

The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and to comply with other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.

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

Cash and Debt Balances. We ended 2010 with $23.3 million in cash and marketable securities, compared to $20.9 million at the end of 2009 and with $577.8 million of debt outstanding, compared to $658.2 million at the end of 2009. This $82.8 million decrease in our net debt position (total debt less cash and marketable securities) on a year-over-year basis was primarily attributable to cash flows from continuing operations of $167.4 million, which includes the receipt of $171.5 million of net income tax refunds, partially offset by $80.9 million in capital and in-store shop expenditures, a $24.3 million payment to Li & Fung related to a buying/sourcing arrangement, $5.0 million in acquisition related payments and $4.0 million of investments in and advances to KSJ. The effect of foreign currency translation on our euro-denominated 5.0% Notes decreased our debt balance by $34.7 million compared to January 2, 2010.

Accounts Receivable decreased $55.4 million, or 21.0%, at year-end 2010 compared to year-end 2009, primarily due to: (i) decreased wholesale sales in all of our segments and (ii) the impact of fluctuations in foreign currency exchange rates, which decreased accounts receivable by $3.5 million, or 1.3% at year-end 2010 compared to year-end 2009.

Inventories decreased $30.3 million, or 9.5% at year-end 2010 compared to year-end 2009, primarily due to: (i) the year-over-year impact of decreased sales in our Partnered Brands and International-Based Direct Brands segments and (ii) the impact of brands that have been licensed or exited. The decrease in inventories was partially offset by an increase in Domestic-Based Direct Brands inventory to support growth initiatives, including retail store expansion.

Borrowings under our amended and restated revolving credit facility peaked at $230.5 million during 2010, compared to a peak of $361.3 million in 2009, and were $22.7 million at January 1, 2011, compared to $66.5 million at January 2, 2010.

Net cash provided by operating activities of our continuing operations was $167.4 million in 2010, compared to $230.5 million in 2009. This $63.1 million decrease was primarily due to a period-over-period decrease related to working capital items of $229.3 million, which included a $24.3 million refund paid to Li & Fung in 2010 compared to a $75.0 million payment received from Li & Fung in 2009, each related to a buying/sourcing agreement. The decrease in net cash provided by operating activities also reflected increased losses in 2010 compared to 2009 (excluding foreign currency gains and losses, impairment charges and other non-cash items), partially offset by a $71.7 million increase in net income tax refunds in 2010 compared to 2009. The operating activities of our discontinued operations used $16.8 million and $23.2 million of cash in 2010 and 2009, respectively.

Net cash used in investing activities of our continuing operations was $82.1 million in 2010 compared to $86.9 million in 2009. Net cash used in investing activities in 2010 primarily reflected: (i) the use of $80.9 million for capital and in-store shop expenditures; (ii) the use of $5.0 million for acquisition related payments related to our previous acquisition of LUCKY BRAND; (iii) the use of $4.0 million for investments in and advances to KSJ; and (iv) the receipt of $8.3 million of proceeds primarily from the sale of our former Mt. Pocono distribution facility. Net cash used in investing activities in 2009 primarily reflected the use of: (i) $71.7 million for capital and in-store shop expenditures; (ii) $8.8 million for acquisition related payments for our previous acquisitions of LUCKY BRAND and MAC & JAC; and (iii) $7.2 million for investments in and advances to KSJ. In addition, the investing activities of our discontinued operations used $5.2 million and provided $1.1 million of cash in 2010 and 2009, respectively.

Net cash used in financing activities was $63.6 million in 2010, compared to $125.8 million in 2009. The $62.2 million year-over-year decrease primarily reflected a $37.3 million decrease in net cash used in borrowing activities, primarily due to increased cash requirements for current year operating activities and a decrease of $26.1 million in cash paid for deferred financing fees.

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

On January 26, 2006, we acquired of 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. We are required to make the final contingent payment of $1.4 million based on 2010 earnings, which was accounted for as additional purchase price and included in Accrued expenses at January 1, 2011.

On June 8, 1999, we acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of aggregate cash payments of $126.2 million and additional payments made from 2005 to 2010 totaling $70.0 million for 12.7% of the remaining equity of Lucky Brand. The aggregate purchase price for the remaining 2.3% of the original shares consisted of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment. Based on Lucky Brand’s 2010 earnings, no final payment was required, and LUCKY BRAND became a wholly-owned subsidiary in January 2011.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores discussed above, 38 store leases were assigned to Laura Canada, of which we remain secondarily liable for the remaining obligations on 31 such leases. As of January 1, 2011, the future aggregate payments under these leases amounted to $34.7 million and extended to various dates through 2020.

In the first quarter of 2011, we completed the closure of our remaining LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico (see Note 2 of Notes to Consolidated Financial Statements). A total of 22 store leases were assigned to third parties, of which we remain secondarily liable for the remaining obligations on 16 such leases. The future aggregate payments under these leases amounted to $5.7 million and extended to various dates through 2016.

We will continue to closely manage spending, with a slight decrease in projected 2011 capital expenditures of approximately $75.0 million, compared to $80.9 million in 2010. These expenditures primarily relate to our plan to open 30-35 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility.

The following table summarizes as of January 1, 2011 our contractual cash obligations by future period (see Notes 8 and 9 of Notes to Consolidated Financial Statements):

	Payments Due by Period
	Less Than			After
Contractual cash obligations *	1 Year	1-3 Years	4-5 Years	5 Years	Total
(In millions)

Operating lease commitments	$202.6	$336.3	$256.3	$304.1	$1,099.3
Capital lease obligations	4.9	9.4	—	—	14.3
Inventory purchase commitments	263.3	—	—	—	263.3
5.0% Notes	—	468.3	—	—	468.3
Interest on 5.0% Notes(a)	23.4	46.8	—	—	70.2
6.0% Convertible Senior Notes	90.0	—	—	—	90.0
Interest on 6.0% Convertible Senior Notes(b)	5.4	10.8	2.7	—	18.9
Guaranteed minimum licensing royalties	15.4	16.0	—	—	31.4
Revolving credit facility(c)	22.7	—	—	—	22.7
Synthetic lease	28.0	—	—	—	28.0
Synthetic lease interest	0.8	—	—	—	0.8
Additional acquisition purchase price payments	1.4	—	—	—	1.4

Total	$657.9	$887.6	$259.0	$304.1	$2,108.6

*	The table above does not include amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)	Interest on the 5.0% Notes is fixed at 5.0% per annum and assumes an exchange rate of 1.3380 US dollars per euro.

(b)	Interest on the 6.0% Convertible Senior Notes is fixed at 6.0% per annum.

(c)	Interest on outstanding borrowings is estimated at a rate of 4.65%, or approximately $3.9 million through the maturity date.

Debt consisted of the following:

	January 1,	January 2,
In thousands	2011	2010

5.0% Notes(a)	$467,498	$501,827
6.0% Convertible Senior Notes(b)	74,542	71,137
Revolving credit facility	22,735	66,507
Capital lease obligations	13,037	18,680

Total debt	$577,812	$658,151

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)	The balance at January 1, 2011 and January 2, 2010 represented principal of $90.0 million and an unamortized debt discount of $15.5 million and $18.9 million, respectively.

For information regarding our debt and credit instruments, refer to Note 9 of Notes to Consolidated Financial Statements.

As discussed in Note 9 of Notes to Consolidated Financial Statements, in May 2010, we completed a second amendment to and restatement of our revolving credit agreement. Availability under the Amended Agreement shall be the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million.

As of January 1, 2011, availability under our amended and restated revolving credit facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available	Excess
In thousands	Facility(a)	Base(a)	Borrowings	Issued	Capacity	Capacity(b)

Revolving credit facility(a)	$350,000	$291,156	$22,735	$28,870	$239,551	$194,551

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

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

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of January 1, 2011, we had forward contracts maturing through December 2011 to sell 35.4 million Canadian dollars for $34.5 million and to sell 67.4 million euro for $87.5 million.

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
In thousands

January 1, 2011	Other current assets	$1,500	$—	Accrued expenses	$120,504	$3,463
January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091

Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
In thousands

January 1, 2011	Other current assets	$—	$—	Accrued expenses	$—	$—
January 2, 2010	Other current assets	—	—	Accrued expenses	12,015	690

The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

		Location of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	(Loss) Recognized in	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	Accumulated OCI	OCI into Operations	from Accumulated	Operations on
	on Derivative	(Effective and	OCI into Operations	Derivative
	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
In thousands

Fiscal year ended January 1, 2011	$3,487	Cost of goods sold	$(802)	$(282)
Fiscal year ended January 2, 2010	(7,113)	Cost of goods sold	(4,181)	(1,428)
Fiscal year ended January 3, 2009	(7,588)	Cost of goods sold	(11,646)	1,706

Approximately $2.9 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.

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

The related translation gains (losses) recorded within Other comprehensive loss were $13.1 million, $(9.4) million and $26.9 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. During the first quarter of 2009, we dedesignated 143.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first and fourth quarters of 2010, we dedesignated an additional 66.0 million and 21.0 million, respectively, of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries due to further declines in the carrying value of the hedged item. The associated foreign currency translation gains (losses) of $21.6 million and $(6.5) million for the years ended January 1, 2011 and January 2, 2010, respectively, are reflected within Other income (expense), net on the accompanying Consolidated Statements of Operations.

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

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as an evaluation of economic conditions and the financial positions of our customers. For inventory, we review the aging and salability of our inventory and estimate the amount of inventory that we will not be able to sell in the normal course of business. This distressed inventory is written down to the expected recovery value to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods. Intangible assets acquired are valued using a discounted cash flow model. Should any of the assumptions used in these projections differ significantly from actual results, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. For accrued expenses related to items such as employee insurance, workers’ compensation and similar items, accruals are assessed based on outstanding obligations, claims experience and statistical trends; should these trends change significantly, actual results would likely be impacted. Derivative instruments in the form of forward contracts and options are used to hedge the exposure to variability in probable future cash flows associated with inventory purchases primarily associated with our European and Canadian entities. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could have a significant impact on our results. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances, which would result in different amounts being reported that would materially affect our financial condition or results of operations.

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

Inventories, Net

Inventories for seasonal, replenishment and on-going merchandise are recorded at the lower of actual average cost or market value. We continually evaluate the composition of our inventories by assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is estimated based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

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

In performing our goodwill impairment evaluation, we consider many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. We reconcile the sum of the estimated fair values of our reporting units to the Company’s market value (based on our stock price), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants.

During 2009, we recorded a pretax goodwill impairment charge of $2.8 million associated with contingent consideration for our acquisition of Mac & Jac in 2006.

During the annual goodwill impairment test performed in fiscal 2008, no impairment was recognized, however, as a result of declines in the actual and projected performance and cash flows of our International-Based Direct Brands segment, we determined that an additional goodwill impairment test was required to be performed as of January 3, 2009. This assessment compared the carrying value of each of our reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, we determined that the goodwill of our International-Based Direct Brands segment was impaired and recorded a non-cash impairment charge of $300.7 million during the fourth quarter of 2008.

In the last two months of 2008 and into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. Accordingly we concluded that our remaining goodwill was impaired and recorded a non-cash pretax impairment charge of $382.4 million during the fourth quarter of 2008 related to goodwill previously recorded in our Domestic-Based Direct Brands segment.

As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2010 or 2009.

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

During 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands due to decreased use of such intangible assets.

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

At the beginning of each hedge period, we assess whether the hedge will be highly effective. This effectiveness assessment also involves an estimation of the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and underlying hedged items are recorded in earnings.

We hedge our net investment position in certain euro-denominated functional currency subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for the effective portion of a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. We have at times used derivative instruments to hedge the changes in the fair value of debt due to interest rates, with the change in fair value recognized currently in Interest expense, net, together with the change in fair value of the hedged item attributable to interest rates.

Occasionally, we purchase short-term foreign currency contracts outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A in current period earnings.

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

ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements, see Note 1 of Notes to Consolidated Financial Statements.

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

We do not speculate on the future direction of interest rates. As of January 1, 2011 and January 2, 2010, our exposure to changing market rates was as follows:

Dollars in millions	January 1, 2011	January 2, 2010

Variable rate debt	$22.7	$66.5
Average interest rate	4.65%	6.87%

A ten percent change in the average rate would have resulted in a $0.6 million change in interest expense during 2010.

As of January 1, 2011, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Notes and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

At January 1, 2011 and January 2, 2010, we had forward contracts aggregating to $122.0 million and $97.4 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $15.7 million at January 2, 2010. Unrealized losses for outstanding foreign exchange forward contracts were $3.5 million at January 1, 2011 and $2.5 million at January 2, 2010. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $11.3 million at January 1, 2011. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $13.1 million at January 1, 2011. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

We hedge our net investment position in euro functional subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. As discussed above (see “Hedging Activities”), we dedesignated 230.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro-denominated functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $30.8 million associated with the ineffective portion of the hedge would be recorded in Other income (expense), net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $30.8 million associated with the ineffective portion of the hedge would be recorded in Other income (expense), net.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (“the Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “Index to Consolidated Financial Statements and Schedule” appearing at the end of this Annual Report on Form 10-K for Management’s Report on Internal Control Over Financial Reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

With respect to our Executive Officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Information regarding Section 16(a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the “Audit Committee Report”), our code of ethics and background of our Directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Additional Information-Company Code of Ethics and Business Practices” and “Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) is hereby incorporated by reference.

Item 11.	Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the headings “Compensation Discussion and Analysis” and “Executive Compensation” (other than the Board Compensation Committee Report) in the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ Plan”); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”); Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”); and Liz Claiborne, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which together comprise all of our existing equity compensation plans, as of January 1, 2011. In January 2006, we adopted the Liz Claiborne, Inc. Outside Directors’ Deferral Plan, which amended and restated the Outside Directors’ Plan by eliminating equity grants under the Outside Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors’ Plan was on January 10, 2006.

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted Average Exercise		Future Issuance Under
	Issued Upon Exercise of		Price of Outstanding		Equity Compensation Plans
	Outstanding Options,		Options, Warrants and		(Excluding Securities
Plan Category	Warrants and Rights		Rights		Reflected in Column)

Equity Compensation Plans Approved by Stockholders	8,415,163	(1)	$14.39	(2)	2,298,285	(3)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—

Total	8,415,163	(1)	$14.39	(2)	2,298,285	(3)

(1)	Includes (i) 574,003 shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ elections thereunder to defer certain director compensation; (ii) 140,750 performance shares granted to a group of key executives, of which the ultimate number of shares earned will be determined by the extent of achievement of the performance criteria set forth in the performance share arrangements and range from 0-200% of target; and (iii) 855,000 performance shares granted to a group of key executives, of which the number of shares earned will be determined by the achievement of the performance criteria set forth in the performance share arrangement and range from 0 — 100% of target.

(2)	Performance Shares and shares of Common Stock issuable under the 2000, 2002 and 2005 Plans pursuant to participants’ election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(3)	In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan and the 2005 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings “Certain Relationships and Related Transactions” in the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1

(a) 2. Schedule

SCHEDULE II — Valuation and Qualifying Accounts	F-49

NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a)    3.  Exhibits

Exhibit No.		Description

2(a)	—	Share Purchase Agreement, dated as of May 15, 2001, among Registrant, Liz Claiborne 2 B.V., LCI Acquisition US, and the other parties signatory thereto (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated May 23, 2001 and amended on July 20, 2001).
3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K dated May 28, 2009).
3(a)(i)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K dated June 3, 2010).
3(b)	—	By-Laws of Registrant, as amended through May 27, 2010 (incorporated herein by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated June 3, 2010).
4(a)	—	Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992).
4(b)	—	Rights Agreement, dated as of December 4, 1998, between Registrant and First Chicago Trust Company of New York (incorporated herein by reference to Exhibit 1 to Registrant’s Form 8-A12B dated as of December 7, 1998).
4(b)(i)	—	Amendment to the Rights Agreement, dated November 11, 2001, between Registrant and The Bank of New York, appointing The Bank of New York as Rights Agent (incorporated herein by reference to Exhibit 1 to Registrant’s Form 8-A12B/A dated as of January 30, 2002).
4(b)(ii)	—	Amendment to the Rights Agreement, dated as of December 19, 2008, between Registrant and The Bank of New York Mellon, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated December 19, 2008).
4(c)	—	Indenture, dated June 24, 2009, by and between Registrant and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(a)	—	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.
10(b)	—	Lease, dated as of January 1, 1990 (the “1441 Lease”), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference to Exhibit 10(n) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 1990).
10(b)(i)	—	First Amendment: Lease Extension and Modification Agreement, dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 [the “1999 Annual Report”]).
10(b)(ii)	—	Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (ii) to the 1999 Annual Report).
10(b)(iii)	—	Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (iii) to the 1999 Annual Report).
10(b)(iv)	—	Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference to Exhibit 10(j)(iv) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the “2002 Annual Report”]).
10(b)(v)	—	Fifth Amendment to Lease (incorporated herein by reference to Schedule 10(b)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the “2003 Annual Report”]).
10(c)*+	—	Description of Liz Claiborne, Inc. 2010 Employee Incentive Plan.
10(d)+	—	The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant’s 2002 Annual Report).
10(d)(i)+	—	First Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).
10(d)(ii)+	—	Second Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).
10(d)(iii)+	—	Third Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).

Exhibit No.		Description

10(d)(iv)+	—	Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).
10(d)(v)+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).
10(d)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).
10(e)+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors” 1991 Plan”) (incorporated herein by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995).
10(e)(i)+	—	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).
10(e)(ii)+	—	Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996).
10(e)(iii)+	—	Liz Claiborne, Inc. Outside Directors’ Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the “2005 Annual Report”]).
10(f)+	—	Liz Claiborne, Inc. 1992 Stock Incentive Plan (the “1992 Plan”) (incorporated herein by reference to Exhibit 10(p) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 1991).
10(f)(i)+	—	Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1995).
10(f)(ii)+	—	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(s) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998).
10(g)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference to Exhibit 4(e) to Registrant’s Form S-8 dated as of January 25, 2001).
10(g)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).
10(g)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (the “2000 Annual Report”)).
10(g)(iii)+	—	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(v) to the 2005 Annual Report).
10(h)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference to Exhibit 10(y)(i) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 29, 2002 [the “2nd Quarter 2002 10-Q”]).
10(h)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).
10(h)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).
10(h)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).
10(h)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).
10(h)(v)+	—	Form of Restricted Share Agreement for Registrant’s “Growth Shares” program under the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(v) to the 2003 Annual Report).

Exhibit No.		Description

10(i)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).
10(j)+	—	Amended and Restated Liz Claiborne §162(m) Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 5, 2003).
10(k)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
10(k)(i)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008).
10(k)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).
10(l)	—	Five-Year Credit Agreement, dated as of October 13, 2004, among Registrant, the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 13, 2004).
10(l)(i)	—	First Amendment and Waiver to the Five-Year Credit Agreement, dated as of February 20, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 6, 2008).
10(l)(ii)	—	Second Amendment to the Five-Year Credit Agreement, dated as of August 12, 2008, (incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 5, 2008).
10(m)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1(b) to Registrant’s Current Report on Form 8-K dated May 26, 2005).
10(n)+	—	Amendment No. 1 to the Liz Claiborne Inc. 2005 Stock incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 12, 2005).
10(o)+	—	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended April 2, 2005).
10(p)+	—	Form of Option Grant Confirmation (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated December 4, 2008).
10(q)+	—	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Current Report on Form 8-K dated May 26, 2005).
10(r)+	—	Form of Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 1, 2005).
10(s)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 28, 2011).
10(t)+	—	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated October 18, 2006).
10(t)(i)+	—	Amended and Restated Employment Agreement, by and between Registrant and William L. McComb, dated December 24, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 24, 2008).
10(t)(ii)	—	Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(u)+	—	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).

Exhibit No.		Description

10(u)(i)+	—	Amended and Restated Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated December 24, 2008).
10(u)(ii)	—	Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(v)+	—	Retirement and Consulting Agreement, by and between Registrant and Paul R. Charron, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated October 18, 2006).
10(w)	—	Purchase Agreement, dated June 18, 2009, for Registrant’s 6.0% Convertible Senior Notes due June 2014, by and among Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers (incorporated herein by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(x)Δ	—	License Agreement, dated as of October 7, 2009, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 2, 2010).
10(y)	—	Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, Mexx Europe B.V., Juicy Couture Europe Limited, and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10(z) to Registrant’s Annual Report on Form 10-K/A for the fiscal year ended January 2, 2010).
21*	—	List of Registrant’s Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99*	—	Undertakings.

+	Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*	Filed herewith.

Δ	Certain portions of this exhibit have been omitted in connection with an application for confidential treatment therefor.

#	A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2011.

LIZ CLAIBORNE, INC.	LIZ CLAIBORNE, INC.

By: /s/ Andrew Warren Andrew Warren, Chief Financial Officer (principal financial officer)	By: /s/ Elaine H. Goodell Elaine H. Goodell, Vice President — Corporate Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 17, 2011.

Signature	Title

/s/ William L. McComb William L. McComb	Chief Executive Officer and Director (principal executive officer)

/s/ Bernard W. Aronson Bernard W. Aronson	Director

/s/ Lawrence Benjamin Lawrence Benjamin	Director

/s/ Raul J. Fernandez Raul J. Fernandez	Director

/s/ Kenneth B. Gilman Kenneth B. Gilman	Director

/s/ Nancy J. Karch Nancy J. Karch	Director

/s/ Kenneth P. Kopelman Kenneth P. Kopelman	Director

/s/ Kay Koplovitz Kay Koplovitz	Director and Chairman of the Board

/s/ Arthur C. Martinez Arthur C. Martinez	Director

/s/ Doreen A. Toben Doreen A. Toben	Director

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, management determined that the Company’s internal control over financial reporting was effective as of January 1, 2011 based on the criteria in Internal Control — Integrated Framework issued by COSO.

The Company’s internal control over financial reporting as of January 1, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

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

February 17, 2011

/s/ William L. McComb William L. McComb Chief Executive Officer	/s/ Andrew Warren Andrew Warren Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Liz Claiborne, Inc.

We have audited the internal control over financial reporting of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2011 of the Company and our report dated February 17, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

New York, New York
February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Liz Claiborne, Inc.

We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the “Company”) as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, retained earnings, comprehensive loss and changes in capital accounts, and cash flows for each of the three years in the period ended January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Liz Claiborne, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

New York, New York
February 17, 2011

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 1,	January 2,
In thousands, except share data	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$22,714	$20,372
Accounts receivable — trade, net	208,081	263,508
Inventories, net	289,439	319,713
Deferred income taxes	3,916	769
Other current assets	87,773	267,499
Assets held for sale	—	15,070

Total current assets	611,923	886,931
Property and Equipment, Net	375,529	444,688
Goodwill and Intangibles, Net	228,110	231,229
Deferred Income Taxes	3,217	7,565
Other Assets	38,880	35,490

Total Assets	$1,257,659	$1,605,903

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Short-term borrowings	$26,951	$70,868
Convertible Senior Notes	74,542	71,137
Accounts payable	195,541	144,942
Accrued expenses	268,605	343,288
Income taxes payable	2,348	5,167
Deferred income taxes	4,893	7,150

Total current liabilities	572,880	642,552
Long-Term Debt	476,319	516,146
Other Non-Current Liabilities	197,357	201,027
Deferred Income Taxes	32,784	26,299
Commitments and Contingencies (Note 8)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	331,808	319,326
Retained earnings	1,417,785	1,669,316
Accumulated other comprehensive loss	(66,302)	(69,371)

	1,859,728	2,095,708
Common stock in treasury, at cost — 81,892,589 and 81,488,984 shares	(1,883,898)	(1,879,160)

Total Liz Claiborne, Inc. stockholders’ (deficit) equity	(24,170)	216,548
Noncontrolling interest	2,489	3,331

Total stockholders’ (deficit) equity	(21,681)	219,879

Total Liabilities and Stockholders’ (Deficit) Equity	$1,257,659	$1,605,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands, except per common share data

Net Sales	$2,500,072	$2,915,919	$3,861,111
Cost of goods sold	1,261,551	1,563,594	2,025,321

Gross Profit	1,238,521	1,352,325	1,835,790
Selling, general & administrative expenses	1,415,441	1,653,376	1,876,558
Goodwill impairment	—	2,785	683,071
Impairment of other intangible assets	2,594	14,222	10,046

Operating Loss	(179,514)	(318,058)	(733,885)
Other income (expense), net	26,665	(4,007)	(6,372)
Interest expense, net	(60,193)	(65,084)	(48,288)

Loss Before Provision (Benefit) for Income Taxes	(213,042)	(387,149)	(788,545)
Provision (benefit) for income taxes	7,941	(108,238)	22,512

Loss from Continuing Operations	(220,983)	(278,911)	(811,057)
Discontinued operations, net of income taxes	(31,326)	(27,499)	(140,502)

Net Loss	(252,309)	(306,410)	(951,559)
Net (loss) income attributable to the noncontrolling interest	(842)	(681)	252

Net Loss Attributable to Liz Claiborne, Inc.	$(251,467)	$(305,729)	$(951,811)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(2.34)	$(2.96)	$(8.67)

Net Loss Attributable to Liz Claiborne, Inc.	$(2.67)	$(3.26)	$(10.17)

Weighted Average Shares, Basic and Diluted	94,243	93,880	93,606
Dividends Paid per Common Share	$—	$—	$0.23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE LOSS AND CHANGES IN CAPITAL ACCOUNTS

					Accumulated
	Common Stock		Capital in		Other	Treasury Shares
	Number of		Excess of	Retained	Comprehensive	Number of		Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Interest	Total
In thousands, except share data

BALANCE, DECEMBER 30, 2007	176,437,234	$176,437	$296,158	$2,948,085	$(24,582)	81,695,077	$(1,880,534)	$3,760	$1,519,324
Net (loss) income	—	—	—	(951,811)	—	—	—	252	(951,559)
Other comprehensive loss, net of income taxes:
Translation adjustment, net of income taxes of $(1,295)	—	—	—	—	(44,750)	—	—	—	(44,750)
Gain on cash flow hedging derivatives, net of income taxes of $(1,003)	—	—	—	—	3,055	—	—	—	3,055
Unrealized loss on available-for-sale securities, net of income taxes of $(46)	—	—	—	—	(439)	—	—	—	(439)

Total comprehensive loss									(993,693)
Exercise of stock options	—	—	35	—	—	(4,100)	35	—	70
Excess tax benefits related to stock options	—	—	(4,760)	—	—	—	—	—	(4,760)
Cash dividends declared	—	—	—	(20,938)	—	—	—	—	(20,938)
Share-based award activity	—	—	(7,666)	(254)	—	(374,052)	7,199	—	(721)
Amortization — share-based compensation	—	—	8,377	—	—	—	—	—	8,377

BALANCE, JANUARY 3, 2009	176,437,234	176,437	292,144	1,975,082	(66,716)	81,316,925	(1,873,300)	4,012	507,659
Net loss	—	—	—	(305,729)	—	—	—	(681)	(306,410)
Other comprehensive loss, net of income taxes:
Translation adjustment	—	—	—	—	28,467	—	—	—	28,467
Translation adjustment on Eurobond and other instruments, net of income taxes of $10,986	—	—	—	—	(29,593)	—	—	—	(29,593)
Loss on cash flow hedging derivatives, net of income taxes of $(515)	—	—	—	—	(2,417)	—	—	—	(2,417)
Unrealized gain on available-for-sale securities, net of income taxes of $0	—	—	—	—	888	—	—	—	888

Total comprehensive loss									(309,065)
Issuance of Convertible Senior Notes, net	—	—	11,992	—	—	—	—	—	11,992
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	6,478	—	—	171,979	(5,916)	—	562
Amortization — share-based compensation	—	—	8,744	—	—	—	—	—	8,744
Dividend equivalent units vested	—	—	(32)	(37)	—	80	56	—	(13)

BALANCE, JANUARY 2, 2010	176,437,234	176,437	319,326	1,669,316	(69,371)	81,488,984	(1,879,160)	3,331	219,879
Net loss	—	—	—	(251,467)	—	—	—	(842)	(252,309)
Other comprehensive loss, net of income taxes:
Translation adjustment	—	—	—	—	20,894	—	—	—	20,894
Translation adjustment on Eurobond and other instruments, net of income taxes of $8,034	—	—	—	—	(20,717)	—	—	—	(20,717)
Gain on cash flow hedging derivatives, net of income taxes of $1,342	—	—	—	—	2,947	—	—	—	2,947
Unrealized loss on available-for-sale securities, net of income taxes of $0	—	—	—	—	(55)	—	—	—	(55)

Total comprehensive loss									(249,240)
Exercise of stock options	—	—	(18)	—	—	(5,000)	42	—	24
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	6,414	—	—	408,403	(5,434)	—	980
Amortization — share-based compensation	—	—	6,939	—	—	—	—	—	6,939
Dividend equivalent units vested	—	—	(853)	(64)	—	202	654	—	(263)

BALANCE, JANUARY 1, 2011	176,437,234	$176,437	$331,808	$1,417,785	$(66,302)	81,892,589	$(1,883,898)	$2,489	$(21,681)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands

Cash Flows from Operating Activities:
Net loss	$(252,309)	$(306,410)	$(951,559)
Adjustments to arrive at loss from continuing operations	31,326	27,499	140,502

Loss from continuing operations	(220,983)	(278,911)	(811,057)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	142,820	159,197	153,845
Impairment of goodwill and other intangible assets	2,594	17,007	693,117
Loss on asset disposals and impairments, including streamlining initiatives, net	31,983	49,609	21,628
Deferred income taxes	3,564	(10,124)	174,596
Share-based compensation	6,939	8,744	8,309
Foreign currency gains, net	(24,636)	—	—
Other, net	(957)	(104)	298
Changes in assets and liabilities:
Decrease in accounts receivable — trade, net	47,615	82,190	87,583
Decrease in inventories, net	28,945	146,049	49,566
Decrease in other current and non-current assets	769	33,251	16,124
Increase (decrease) in accounts payable	50,903	(64,013)	(2,771)
(Decrease) increase in accrued expenses and other non-current liabilities	(74,430)	85,625	(61,186)
Increase (decrease) in income taxes payable	172,271	2,016	(127,807)
Net cash used in operating activities of discontinued operations	(16,756)	(23,246)	(43,884)

Net cash provided by operating activities	150,641	207,290	158,361

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	8,257	—	19,831
Purchases of property and equipment	(77,369)	(64,379)	(179,383)
Proceeds from disposition	—	—	21,252
Payments for purchases of businesses	(5,000)	(8,755)	(100,403)
Payments for in-store merchandise shops	(3,540)	(7,306)	(9,983)
Investments in and advances to equity investee	(4,033)	(7,237)	—
Other, net	(387)	773	(348)
Net cash (used in) provided by investing activities of discontinued operations	(5,227)	1,069	60,392

Net cash used in investing activities	(87,299)	(85,835)	(188,642)

Cash Flows from Financing Activities:
Short-term borrowings, net	(6,608)	(169,231)	(113,543)
Proceeds from borrowings under revolving credit agreement	692,878	—	—
Repayment of borrowings under revolving credit agreement	(728,158)	—	—
Proceeds from issuance of Convertible Senior Notes	—	90,000	—
Principal payments under capital lease obligations	(5,642)	(4,361)	(4,178)
Proceeds from exercise of stock options	24	—	70
Dividends paid	—	—	(20,938)
Payment of deferred financing fees	(16,141)	(42,209)	(3,119)

Net cash used in financing activities	(63,647)	(125,801)	(141,708)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,647	(713)	(7,981)

Net Change in Cash and Cash Equivalents	2,342	(5,059)	(179,970)
Cash and Cash Equivalents at Beginning of Year	20,372	25,431	205,401

Cash and Cash Equivalents at End of Year	$22,714	$20,372	$25,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) are engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its six operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:

•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of the Company’s three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX Europe and MEXX Canada, the Company’s two international, retail-based operating segments.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, outlet, concession and e-commerce operations of the Company’s AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

In October 2010, the Company initiated actions to exit its 82 LIZ CLAIBORNE concessions in Europe. These actions include staff reductions and consolidation of office space and are expected to be completed by the first quarter of 2011. On January 10, 2011, the Company entered into an agreement which includes the exit of 53 such concessions and transfer of title to certain property and equipment in exchange for a nominal fee.

During the third quarter of 2010, the Company announced a plan to exit the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico. As of January 1, 2011, the Company completed the closure of 44 of the 87 planned outlet store closures.

On January 8, 2010, the Company entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), which included the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.

On October 7, 2008, the Company completed the sale of certain assets related to its interest in the Narciso Rodriguez brand and terminated certain agreements in connection with the acquisition of such brand in 2007. On October 20, 2008, the Company completed the sale of certain assets of its former Enyce brand.

In connection with actions initiated in July 2007, the Company (i) disposed of certain assets of its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in 2007; (ii) disposed of certain assets and/or liabilities of its former C&C California, Laundry by Design, prAna and Ellen Tracy brands in 2008; (iii) closed its SIGRID OLSEN brand, which included the closure of its wholesale operations and the closure or conversion of its

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retail locations in 2008 and (iv) entered into an exclusive license agreement with Kohl’s Corporation (“Kohl’s”), whereby Kohl’s sources and sells products under the DANA BUCHMAN brand.

During the fourth quarter of 2010, the Company sold its former Mt. Pocono, Pennsylvania distribution center for $7.1 million. Certain assets associated with such distribution center were segregated and reported as held for sale as of January 2, 2010.

The activities of the Company’s former Emma James, Intuitions, J.H. Collectibles, Tapemeasure, C&C California, Laundry by Design, prAna, Narciso Rodriguez and Enyce brands, the retail operations of the Company’s SIGRID OLSEN brand that were not converted to other brands and the retail operations of the Company’s former Ellen Tracy brand, its LIZ CLAIBORNE Canada stores, closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico and 53 of its LIZ CLAIBORNE concessions in Europe have been segregated and reported as discontinued operations for all periods presented. The SIGRID OLSEN and Ellen Tracy wholesale activities and DANA BUCHMAN operations either do not represent operations and cash flows that can be clearly distinguished operationally and for financial reporting purposes from the remainder of the Company or retain continuing involvement with the Company and therefore have not been presented as discontinued operations.

In connection with the 2008 dispositions discussed above, the Company recognized total pretax charges of $83.5 million during the year ended January 3, 2009, including $10.6 million related to the Ellen Tracy transaction. The Company allocated $2.5 million of the Ellen Tracy charge to the Ellen Tracy retail operations, which is therefore recorded within discontinued operations. The remaining charge of $8.1 million was allocated to the Ellen Tracy wholesale operations and has been recorded within Selling, general & administrative expenses (“SG&A”) on the accompanying Consolidated Statement of Operations.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues, which amounted to $67.5 million, $57.6 million and $61.0 million during 2010, 2009 and 2008, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoveries, and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories, Net

Inventories for seasonal, replenishment and on-going merchandise are recorded at the lower of actual average cost or market value. The Company continually evaluates the composition of its inventories by assessing slow-turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

In the first quarter of 2009, the Company entered into a ten-year, buying/sourcing agency agreement with Li & Fung Limited (“Li & Fung”) (see Note 8 — Commitments and Contingencies). Pursuant to the agreement, the Company received a payment of $75.0 million at closing, which was recorded within Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheets. Under the terms of the buying/sourcing agency agreement, the Company is subject to minimum purchase requirements based on the value of inventory purchased each year under the agreement. The licensing agreements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) and QVC, Inc. (“QVC”) (see Note 16 — Additional Financial Information) resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing agreement. As a result, the Company refunded $24.3 million of the closing payment received from Li & Fung during the second quarter of 2010. The Company will reclassify up to $5.0 million per contract year of the $50.7 million net payment as a reduction of inventory cost as inventory is purchased using the buying/sourcing agent, up to the minimum requirement for the initial term of the agreement and subsequently reflected as a reduction of Cost of goods sold as the inventory is sold.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In performing its goodwill impairment evaluation, the Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in stock price and market capitalization in relation to the book value of the Company. The Company reconciles the sum of the estimated fair values of its reporting units to the Company’s market value (based on its stock price), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants.

During 2009, the Company recorded a pretax goodwill impairment charge of $2.8 million associated with contingent consideration for its acquisition of Mac & Jac in 2006 (see Note 5 — Goodwill and Intangibles, Net).

During the annual goodwill impairment test performed in fiscal 2008, no impairment was recognized, however, as a result of declines in the actual and projected performance and cash flows of the Company’s International-Based Direct Brands segment, the Company determined that an additional goodwill impairment test was required to be performed as of January 3, 2009. This assessment compared the carrying value of each of the Company’s reporting units with its estimated fair value using discounted cash flow models and market approaches. As a result, the Company determined that the goodwill of its International-Based Direct Brands segment was impaired and recorded a non-cash pretax impairment charge of $300.7 million during the fourth quarter of 2008.

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

As a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, no impairment charges were recorded during 2010 or 2009.

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

During 2010, the Company recorded non-cash impairment charges of $2.6 million primarily within its Partnered Brands segment principally related to merchandising rights of its LIZ CLAIBORNE and licensed DKNY® JEANS brands due to decreased use of such intangible assets.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also, as a result of the decline in actual and projected performance of the licensed DKNY® JEANS and DKNY® ACTIVE brands during 2009, the Company determined the carrying value of the related licensed trademark intangible asset exceeded its estimated fair value and recorded a non-cash impairment charge of $9.5 million. In addition, as a result of the Company entering into license agreements with JCPenney and QVC (see Note 16 — Additional Financial Information), the Company performed an impairment analysis of its LIZ CLAIBORNE merchandising rights. The decreased use of such intangible assets resulted in the recognition of a non-cash impairment charge of $4.5 million to reduce the carrying value of the merchandising rights to their estimated fair value.

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

The Company hedges its net investment position in certain euro-denominated functional currency subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for the effective portion of a foreign currency denominated debt instrument that is designated as the hedging instrument in a net investment hedge is recorded as a translation adjustment. The Company has at times used derivative instruments to hedge the changes in the fair value of debt due to interest rates, with the change in fair value recognized currently in Interest expense, net, together with the change in fair value of the hedged item attributable to interest rates.

Occasionally, the Company purchases short-term foreign currency contracts outside of the cash flow hedging program to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses, which have not been significant, recognized as a component of SG&A in current period earnings.

Share-Based Compensation

The Company recognizes compensation expense based on the fair value of employee share-based awards, including stock options and restricted stock, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful lives of the assets. Improvements are capitalized and depreciated in accordance with the Company’s policies; costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded on the straight-line method over the

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shorter of the estimated useful life of the asset or the initial lease term. The Company recognizes a liability for the fair value of an asset retirement obligation (“ARO”) if the fair value can be reasonably estimated. The Company’s ARO’s are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore a facility to a condition specified in the lease agreement. Amortization of ARO’s is recorded on a straight-line basis over the lease term.

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

The Company recorded pretax charges of $17.2 million in 2010, $32.8 million in 2009 (see Note 10 — Fair Value Measurements) and $13.0 million in 2008 to reduce the carrying values of certain property and equipment to their estimated fair values. The 2008 charges primarily related to an impairment analysis performed on property and equipment associated with the Company’s closed Mt. Pocono distribution center. During the fourth quarter of 2008, the Company determined that the carrying value of such assets exceeded their estimated fair value and recorded a charge of $10.4 million within SG&A on the accompanying Consolidated Statement of Operations. The impairment resulted from a decline in then-present and expected utilization of such assets. The remaining 2008 charge of $2.6 million resulted from the decision to close the retail operations of the Company’s MEXX brand in the United Kingdom (“MEXX UK”). An impairment analysis was performed on the property and equipment of MEXX UK, and the Company determined that the carrying value of such assets exceeded their fair value.

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

Foreign Currency Transactions

Outstanding balances in foreign currencies are translated at the end of period exchange rates. The resulting exchange differences are recorded in the Consolidated Statements of Operations or Accumulated other comprehensive loss, as appropriate.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Goods Sold

Cost of goods sold for wholesale operations includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third-party inspection activities, buying/sourcing agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company’s warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A and, as such, the Company’s gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales. The Company incurred expenses of $93.3 million, $90.3 million and $132.8 million for advertising, marketing & promotion for all brands in 2010, 2009 and 2008, respectively.

Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2010, 2009 and 2008, shipping and handling costs were $73.8 million, $115.6 million and $147.0 million, respectively.

Equity Method Investment

The Company uses the equity method of accounting for its investments in and its proportionate share in earnings of an affiliate that it does not control, but over which it exerts significant influence (see Note 19 — Related Party Transactions). The Company considers whether the fair value of its equity method investment has declined below carrying value whenever adverse events or changes in circumstances indicate the recorded value may not be recoverable.

Cash Dividends and Common Stock Repurchases

On December 16, 2008, the Board of Directors announced the suspension of the Company’s quarterly cash dividend indefinitely. The Company paid the dividend scheduled for December 15, 2008 in the amount of $0.05625 per share to stockholders of record at the close of business on November 21, 2008.

The Company’s amended and restated revolving credit agreement currently restricts its ability to pay dividends and repurchase stock (see Note 9 — Debt and Lines of Credit).

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2010 and 2009 fiscal years, which ended on January 1, 2011 and January 2, 2010, respectively, reflected a 52-week period. The 2008 fiscal year ended January 3, 2009 reflected a 53-week period.

Subsequent Events

The Company’s policy is to evaluate all events or transactions that occur from the balance sheet date through the date of the issuance of its financial statements. The Company has evaluated events or transactions that occurred

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the balance sheet date through the date the Company issued these financial statements (see Note 22 — Subsequent Event).

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 3, 2010, the first day of fiscal year 2010, the Company adopted new accounting guidance on fair value measurements. The new accounting guidance requires (i) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for such transfers and (ii) separate presentation of purchases, sales, issuances and settlements for significant unobservable inputs (Level 3). The new accounting guidance also clarifies the disclosure requirements about the inputs and valuation techniques for Level 2 or Level 3 fair value measurements. The adoption of the new accounting guidance did not affect the Company’s consolidated financial statements, but did require additional disclosures, which are provided in Note 10 — Fair Value Measurements.

OTHER MATTERS

The Company has been greatly impacted by the recent economic downturn, including a drastic decline in consumer spending that began in the second half of 2008 and which persisted during 2009 and into 2010. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains depressed and the retail environment remains highly promotional. The Company continues to focus on the execution of its strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. The Company will also continue to carefully manage liquidity and spending. Projected 2011 capital expenditures are approximately $75.0 million (from $80.9 million in 2010).

The Company’s $90.0 million 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) are convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the fourth quarter of 2010 and are convertible during the first quarter of 2011. As previously disclosed in connection with the issuance of the Convertible Notes, the Company has not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, the Company must pay the $1,000 par value of each of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.

In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the “Amended Agreement”), as discussed in Note 9 — Debt and Lines of Credit. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions which provide for earlier maturity dates if the Company’s 5.0% 350.0 million euro Notes due July 2013 and the Convertible Notes are not repaid or refinanced by certain agreed upon dates. The Company is subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, the Company is required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, the Company received $171.5 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. The Company repaid amounts outstanding under its amended and restated revolving credit facility with the amount of such refunds.

Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. Should the Company be unable to comply with the requirements in the Amended Agreement, the Company would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable covenants (as amended) and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; (v) the Company’s ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands (see Note 16 — Additional Financial Information); (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which the Company must currently settle in cash. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Convertible Notes and the Company’s 350.0 million euro Notes due 2013.

NOTE 2:	DISCONTINUED OPERATIONS

The Company has completed various disposal transactions including: (i) its former Emma James, Intuitions, J.H. Collectibles and Tapemeasure brands in 2007; (ii) certain assets and/or liabilities of its former C&C California, Laundry by Design, prAna and Ellen Tracy brands in 2008; (iii) certain assets related to its interest in the Narciso Rodriguez brand and the termination of certain agreements entered in connection with the acquisition of such brand in 2008; and (iv) certain assets and liabilities of its former Enyce brand in 2008.

On January 8, 2010, the Company entered into an agreement with Laura Canada, which included the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.

During the third quarter of 2010, the Company announced a plan to exit the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico. As of January 1, 2011, the Company completed the closure of 44 of the 87 planned outlet store closures.

On January 10, 2011, the Company entered into an agreement which includes the exit of 53 LIZ CLAIBORNE concessions in Europe and transfer of title to certain property and equipment in exchange for a nominal fee.

The Company recorded pretax charges of $21.0 million, $5.4 million and $75.4 million ($17.6 million, $4.9 million and $91.6 million, after tax) in 2010, 2009 and 2008, respectively, to reflect the estimated difference between the carrying value of the net assets sold and their estimated fair value, less costs to dispose, including transaction costs. The net loss on disposal of discontinued operations in 2008 included $16.2 million for unfavorable discrete tax items consisting of the effect of previously recorded tax credits, which will no longer

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be obtained (see Note 7 — Income Taxes). These amounts were included in Discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations.

Summarized statement of operations data for discontinued operations are as follows:

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands

Net sales	$75,578	$96,532	$200,709

Loss before (benefit) provision for income taxes	$(14,422)	$(23,487)	$(46,534)
(Benefit) provision for income taxes	(683)	(887)	2,362

Loss from discontinued operations, net of income taxes	$(13,739)	$(22,600)	$(48,896)

Loss on disposal of discontinued operations, net of income taxes	$(17,587)	$(4,899)	$(91,606)

NOTE 3:	INVENTORIES, NET

Inventories, net consisted of the following:

	January 1,	January 2,
	2011	2010
In thousands

Raw materials	$2,365	$5,896
Work in process	69	773
Finished goods	287,005	313,044

Total	$289,439	$319,713

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	January 1,	January 2,
	2011	2010
In thousands

Land and buildings	$67,207	$69,235
Machinery and equipment	316,569	312,444
Furniture and fixtures	261,709	274,235
Leasehold improvements	488,663	529,281

	1,134,148	1,185,195
Less: Accumulated depreciation and amortization	758,619	740,507

Total property and equipment, net	$375,529	$444,688

Depreciation and amortization expense on property and equipment for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, was $109.7 million, $123.9 million and $135.8 million, respectively, which included depreciation for property and equipment under capital leases of $4.8 million, $5.9 million and $6.6 million, respectively. Machinery and equipment under capital leases was $30.4 million and $36.1 million as of January 1, 2011 and January 2, 2010, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2008, the Company sold a closed distribution center and realized a gain of $14.3 million, which was recorded within SG&A in the Consolidated Statement of Operations.

NOTE 5:	GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all the intangible assets:

	Weighted Average
	Amortization	January 1,	January 2,
	Period	2011	2010
In thousands

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,000
Customer relationships	13 years	12,319	12,220
Merchandising rights(a)	4 years	29,048	35,025
Other	4 years	2,322	2,322

Subtotal	7 years	45,168	50,567

Accumulated amortization:
Owned trademarks		(753)	(517)
Customer relationships		(4,453)	(3,426)
Merchandising rights		(21,744)	(23,488)
Other		(1,643)	(1,487)

Subtotal		(28,593)	(28,918)

Net:
Owned trademarks		726	483
Customer relationships		7,866	8,794
Merchandising rights		7,304	11,537
Other		679	835

Total amortized intangible assets, net		16,575	21,649

Unamortized intangible assets:
Owned trademarks		210,127	209,580

Total intangible assets		226,702	231,229
Goodwill		1,408	—

Total goodwill and intangibles, net		$228,110	$231,229

(a)	The decrease in the balance included a non-cash impairment charge of $2.6 million recorded in the second quarter of 2010 primarily within the Company’s Partnered Brands segment principally related to merchandising rights of its LIZ CLAIBORNE and licensed DKNY® JEANS brands.

Amortization expense of intangible assets was $6.7 million, $15.6 million and $15.2 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense of intangible assets for the next five years is as follows:

Amortization
Fiscal Year	Expense
(In millions)

2011	$4.9
2012	3.4
2013	2.2
2014	1.5
2015	1.0

The changes in carrying amount of goodwill for the year ended January 1, 2011 were as follows:

Partnered
Brands
In thousands

Balance as of January 2, 2010	$—
Additional purchase price — Mac & Jac	1,408

Balance as of January 1, 2011	$1,408

In the fourth quarter of 2010, the Company recorded $1.4 million of additional purchase price and an increase to goodwill related to its contingent payment to the former owners of Mac & Jac.

NOTE 6:	ACCRUED EXPENSES

Accrued expenses consisted of the following:

	January 1,	January 2,
	2011	2010
In thousands

Lease obligations	$43,510	$46,708
Streamlining initiatives	30,838	64,482
Payroll, bonuses and other employment related obligations	30,370	34,223
Employee benefits	25,243	20,546
Taxes, other than taxes on income	21,692	26,293
Deferred income	14,280	9,540
Interest	12,881	13,483
Advertising	12,605	11,205
Insurance related	9,290	9,585
Fair value of derivatives	3,463	3,781
Acquisition related obligations	1,408	4,989
Refund to Li & Fung	—	24,300
Other	63,025	74,153

	$268,605	$343,288

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7:	INCOME TAXES

(Loss) income before provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands

United States	$(78,808)	$(489,066)	$(470,277)
International	(134,234)	101,917	(318,268)

Total	$(213,042)	$(387,149)	$(788,545)

The provision (benefit) for income taxes was as follows:

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands

Current:
Federal	$4,687	$(106,978)	$(157,761)
Foreign	(1,841)	3,850	3,600
State and local	(345)	5,014	2,077

Total Current	2,501	(98,114)	(152,084)
Deferred:
Federal	2,881	(6,442)	119,743
Foreign	1,782	(1,413)	19,083
State and local	777	(2,269)	35,770

Total Deferred	5,440	(10,124)	174,596

	$7,941	$(108,238)	$22,512

Liz Claiborne, Inc. and its US subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

As discussed in Note 2 — Discontinued Operations, in 2008 the Company recorded a $16.2 million charge within loss on disposal of discontinued operations, net of income taxes, related to unfavorable discrete tax items consisting of previously recorded tax credits that will no longer be obtained.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Federal tax benefit at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(0.2)	(0.5)	(4.8)
Goodwill and asset impairments	—	9.6	(17.3)
Increase in valuation allowance	(16.3)	(7.1)	(19.3)
Tax on unrecognized tax benefits	(0.9)	(2.3)	3.5
Rate differential on foreign income	(21.2)	(6.4)	1.1
Other, net	(0.1)	(0.3)	(1.1)

	(3.7)%	28.0%	(2.9)%

The components of net deferred taxes arising from temporary differences as of January 1, 2011 and January 2, 2010 were as follows:

	January 1,	January 2,
	2011	2010
In thousands

Deferred tax assets:
Inventory valuation	$7,177	$1,640
Streamlining initiatives	7,968	17,559
Deferred compensation	2,463	2,060
Nondeductible accruals	69,476	63,215
Unrealized losses	—	6,824
Share-based compensation	16,654	18,585
Net operating loss carryforward	273,051	167,608
Tax credit carryforward	27,940	10,439
Goodwill	64,450	76,301
Consolidated partnerships	7,436	2,593
Other	19,428	22,475

Total deferred tax assets	496,043	389,299

Deferred tax liabilities:
Unrealized gains	(2,205)	—
Trademarks and other intangibles	(39,884)	(37,952)
Property and equipment	(31,643)	(24,732)

Total deferred tax liabilities	(73,732)	(62,684)

Less: Valuation allowance	(452,855)	(351,730)

Net deferred tax liability	$(30,544)	$(25,115)

Certain amounts in the above table have been reclassified to conform to the current year presentation.

As of January 1, 2011, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $382.3 million and $27.9 million, respectively, for federal income tax purposes that will reduce

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future federal taxable income. The net operating loss and foreign tax credit carryforwards for federal income tax purposes will expire in 2030 and 2018, respectively.

As of January 1, 2011, the Company and certain of its domestic subsidiaries recorded an $58.4 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that will reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2012.

As of January 1, 2011, certain of the Company’s foreign subsidiaries recorded a $96.5 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that will reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2013.

As of January 1, 2011, the Company and its subsidiaries recorded valuation allowances in the amount of $452.9 million due to the combination of its history of pretax losses and the Company’s ability to carry forward or carry back tax losses or credits. This represents a total increase in the valuation allowance of $101.1 million compared to the balance at January 2, 2010.

Income taxes receivable of $5.5 million and $179.2 million were included in Other current assets as of January 1, 2011 and January 2, 2010, respectively.

The Company has not provided for deferred taxes on the outside basis difference in its investments in foreign subsidiaries that are essentially permanent in duration. As of January 1, 2011, there were no unremitted earnings. It is not practicable to determine the amount of income taxes that would be payable in the event such outside basis differences reverse or unremitted earnings are repatriated.

Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands

Balance as of beginning of period	$83,574	$20,149	$75,206
Increases from prior period positions	22,835	10,865	5,369
Decreases from prior period positions	(979)	(111)	(811)
Increases from current period positions	3,212	53,209	1,920
Decreases relating to settlements with taxing authorities	(30)	(538)	(43,972)
Reduction as a result of a lapse of the applicable statute of limitations	(680)	—	(17,563)

Balance as of end of period(a)	$107,932	$83,574	$20,149

(a)	As of January 1, 2011 and January 2, 2010, the amounts are included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended January 1, 2011, the Company increased its accruals for interest and penalties by $2.3 million and $1.5 million, respectively. For the year ended January 2, 2010, the Company did not materially change its accrual for interest and penalties. For the year ended January 3, 2009, the Company decreased its accrual for interest and penalties by $19.3 million and $3.2 million, respectively. At January 1, 2011 and January 2, 2010, the accrual for interest and penalties was $5.4 million and $2.5 million and $3.1 million and $1.0 million, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $107.9 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.1 million and $6.8 million within the next 12 months due to either settlement or the expiration of the statute of limitations.

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

Leases

The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various noncancelable operating lease agreements, which expire through 2023. Rental expense for 2010, 2009 and 2008 was $195.4 million, $205.9 million and $215.6 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.

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

At January 1, 2011, minimum aggregate rental commitments under non-cancelable operating and capital leases were as follows:

								Long-Term
Fiscal Year	2011	2012	2013	2014	2015	Thereafter	Total	Interest	Principal
In millions

Operating Leases	$202.6	$181.8	$154.5	$135.4	$120.9	$304.1	$1,099.3	$—	$—
Capital Leases	4.9	4.9	4.5	—	—	—	14.3	0.6	8.8

Certain rental commitments have renewal options extending through the fiscal year 2037. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $36.8 million.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores (see Note 2 — Discontinued Operations), 38 store leases were assigned to Laura Canada, of which the Company remains secondarily liable for

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the remaining obligations of 31 such leases. As of January 1, 2011, the future aggregate payments under these leases amounted to $34.7 million and extended to various dates through 2020.

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Acquisitions

On January 26, 2006, the Company acquired 100% of the equity of Westcoast Contempo Fashions Limited and Mac & Jac Holdings Limited, which collectively design, market and sell the Mac & Jac, Kensie and Kensiegirl apparel lines (“Mac & Jac”). The purchase price totaled 26.2 million Canadian dollars (or $22.7 million), which included the retirement of debt at closing and fees, but excluded contingent payments to be determined based upon a multiple of Mac & Jac’s earnings in fiscal years 2006, 2008, 2009 and 2010. The Company is required to make the final contingent payment of $1.4 million based on 2010 earnings, which was accounted for as additional purchase price and included in Accrued expenses at January 2011.

On June 8, 1999, the Company acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”), whose core business consists of the Lucky Brand Dungarees line of women and men’s denim-based sportswear. The total purchase price consisted of aggregate cash payments of $126.2 million and additional payments made from 2005 to 2010 totaling $70.0 million for 12.7% of the remaining equity of Lucky Brand. The aggregate purchase price for the remaining 2.3% of the original shares consisted of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand’s 2007 earnings and (ii) a 2011 payment based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment. Based on Lucky Brand’s 2010 earnings, no final payment was required, and LUCKY BRAND became a wholly-owned subsidiary in January 2011.

Licensing

The Company has an exclusive license agreement with an affiliate of Donna Karan International, Inc. to design, produce, market and sell men’s and women’s jeanswear and activewear and women’s sportswear products in the Western Hemisphere under the “DKNY® Jeans” and “DKNY® Active” marks and logos. Under the agreement, the Company is obligated to pay a royalty equal to a percentage of net sales of the “DKNY® Jeans” and “DKNY® Active” products. The initial term of the license agreement runs through December 31, 2012; the Company has an option to renew for an additional 15-year period if certain sales thresholds are met. The license is subject to minimum guarantees totaling $31.4 million and running through 2012; there is no maximum limit on the license fees paid by the Company.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

No single customer accounted for a significant portion of net sales in 2010. The Company does not believe that any concentration of credit risk represents a material risk of loss with respect to its financial position as of January 1, 2011.

On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expires on May 31, 2011 and replaced the previous synthetic lease arrangement, which expired on November 22, 2006. The lessor is a wholly-owned subsidiary of a publicly traded corporation. The lessor is a sole member, whose ownership interest is without limitation as to profits, losses and distribution of the lessor’s assets. The Company’s lease represents less than 1.0% of the lessor’s assets. The lease includes guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee was approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which is at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million. The lessor does not meet the definition of a variable interest entity and therefore consolidation by the Company is not required.

The Company continued further consolidation of its warehouse operations, with the closure of its Rhode Island distribution facility in May 2010. In June 2010, the Company paid $4.8 million and received $2.8 million of proceeds, each in connection with its former Rhode Island distribution center, which was financed under the synthetic lease. The Company estimates its present obligation under the terms of the synthetic lease will be $5.2 million for the Ohio distribution facility. That amount is being recognized in SG&A over the remaining lease term. However, pursuant to the terms of the lease, in September 2010, the Company communicated its intent to purchase the underlying assets of such facility and expects to close the purchase for $28.0 million in the second quarter of 2011.

In May 2010, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. The Company has not entered into any other off-balance sheet arrangements.

At January 1, 2011, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling $263.3 million.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Note 20 — Legal Proceedings).

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9:	DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

	January 1,	January 2,
	2011	2010
In thousands

5.0% Notes, due July 2013(a)	$467,498	$501,827
6.0% Convertible Senior Notes, due June 2014(b)	74,542	71,137
Revolving credit facility	22,735	66,507
Capital lease obligations	13,037	18,680

Total debt	577,812	658,151
Less: Short-term borrowings(c)	26,951	70,868
Convertible Senior Notes(d)	74,542	71,137

Long-term debt	$476,319	$516,146

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)	The balance at January 1, 2011 and January 2, 2010 represented principal of $90.0 million and an unamortized debt discount of $15.5 million and $18.9 million, respectively.

(c)	At January 1, 2011, the balance consisted primarily of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases.

(d)	The Convertible Notes were reflected as a current liability since they were convertible at January 1, 2011 and January 2, 2010.

5.0% Notes

On July 6, 2006, the Company completed the issuance of 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Notes are listed on the Luxembourg Stock Exchange and bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. A portion of the Notes is designated as a hedge of the Company’s net investment in certain of the Company’s euro-denominated functional currency subsidiaries (see Note 11 — Derivative Instruments).

6.0% Convertible Senior Notes

On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of January 1, 2011, none of the Convertible Notes were converted although they were convertible at the option of the holder.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $8.8 million and $4.6 million for the years ended January 1, 2011 and January 2, 2010, respectively.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 1, 2011, availability under the Company’s amended and restated revolving credit facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available	Excess
	Facility(a)	Base(a)	Borrowings	Issued	Capacity	Capacity(b)
In thousands

Revolving credit facility(a)	$350,000	$291,156	$22,735	$28,870	$239,551	$194,551

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

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

NOTE 10:	FAIR VALUE MEASUREMENTS

As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company utilizes a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
	January 1,	January 2,
	2011	2010
In thousands

Financial Assets:
Derivatives	$—	$586
Financial Liabilities:
Derivatives	$(3,463)	$(3,781)

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2010, based on such fair value hierarchy:

	Net Carrying				Total Losses —
	Value as of	Fair Value Measured and Recorded at			Year Ended
	January 1,	Reporting Date Using:			January 1,
	2011	Level 1	Level 2	Level 3	2011
In thousands

Property and equipment	$4,600	$—	$—	$4,600	$17,203
Intangible assets	—	—	—	—	2,594
Assets held for sale	—	—	—	—	8,018

As a result of the decision to exit the LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico and certain LUCKY BRAND and MEXX retail locations, cease of use of certain corporate and European concession assets and close a distribution center in 2010, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges of $17.2 million, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

During 2010, the Company determined that the carrying value of the assets held for sale related to its closed Mt. Pocono distribution center exceeded the estimated fair value and recorded an impairment charge of $8.0 million in SG&A on the accompanying Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2009, based on such fair value hierarchy:

	Net Carrying				Total Losses —
	Value as of	Fair Value Measured and Recorded at			Year Ended
	January 2,	Reporting Date Using:			January 2,
	2010	Level 1	Level 2	Level 3	2010
In thousands

Property and equipment	$3,690	$—	$—	$3,690	$32,782
Intangible assets	—	—	—	—	14,222
Assets held for sale	15,070	—	—	15,070	2,472

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	January 1, 2011		January 2, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
In thousands

5.0% Notes, due July 2013(a)	$397,177	$467,498	$392,615	$501,827
6.0% Convertible Senior Notes, due June 2014(a)	197,306	74,542	160,738	71,137
Revolving credit facility(b)	22,735	22,735	66,507	66,507

(a)	Carrying values include unamortized debt discount.

(b)	Borrowings under the revolving credit facility bear interest based on market rates; accordingly, its fair value approximates its carrying value.

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

The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of January 1, 2011, the Company had forward contracts maturing through December 2011 to sell 35.4 million Canadian dollars for $34.5 million and to sell 67.4 million euro for $87.5 million.

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
In thousands

January 1, 2011	Other current assets	$1,500	$—	Accrued expenses	$120,504	$3,463
January 2, 2010	Other current assets	26,408	586	Accrued expenses	74,634	3,091

Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
In thousands

January 1, 2011	Other current assets	$—	$—	Accrued expenses	$—	$—
January 2, 2010	Other current assets	—	—	Accrued expenses	12,015	690

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

		Location of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	(Loss) Recognized in	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	Accumulated OCI	OCI into Operations	from Accumulated	Operations on
	on Derivative	(Effective and	OCI into Operations	Derivative
	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
In thousands

Fiscal year ended January 1, 2011	$3,487	Cost of goods sold	$(802)	$(282)
Fiscal year ended January 2, 2010	(7,113)	Cost of goods sold	(4,181)	(1,428)
Fiscal year ended January 3, 2009	(7,588)	Cost of goods sold	(11,646)	1,706

Approximately $2.9 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.

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

The related translation gains (losses) recorded within Other comprehensive loss were $13.1 million, $(9.4) million and $26.9 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively. During the first quarter of 2009, the Company dedesignated 143.0 million of the euro-denominated bonds as a hedge of its net investment in certain euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. During the first and fourth quarters of 2010, the Company dedesignated an additional 66.0 and 21.0 million, respectively, of the euro-denominated bonds as a hedge of its net investment in certain euro functional currency subsidiaries due to further declines in the carrying value of the hedged item. The associated foreign currency translation gains (losses) of $21.6 million and $(6.5) million for the years ended January 1, 2011 and January 2, 2010, respectively, are reflected within Other income (expense), net on the accompanying Consolidated Statements of Operations.

NOTE 12:	STREAMLINING INITIATIVES

2010 Actions

The Company continued to consolidate its warehouse operations, which included the closure of its Marcel Laurin, Canada and Vernon, California distribution facilities in August and September 2010, respectively.

In April 2010, the Company completed an agreement with an affiliate of Donna Karan International, Inc. (“DKI”) to terminate its licensed DKNY® MENS Sportswear operations and close, transfer or repurpose its DKNY® JEANS outlet stores (see Note 16 — Additional Financial Information). These actions included contract terminations, staff reductions and consolidation of office space and were substantially completed by the end of 2010.

In July 2010, the Company initiated actions to exit its LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico, which included consolidation of space, contract terminations and staff reductions and resulted in charges for lease terminations, impairments of property and equipment and severance. These actions were completed in early 2011 (see Note 22 — Subsequent Event).

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2010, the Company initiated actions to exit its LIZ CLAIBORNE concessions in Europe. These actions include staff reductions and consolidation of office space and are expected to be completed in the first quarter of 2011.

2009 Actions

In the first quarter of 2009, the Company entered into a long-term, buying/sourcing agency agreement with Li & Fung. As a result, the Company’s international buying offices were integrated into Li & Fung or reduced to support functions. The Company’s streamlining initiatives related to this action included lease terminations, property and equipment disposals and employee terminations and relocation and were completed during 2009. Expenses associated with this action were partially offset by a payment of $8.0 million received from Li & Fung during the second quarter of 2009.

During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center, including staff eliminations and sold the facility in the fourth quarter of 2010.

Also, during the first quarter of 2009, the Company committed to a plan to close or repurpose its Lucky Brand Kids stores, although the Company will continue to offer associated merchandise through other channels. The action included lease terminations and staff reductions and was completed in the fourth quarter of 2009.

In August 2009, the Company initiated additional streamlining initiatives that impacted all of its reportable segments and included rationalization of distribution centers and office space, store closures principally within its International-Based Direct Brands segment, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions.

In connection with the license agreements with JCPenney and QVC (see Note 16 — Additional Financial Information), the Company consolidated office space and reduced staff in certain support functions. As a result, the Company incurred charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions were completed in the second quarter of 2010.

The Company also initiated actions to consolidate certain warehouse operations, with the closure of its leased Santa Fe Springs, California distribution facility in January 2010 and the closure of its Rhode Island distribution facility in May 2010.

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

For the years ended January 1, 2011, January 2, 2010 and January 3, 2009, the Company recorded pretax charges totaling $81.2 million, $163.5 million and $110.7 million, respectively, related to its streamlining initiatives.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to pay approximately $23.1 million of accrued streamlining costs during 2011. A summary rollforward and components of the Company’s streamlining initiatives were as follows:

		Contract
	Payroll and	Termination	Asset
	Related Costs	Costs	Write-Downs	Other Costs	Total
In thousands

Balance at December 30, 2007	$18,567	$11,233	$—	$226	$30,026
2008 provision	45,570	32,451	21,419	11,296	110,736
2008 asset write-downs	—	—	(21,419)	—	(21,419)
Translation difference	634	(1,001)	—	(225)	(592)
2008 spending	(53,319)	(28,439)	—	(10,681)	(92,439)

Balance at January 3, 2009	11,452	14,244	—	616	26,312
2009 provision, net(a)(b)	75,718	33,558	40,896	13,343	163,515
2009 asset write-downs(b)	—	—	(40,896)	—	(40,896)
Translation difference	(518)	52	—	(1)	(467)
2009 spending	(53,956)	(25,032)	—	(6,754)	(85,742)

Balance at January 2, 2010	32,696	22,822	—	7,204	62,722
2010 provision	15,925	31,252	21,222	12,841	81,240
2010 asset write-downs	—	—	(21,222)	—	(21,222)
Translation difference	(923)	(121)	—	(343)	(1,387)
2010 spending	(46,419)	(24,375)	—	(15,164)	(85,958)

Balance at January 1, 2011	$1,279	$29,578	$—	$4,538	$35,395

(a)	Net of the receipt of $8.0 million from Li & Fung.

(b)	Asset write-downs included a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights (see Note 1 — Basis of Presentation and Significant Accounting Policies).

Expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Operations and impacted reportable segments as follows:

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands

Domestic-Based Direct Brands	$23,464	$50,167	$42
International-Based Direct Brands	10,826	43,249	32,540
Partnered Brands	46,950	70,099	78,154

Total	$81,240	$163,515	$110,736

NOTE 13:	SHARE-BASED COMPENSATION

The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share-based compensation plans, which are described herein. The Company recognized share-based compensation expense of $6.9 million, $8.7 million and $8.3 million, excluding amounts related to discontinued operations, for the fiscal years ended January 1, 2011, January 2, 2010 and

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 3, 2009, respectively. Share-based compensation expense related to discontinued operations was not significant for the periods presented.

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

Awards under the 2002 and 2005 Plans may also be made in the form of dividend equivalent rights, restricted stock, unrestricted stock performance shares and restricted stock units. Exercise prices for awards under the 2000, 2002 and 2005 Plans are determined by the Committee; to date, all stock options have been granted at an exercise price not less than the closing market value of the underlying shares on the date of grant.

Awards granted under plans no longer in use by the Company, including the 2000 and 1992 Plans, remain in effect in accordance with their terms. The 2002 Plan provides for the issuance of up to 9,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2002 plan expires in 2012. The 2005 Plan provides for the issuance of up to 5,000,000 shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 plan expires in 2015. As of January 1, 2011, 2,298,285 shares were available for future grant under the 2002 and 2005 Plans.

The Company delivers treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares and the exercise price of the options has been reflected on a first-in, first-out basis.

Stock Options

Stock options are issued at the current market price and have a three-year vesting period and a contractual term of 7-10 years. As of January 1, 2011, the Company has not changed the terms of any outstanding awards.

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

	Fiscal Years Ended
	January 1,	January 2,	January 3,
Valuation Assumptions:	2011	2010	2009

Weighted-average fair value of options granted	$3.05	$2.07	$3.50
Expected volatility	56.9% to 58.8%	48.7% to 74.8%	28.1% to 60.7%
Weighted-average volatility	58.4%	66.1%	36.4%
Expected term (in years)	5.0	5.2	5.0
Dividend yield	—	—	0.77%
Risk-free rate	0.3% to 5.3%	0.5% to 5.0%	0.8% to 5.1%
Expected annual forfeiture	12.6%	11.7%	12.7%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2010, 2009 and 2008. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under the Company’s stock option plans as of January 1, 2011 and changes therein during the fiscal year then ended are as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contractual Term	(In thousands)

Outstanding at January 2, 2010	4,918,630	$19.27	4.9	$4,736
Granted	2,720,000	6.06
Exercised	(5,000)	4.81		11
Cancelled/expired	(736,484)	16.34

Outstanding at January 1, 2011	6,897,146	$14.39	4.9	$9,653

Vested or expected to vest at January 1, 2011	6,166,985	$15.43	4.8	$8,233
Exercisable at January 1, 2011	2,208,646	$32.21	2.8	$67

The total intrinsic value of options exercised was insignificant for the fiscal years ended January 2, 2010 and January 3, 2009.

As of January 1, 2011, there were approximately 4.7 million nonvested stock options with a weighted average exercise price of $5.99 and there was $8.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $3.4 million, $4.3 million and $3.9 million, respectively.

Restricted Stock

The Company grants restricted shares and restricted share units to certain domestic and international employees. These shares are subject to transfer restrictions and risk of forfeiture until earned by continued employment. As of January 1, 2011, the Company has not changed the terms of any outstanding awards. These

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares generally vest 50% on the second anniversary date from the date of grant and 50% on the third anniversary date from the date of grant.

The Company grants performance shares to certain of its employees, including the Company’s executive officers. Performance shares are earned based on the achievement of certain profit return on capital targets aligned with the Company’s strategy. In 2007, the Committee granted performance shares which were evaluated based on 2009 performance with the number of shares to be earned ranging from 0 to 150% of the target amount, or 190,000 shares. Based on 2009 performance, these shares were deemed unearned and cancelled. In 2008, the Committee granted performance shares which were evaluated based on the 2008 and 2010 performance period. Based on 2008 and 2010 performance, these shares were deemed unearned and cancelled.

In 2010, the Committee granted 855,000 performance shares to a group of key executives. The performance criteria are evaluated based on achieving certain earnings metrics for a consecutive period of time through July 2013 with the number of shares to be earned ranging from 0 to 100% of the target amount.

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

A summary of award activity under the Company’s restricted stock plans as of January 1, 2011 and changes therein during the fiscal year then ended are as follows:

		Weighted Average
		Grant Date Fair
	Shares	Value

Nonvested stock at January 2, 2010(a)	1,132,856	$16.58
Granted(b)	1,235,000	6.44
Vested	(376,567)	22.52
Cancelled(a)	(299,698)	8.76

Nonvested stock at January 1, 2011(b)	1,691,591	$9.24

Expected to vest as of January 1, 2011	864,808	$9.78

(a)	In the second and third quarters of 2008, performance shares were granted to a group of key executives. These shares were subject to certain service and performance conditions, a portion of which were measured as of fiscal 2008 year-end and the remainder were measured at fiscal 2010 year-end. The shares which were contingently issuable based on 2008 and 2010 performance were deemed not earned and cancelled.

(b)	Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

The weighted average grant date fair value of restricted shares granted in the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $6.44, $3.26 and $13.30, respectively.

As of January 1, 2011, there was $2.0 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. The expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the years ended January 1, 2011, January 2, 2010 and January 3, 2009 was $8.5 million, $10.2 million and $12.5 million, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14:	PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan for its eligible employees. This plan allows deferred arrangements under section 401(k) of the Internal Revenue Code and may provide for employer-matching contributions. The plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2010, 2009 or 2008.

The Company’s aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Operations, was not significant in 2010 and 2009 and amounted to $5.0 million in 2008. In July 2010, the Company reinstated its 401(k) match, which was suspended in 2009.

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

NOTE 15:	EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Fiscal Years Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
In thousands, except per share data

Loss from continuing operations	$(220,983)	$(278,911)	$(811,057)
Net (loss) income attributable to the noncontrolling interest	(842)	(681)	252

Loss from continuing operations attributable to Liz Claiborne, Inc.	(220,141)	(278,230)	(811,309)
Loss from discontinued operations, net of income taxes	(31,326)	(27,499)	(140,502)

Net loss attributable to Liz Claiborne, Inc.	$(251,467)	$(305,729)	$(951,811)

Basic weighted average shares outstanding	94,243	93,880	93,606
Stock options and nonvested shares(a)(b)	—	—	—
Convertible Notes(c)	—	—	—

Diluted weighted average shares outstanding(a)	94,243	93,880	93,606

Loss per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(2.34)	$(2.96)	$(8.67)
Loss from discontinued operations	(0.33)	(0.30)	(1.50)

Net loss attributable to Liz Claiborne, Inc.	$(2.67)	$(3.26)	$(10.17)

(a)	Because the Company incurred a loss from continuing operations for all years presented, outstanding stock options and nonvested shares are antidilutive. Accordingly, for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, approximately 6.9 million, 4.9 million and 5.4 million outstanding stock options,

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and approximately 0.7 million, 1.0 million and 1.5 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)	Excludes approximately 1.0 million, 0.2 million and 0.7 million nonvested shares for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively, for which the performance criteria have not yet been achieved.

(c)	Because the Company incurred a loss from continuing operations for the years ended January 1, 2011 and January 2, 2010, approximately 10.4 million and 2.1 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

NOTE 16:	ADDITIONAL FINANCIAL INFORMATION

Licensing-Related Transactions

In October 2009, the Company entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. Under the agreement, JCPenney may only use designs provided or approved by the Company. The agreement has a term that may remain in effect up to July 31, 2020. Sales by JCPenney under the agreement commenced in August 2010. At the end of year five, JCPenney will have the option to acquire the trademarks and other LIZ CLAIBORNE brands for use in the US and Puerto Rico. JCPenney will also have the option to take ownership of the trademarks in the same territory at the end of year 10. JCPenney also has an option to take ownership of the same trademarks in the same territory if the Company fails to maintain the brand positioning for the LIZ CLAIBORNE NEW YORK trademark, pursuant to the terms of the agreement. The license agreement provides for the payment to the Company of royalties based on net sales of licensed products by JCPenney and a portion of the related gross profit when the gross profit percentage exceeds a specified rate, subject to a minimum annual payment.

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

In April 2010, the Company entered into an agreement with DKI, which included the termination of the DKNY® MENS Sportswear license and the transfer of certain outlet stores of its licensed DKNY® JEANS brand to DKI. In connection with the termination of the DKNY® MENS Sportswear license, the Company recorded a pretax charge of $9.9 million in the year ended January 1, 2011.

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

Other Income (Expense), Net

Other income (expense), net primarily consisted of (i) the impact of the partial dedesignation of the hedge of the Company’s investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of a foreign currency translation gain (loss) of $21.6 million and $(6.5) million on the Company’s euro-

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denominated notes within earnings in 2010 and 2009, respectively; and (ii) foreign currency transaction gains (losses) of $2.0 million, $2.0 million and $(5.4) million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Consolidated Statements of Cash Flows Supplementary Disclosures

During the years ended January 1, 2011, January 2, 2010 and January 3, 2009, the Company received net income tax refunds of $171.5 million, $99.8 million and $19.2 million, respectively. During the years ended January 1, 2011, January 2, 2010 and January 3, 2009, the Company made interest payments of $36.4 million, $42.7 million and $56.8 million, respectively. As of January 1, 2011, January 2, 2010 and January 3, 2009, the Company accrued capital expenditures totaling $7.6 million, $3.3 million and $11.2 million, respectively.

Depreciation and amortization expense in 2010, 2009 and 2008 includes $22.7 million, $17.3 million and $2.6 million, respectively, related to amortization of deferred financing costs.

During 2010 and 2009, the Company paid $24.3 million to Li & Fung and received a payment of $75.0 million from Li & Fung related to a buying/sourcing agreement, respectively, which are included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Consolidated Statements of Cash Flows.

During 2010, the Company made business acquisition payments of $5.0 million related to the LUCKY BRAND acquisition. During 2009, the Company made business acquisition payments of $8.8 million, which included (i) $5.0 million related to the LUCKY BRAND acquisition and (ii) $3.8 million related to earn-out provisions of the MAC & JAC acquisition. During 2008, the Company made business acquisition payments of $100.4 million, which included (i) $95.4 million related to earn-out provisions of the JUICY COUTURE acquisition and (ii) $5.0 million related to the LUCKY BRAND acquisition.

NOTE 17:	SEGMENT REPORTING

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its CODM to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its six operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:

•	Domestic-Based Direct Brands segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry, and handbags), e-commerce and licensing operations of the Company’s three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•	International-Based Direct Brands segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX Europe and MEXX Canada, the Company’s two international, retail-based operating segments.

•	Partnered Brands segment — consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, outlet, concession and e-commerce operations of the Company’s AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

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

			Depreciation
			and				Expenditures
			Amortization	Operating		Segment	for Long-
	Net Sales	% to Total	Expense	(Loss) Income	% of Sales	Assets(j)	Lived Assets
Dollars in thousands

Fiscal Year Ended January 1, 2011
Domestic-Based Direct Brands(a)	$1,137,960	45.5%	$64,229	$2,992	0.3%	$698,970	$48,309
International-Based Direct Brands(b)	731,819	29.3%	39,361	(100,573)	(13.7)%	320,477	20,694
Partnered Brands(c)	630,293	25.2%	39,230	(81,933)	(13.0)%	199,899	16,906

Totals	$2,500,072	100.0%	$142,820	$(179,514)	(7.2)%		$85,909

Fiscal Year Ended January 2, 2010
Domestic-Based Direct Brands(d)	$1,120,664	38.4%	$48,075	$(25,425)	(2.3)%	$640,240	$37,362
International-Based Direct Brands(e)	831,889	28.5%	36,234	(137,625)	(16.5)%	403,828	13,071
Partnered Brands(f)	963,366	33.1%	74,888	(155,008)	(16.1)%	533,661	30,007

Totals	$2,915,919	100.0%	$159,197	$(318,058)	(10.9)%		$80,440

Fiscal Year Ended January 3, 2009
Domestic-Based Direct Brands(g)	$1,207,400	31.3%	$40,147	$(331,456)	(27.5)%		$205,820
International-Based Direct Brands(h)	1,202,900	31.2%	45,839	(283,600)	(23.6)%		34,215
Partnered Brands(i)	1,450,811	37.5%	67,859	(118,829)	(8.2)%		49,734

Totals	$3,861,111	100.0%	$153,845	$(733,885)	(19.0)%		$289,769

(a)	The Domestic-Based Direct Brands segment operating loss included charges totaling $23.5 million related to streamlining initiatives.

(b)	The International-Based Direct Brands segment operating loss included charges totaling $10.8 million related to streamlining initiatives.

(c)	The Partnered Brands segment operating loss included non-cash impairment charges of $2.6 million related to other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaling $46.5 million related to streamlining initiatives (excluding a non-cash impairment charge of $0.4 million related to LIZ CLAIBORNE merchandising rights).

(d)	The Domestic-Based Direct Brands segment operating loss included charges totaling $50.2 million related to streamlining initiatives.

(e)	The International-Based Direct Brands segment operating loss included charges totaling $43.2 million related to streamlining initiatives.

(f)	The Partnered Brands segment operating loss included non-cash impairment charges of $2.8 million related to goodwill and $14.2 million related other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $70.1 million related to streamlining initiatives (excluding a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights).

(g)	The Domestic-Based Direct Brands segment operating loss included a non-cash impairment charge of $382.4 million related to the impairment of goodwill (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(h)	The International-Based Direct Brands segment operating loss included a non-cash impairment charge of $300.7 million related to the impairment of goodwill (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $32.5 million related to streamlining initiatives.

(i)	The Partnered Brands segment operating loss included a non-cash impairment charge of $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $78.2 million related to streamlining initiatives. The Partnered Brands segment operating loss also included a $14.3 million gain associated with the sale of a distribution center.

(j)	Amounts exclude unallocated Corporate assets of $38.3 million and $13.1 million at January 1, 2011 and January 2, 2010, respectively, and assets held for sale of $15.1 million January 2, 2010.

GEOGRAPHIC DATA

			Depreciation
			and				Expenditures
			Amortization	Operating		Segment	for Long-
	Net Sales	% to Total	Expense	Loss	% of Sales	Assets(g)	Lived Assets
Dollars in thousands

Fiscal Year Ended January 1, 2011
Domestic(a)	$1,656,595	66.3%	$96,507	$(76,068)	(4.6)%	$803,109	$57,600
International(b)	843,477	33.7%	46,313	(103,446)	(12.3)%	416,237	28,309

Totals	$2,500,072	100.0%	$142,820	$(179,514)	(7.2)%		$85,909

Fiscal Year Ended January 2, 2010
Domestic(c)	$1,973,944	67.7%	$107,019	$(176,501)	(8.9)%	$877,429	$55,493
International(d)	941,975	32.3%	52,178	(141,557)	(15.0)%	700,300	24,947

Totals	$2,915,919	100.0%	$159,197	$(318,058)	(10.9)%		$80,440

Fiscal Year Ended January 3, 2009
Domestic(e)	$2,520,587	65.3%	$98,431	$(434,942)	(17.3)%		$251,914
International(f)	1,340,524	34.7%	55,414	(298,943)	(22.3)%		37,855

Totals	$3,861,111	100.0%	$153,845	$(733,885)	(19.0)%		$289,769

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	The Domestic operating loss included: (i) charges totaling $69.6 million related to streamlining initiatives (excluding a non-cash impairment charge of $0.4 million related to LIZ CLAIBORNE merchandising rights) and (ii) non-cash impairment charges of $2.6 million related to other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(b)	The International operating loss included charges totaling $11.2 million related to streamlining initiatives.

(c)	The Domestic operating loss included: (i) charges totaling $114.3 million related to streamlining initiatives (excluding a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights) and (ii) non-cash impairment charges of $2.8 million related to goodwill and $14.2 million related to other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(d)	The International operating loss included charges totaling $44.7 million related to streamlining initiatives.

(e)	The Domestic operating loss included: (i) non-cash impairment charges of $382.4 million related to the impairment of goodwill and $10.0 million to reduce the value of the Villager, Crazy Horse and Russ trademark to its estimated fair value (see Note 1 — Basis of Presentation and Significant Accounting Policies) and (ii) charges totaling $76.7 million related to streamlining initiatives. The Domestic operating loss also included a $14.3 million gain associated with the sale of a distribution center.

(f)	The International operating loss included a non-cash impairment charge of $300.7 million related to the impairment of goodwill (see Note 1 — Basis of Presentation and Significant Accounting Policies) and charges totaling $34.0 million related to streamlining initiatives.

(g)	Amounts exclude unallocated Corporate assets of $38.3 million and $13.1 million January 1, 2011 and January 2, 2010, respectively, and assets held for sale of $15.1 million at January 2, 2010.

NOTE 18:	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the effects of foreign currency translation, losses on cash flow hedging derivatives and changes in unrealized gains on securities, as detailed below:

	January 1,	January 2,
	2011	2010
In thousands

Cumulative translation adjustment, net of income taxes of $(905) and $7,129, respectively	$(63,971)	$(64,148)
Losses on cash flow hedging derivatives, net of income taxes of $491 and $1,833, respectively	(2,617)	(5,564)
Unrealized gains on securities, net of income taxes of $0 and $0, respectively	286	341

Accumulated other comprehensive loss, net of income taxes	$(66,302)	$(69,371)

As discussed in Note 11 — Derivative Instruments, the Company hedges its net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the 350.0 million euro-denominated bonds as the hedging instrument in a net investment hedge. The foreign currency translation gains and losses that are recognized on the euro-denominated bonds and certain other instruments are accounted for as a component of Accumulated other comprehensive loss. As of January 1, 2011 and January 2, 2010, the Company recorded a deferred tax (provision) benefit of $(0.9) million and $7.1 million, respectively, related to such foreign currency transaction gains and losses in the Cumulative translation adjustment account in Accumulated other comprehensive loss.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19:	RELATED PARTY TRANSACTIONS

On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the KATE SPADE brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of January 1, 2011 and January 2, 2010, the Company recorded $13.6 million and $7.4 million, respectively, related to its investment in the equity investee, which is included in Other assets in the accompanying Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ. The impact of the Company’s equity in earnings of KSJ was $1.0 million in 2010 and was insignificant in 2009.

During 2010, 2009 and 2008, the Company paid the law firm Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, fees of $1.2 million, $1.2 million and $1.3 million, respectively, in connection with legal services provided to the Company. The 2010 amount represents less than one percent of such firm’s 2010 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm’s-length basis, with services provided at fair market value.

The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.

NOTE 20:	LEGAL PROCEEDINGS

A complaint captioned The Levy Group, Inc. v. L.C. Licensing, Inc. and Liz Claiborne, Inc. was filed in the Supreme Court of the State of New York, County of New York on January 21, 2010. The complaint alleged claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel and tortious interference against L.C. Licensing, Inc. and the Company in connection with a trademark licensing agreement between L.C. Licensing, Inc. and its licensee, The Levy Group, Inc. The Levy Group, Inc.’s alleged claims purportedly arose from the Company’s decision to sign a long-term licensing agreement with JCPenney. The complaint sought an award of $100.0 million in compensatory damages plus punitive damages. On March 4, 2010, the Company moved to dismiss the complaint for failure to state a cause of action. On October 12, 2010, the Court issued an order granting the motion and dismissing all of The Levy Group, Inc.’s claims with prejudice. The time to appeal such order has expired and The Levy Group, Inc. did not appeal this ruling.

A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the “Footwear License Agreement”). The Company sent the plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011.

The amended complaint asserts claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud, and brand dilution. Plaintiffs seek both declaratory and injunctive relief, as well as damages of not less than $125.0 million. The Company’s response to the amended complaint is due on February 17, 2011. The Company believes the allegations in the amended complaint are without merit and intends to file a motion to dismiss the amended complaint in its entirety.

Additionally, on November 4, 2010, plaintiffs moved for a preliminary injunction to enjoin the Company from: (i) interfering with plaintiffs’ purported right to sell merchandise bearing the LIZ CLAIBORNE family of trademarks; (ii) selling (or permitting any third party from selling) merchandise under the LIZ & CO. trademark; and (iii) terminating the Footwear License Agreement. Plaintiffs’ motion for a preliminary injunction is fully briefed and oral argument was held before the court on December 1, 2010. The Company awaits the court’s decision on plaintiffs’ motion for a preliminary injunction, but believes that there are no grounds for a preliminary injunction to be issued.

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

NOTE 21:	UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2010 and 2009 is set forth in the table below. Certain amounts related to the first three quarters of 2010 and 2009 have been revised from those previously reported in the Company’s quarterly reports on Form 10-Q in order to present 44 of the LIZ CLAIBORNE outlet stores in the US and Puerto Rico and 53 LIZ CLAIBORNE concessions in Europe as discontinued operations.

	March				June				September				December
	2010		2009		2010		2009		2010		2009		2010		2009
In thousands, except per share data

Net sales	$597,347		$758,790		$554,652		$654,323		$644,327		$746,332		$703,746		$756,474
Gross profit	277,005		340,286		274,379		310,748		331,247		338,202		355,890		363,089
Loss from continuing operations	(58,830	)(b)	(81,123	)(c)	(82,325	)(d)	(76,387	)(e)	(57,257	)(f)	(84,293	)(g)	(22,571	)(h)	(37,108	)(i)
Loss from discontinued operations, net of income taxes	(13,208)		(10,625)		(4,874)		(5,733)		(5,547)		(6,419)		(7,697)		(4,722)

Net loss	(72,038)		(91,748)		(87,199)		(82,120)		(62,804)		(90,712)		(30,268)		(41,830)

Net loss attributable to Liz
Claiborne, Inc.	$(71,780)		$(91,379)		$(86,844)		$(82,106)		$(62,694)		$(90,541)		$(30,149)		$(41,703)

Basic and diluted earnings per share:(a)
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(0.62)		$(0.86)		$(0.87)		$(0.81)		$(0.61)		$(0.90)		$(0.24)		$(0.39)
Loss from discontinued operations	(0.14)		(0.11)		(0.05)		(0.06)		(0.06)		(0.06)		(0.08)		(0.06)

Net loss attributable to Liz Claiborne, Inc.	$(0.76)		$(0.97)		$(0.92)		$(0.87)		$(0.67)		$(0.96)		$(0.32)		$(0.45)

(a)	Because the Company incurred a loss from continuing operations in all periods presented, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)	Included pretax expenses related to streamlining initiatives of $13.6 million.

(c)	Included pretax expenses related to streamlining initiatives of $33.3 million and a non-cash impairment charge of $1.9 million related to goodwill.

(d)	Included pretax expenses related to streamlining initiatives of $31.5 million (excluding a non-cash impairment charge of $0.4 million related to LIZ CLAIBORNE merchandising rights) and non-cash impairment charges of $2.6 million related to other intangible assets.

(e)	Included pretax expenses related to streamlining initiatives of $13.8 million and a non-cash impairment charge of $0.9 million related to goodwill.

(f)	Included pretax expenses related to streamlining initiatives of $20.4 million.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Included pretax expenses related to streamlining initiatives of $26.5 million.

(h)	Included pretax expenses related to streamlining initiatives of $15.3 million.

(i)	Included: (i) pretax expenses related to streamlining initiatives of $85.4 million (excluding a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights); (ii) non-cash pretax impairment charges of $14.2 million related to other intangible assets; and (iii) a tax benefit of $103.2 million primarily attributable to a Federal law change allowing for the Company’s 2008 or 2009 domestic losses to be carried back for five years.

NOTE 22:	SUBSEQUENT EVENT

In the first quarter of 2011, the Company completed the closure of the remaining LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico (see Note 2 — Discontinued Operations). A total of 22 store leases were assigned to third parties, of which the Company remains secondarily liable for the remaining obligations on 16 such leases. The future aggregate payments under these leases amounted to $5.7 million and extended to various dates through 2016.

Liz Claiborne, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged
	Beginning	to Costs and	Charged to			Balance at
In thousands	of Period	Expenses	Other Accounts	Deductions		End of Period

YEAR ENDED JANUARY 1, 2011
Accounts receivable — allowance for doubtful accounts	$25,575	$8,046	$—	$17,054	(a)	$16,567
Allowance for returns	23,773	123,914	—	130,469		17,218
Allowance for discounts	2,668	12,746	—	14,495		919
Deferred tax valuation allowance	351,730	101,125	—	—		452,855
YEAR ENDED JANUARY 2, 2010
Accounts receivable — allowance for doubtful accounts	$16,925	$20,299	$—	$11,649	(a)	$25,575
Allowance for returns	32,951	154,452	—	163,630		23,773
Allowance for discounts	4,699	30,450	—	32,481		2,668
Deferred tax valuation allowance	253,102	98,628	—	—		351,730
YEAR ENDED JANUARY 3, 2009
Accounts receivable — allowance for doubtful accounts	$6,074	$14,340	$—	$3,489	(a)	$16,925
Allowance for returns	50,288	205,187	—	222,524		32,951
Allowance for discounts	7,018	49,534	—	51,853		4,699
Deferred tax valuation allowance	8,322	244,780	—	—		253,102

(a)	Uncollectible accounts written off, less recoveries.