Form 10-Q
period 2011-04-02
CLAIBORNE LIZ INC
filed 2011-04-28
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission file number:  1-10689
       LIZ CLAIBORNE, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2842791

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018

(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at April 18, 2011 was 94,591,069.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
April 2, 2011

		PAGE
		NUMBER
PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of April 2, 2011 (Unaudited), January 1, 2011 and April 3, 2010 (Unaudited)	4

	Condensed Consolidated Statements of Operations for the Three Month Periods Ended April 2, 2011 (Unaudited) and April 3, 2010 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended April 2, 2011 (Unaudited) and April 3, 2010 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7 – 26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27 – 40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II -	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42 – 44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

SIGNATURES		47
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.A
EX-31.B
EX-32.A
EX-32.B

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “target,” “forecast,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:
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

•	general economic conditions in the United States, Europe and other parts of the world;

•	levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;

•	restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;

•	changes in the cost of raw materials, labor, advertising and transportation which could impact prices of our products;

•
our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

•	our ability to successfully implement our long-term strategic plans;

•	our ability to effect a turnaround of our MEXX Europe business;

•	our ability to successfully re-launch our LUCKY BRAND product offering and our ability to enhance our JUICY COUTURE product offering;

•	our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;

•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees, both union and non-union;

•	exposure to multiemployer union pension plan liability as a result of current market conditions and possible withdrawal liabilities;

•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;

•	our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories;

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
Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A — Risk Factors” in this report as well as in our 2010 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 2, 2011		April 3, 2010
	(Unaudited)	January 1, 2011	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,849	$22,714	$13,127
Accounts receivable - trade, net	203,721	208,081	252,799
Inventories, net	303,794	289,439	313,033
Deferred income taxes	4,209	3,916	407
Other current assets	92,858	87,773	113,022
Assets held for sale	--	--	15,070

Total current assets	620,431	611,923	707,458

Property and Equipment, Net	364,010	375,529	417,896
Goodwill and Intangibles, Net	228,187	228,110	229,843
Deferred Income Taxes	3,205	3,217	8,543
Other Assets	39,964	38,880	32,738

Total Assets	$1,255,797	$1,257,659	$1,396,478

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$133,453	$26,951	$34,733
Convertible Senior Notes	75,470	74,542	71,960
Accounts payable	186,834	195,541	124,075
Accrued expenses	245,202	268,605	286,042
Income taxes payable	1,048	2,348	2,565
Deferred income taxes	4,904	4,893	7,164

Total current liabilities	646,911	572,880	526,539

Long-Term Debt	505,124	476,319	484,224
Other Non-Current Liabilities	194,629	197,357	193,550
Deferred Income Taxes	33,637	32,784	27,311
Commitments and Contingencies (Note 10)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	335,894	331,808	327,316
Retained earnings	1,321,432	1,417,785	1,597,478
Accumulated other comprehensive loss	(74,770)	(66,302)	(55,179)

	1,758,993	1,859,728	2,046,052
Common stock in treasury, at cost 81,846,165, 81,892,589 and 81,935,665 shares	(1,883,497)	(1,883,898)	(1,884,271)

Total Liz Claiborne, Inc. stockholders’ (deficit) equity	(124,504)	(24,170)	161,781
Noncontrolling interest	--	2,489	3,073

Total stockholders’ (deficit) equity	(124,504)	(21,681)	164,854

Total Liabilities and Stockholders’ (Deficit) Equity	$1,255,797	$1,257,659	$1,396,478

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per common share data)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
	(13 Weeks)	(13 Weeks)

Net Sales	$513,242	$584,160

Cost of goods sold	244,482	313,311

Gross Profit	268,760	270,849

Selling, general & administrative expenses	318,956	329,555

Operating Loss	(50,196)	(58,706)

Other (expense) income, net	(22,057)	19,793

Interest expense, net	(12,550)	(15,452)

Loss Before (Benefit) Provision for Income Taxes	(84,803)	(54,365)

(Benefit) provision for income taxes	(1,289)	1,584

Loss from Continuing Operations	(83,514)	(55,949)

Discontinued operations, net of income taxes	(12,831)	(16,089)

Net Loss	(96,345)	(72,038)

Net loss attributable to the noncontrolling interest	--	(258)

Net Loss Attributable to Liz Claiborne, Inc.	$(96,345)	$(71,780)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(0.88)	$(0.59)
Net Loss Attributable to Liz Claiborne, Inc.	$(1.02)	$(0.76)

Weighted Average Shares, Basic and Diluted	94,399	94,170
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2011	April 3, 2010
	(13 Weeks)	(13 Weeks)
Cash Flows from Operating Activities:
Net loss	$(96,345)	$(72,038)
Adjustments to arrive at loss from continuing operations	12,831	16,089

Loss from continuing operations	(83,514)	(55,949)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	32,564	35,355
Loss on asset disposals and impairments, including streamlining initiatives, net	3,387	2,055
Share-based compensation	1,780	1,772
Foreign currency losses (gains), net	20,984	(19,023)
Other, net	(310)	161
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	7,941	4,907
(Increase) decrease in inventories, net	(12,121)	5,364
Increase in other current and non-current assets	(772)	(3,829)
Decrease in accounts payable	(9,111)	(18,594)
Decrease in accrued expenses and other non-current liabilities	(38,707)	(60,029)
Net change in income tax assets and liabilities	(244)	160,397
Net cash used in operating activities of discontinued operations	(12,736)	(5,447)

Net cash (used in) provided by operating activities	(90,859)	47,140

Cash Flows from Investing Activities:
Purchases of property and equipment	(16,170)	(9,612)
Payments for purchases of businesses	--	(5,000)
Payments for in-store merchandise shops	(889)	(401)
Investments in and advances to equity investee	--	(4,033)
Other, net	(145)	(32)
Net cash provided by (used in) investing activities of discontinued operations	200	(484)

Net cash used in investing activities	(17,004)	(19,562)

Cash Flows from Financing Activities:
Short-term borrowings, net	--	(34,614)
Proceeds from borrowings under revolving credit agreement	269,789	--
Repayment of borrowings under revolving credit agreement	(163,845)	--
Principal payments under capital lease obligations	(1,030)	(1,066)
Proceeds from exercise of stock options	9	--
Payment of deferred financing fees	(919)	(2,028)

Net cash provided by (used in) financing activities	104,004	(37,708)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,006)	2,885

Net Change in Cash and Cash Equivalents	(6,865)	(7,245)
Cash and Cash Equivalents at Beginning of Period	22,714	20,372

Cash and Cash Equivalents at End of Period	$15,849	$13,127

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in thousands, except per share amounts)
(Unaudited)
1.     BASIS OF PRESENTATION
The Condensed Consolidated Financial Statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K. Information presented as of January 1, 2011 is derived from audited financial statements.
The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying its reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The Company aggregates its six operating segments to form reportable segments, where applicable. As such, the Company reports its operations in three reportable segments as follows:
•
Domestic-Based Direct Brands segment - consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the Company’s three domestic, retail-based operating segments: JUICY COUTURE, KATE SPADE and LUCKY BRAND.

•
International-Based Direct Brands segment - consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX Europe and MEXX Canada, the Company’s two international, retail-based operating segments.

•
Partnered Brands segment - consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, outlet, concession and e-commerce operations of the Company’s AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

In October 2010, the Company initiated actions to exit its 82 LIZ CLAIBORNE concessions in Europe. These actions included staff reductions and consolidation of office space. During the first quarter of 2011, the Company completed the closure of all such concessions, which included the exit and transfer of title to property and equipment of certain locations in exchange for a nominal fee.
During the third quarter of 2010, the Company announced a plan to exit 87 LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico. The Company completed the closure of these stores in January 2011.
In January 2010, the Company entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), which included the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.

During the fourth quarter of 2010, the Company sold its former Mt. Pocono, Pennsylvania distribution center for $7.1 million. Certain assets associated with such distribution center were segregated and reported as held for sale as of April 3, 2010.
The activities of the Company’s former LIZ CLAIBORNE Canada stores, closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico and LIZ CLAIBORNE concessions in Europe have been segregated and reported as discontinued operations for all periods presented.
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
NATURE OF OPERATIONS
Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2011 fiscal year, ending December 31, 2011, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter. The 2010 fiscal year, ending January 1, 2011, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter.
PRINCIPLES OF CONSOLIDATION
The Condensed Consolidated Financial Statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.
USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2011, there have been no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.
OTHER MATTERS
The Company has been greatly impacted by the recent economic downturn, including a drastic decline in consumer spending that began in the second half of 2008. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains depressed and the retail environment remains highly promotional. The Company continues to focus on the execution of its strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. The Company will also continue to carefully manage liquidity and spending, with 2011 capital expenditures expected to be $75.0 – $80.0 million (compared to $80.9 million in 2010).
The Company’s $90.0 million 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) are convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the first quarter of

2011 and are convertible during the second quarter of 2011. As previously disclosed in connection with the issuance of the Convertible Notes, the Company has not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, the Company must pay the $1,000 par value of each of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the “Amended Agreement”), as discussed in Note 8 – Debt and Lines of Credit. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions, which provide for earlier maturity dates if the Company’s 350.0 million euro 5.0% Notes due July 2013 (the “Euro Notes”), of which 128.5 million euro were repurchased in a cash tender offer (the “Tender Offer”) that settled in April 2011 (see Note 18 – Subsequent Events), and the Convertible Notes are not repaid or refinanced by certain agreed upon dates. The Company is subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, the Company is required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. Should the Company be unable to comply with the requirements in the Amended Agreement, the Company would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable covenants (as amended) and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; (v) the Company’s ability to successfully execute on the licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) in the US and Puerto Rico and with QVC, Inc. (“QVC”) with respect to the LIZ CLAIBORNE family of brands; (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which the Company must currently settle in cash. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Euro Notes, Convertible Notes and the Company’s $220.0 million 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”). The Senior Notes were issued in April 2011 (see Note 18 – Subsequent Events).
2.     DISCONTINUED OPERATIONS
The Company has completed various disposal transactions including (i) the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment in 2010; (ii) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; and (iii) the exit of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011.
The Company recorded pretax charges of $9.1 million and $10.1 million ($6.8 million, after tax) during the three months ended April 2, 2011 and April 3, 2010, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs. The net loss on disposal of discontinued operations in the three months ended April 3, 2010 included $3.3 million of tax benefits related to a refund of previously paid taxes.
Assets held for sale on the accompanying Condensed Consolidated Balance Sheet consisted of Property and equipment associated with the Company’s sold Mt. Pocono, Pennsylvania distribution center.
Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Three Months Ended
In thousands	April 2, 2011	April 3, 2010
	(13 Weeks)	(13 Weeks)
Net sales	$14,858	$29,720

Loss before benefit for income taxes	$(3,696)	$(10,017)
Benefit for income taxes	(2)	(737)

Loss from discontinued operations, net of income taxes	$(3,694)	$(9,280)

Loss on disposal of discontinued operations, net of income taxes	$(9,137)	$(6,809)

3.     STOCKHOLDERS’ EQUITY
Activity for the three months ended April 2, 2011 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		Stock in
	Excess of Par	Retained	Treasury, at	Noncontrolling
In thousands	Value	Earnings	Cost	Interest
Balance as of January 1, 2011	$331,808	$1,417,785	$(1,883,898)	$2,489
Net loss	--	(96,345)	--	--
Exercise of stock options	(10)	--	19	--
Restricted shares issued, net of cancellations and shares withheld for taxes	129	--	130	--
Share-based compensation	1,780	--	--	--
Dividend equivalent units vested	(302)	(8)	252	--
Tendered subsidiary shares for noncontrolling interest (a)	2,489	--	--	(2,489)

Balance as of April 2, 2011	$335,894	$1,321,432	$(1,883,497)	$--

(a)
The Company acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. (“Lucky Brand”) on June 8, 1999 and 12.7% of the remaining equity of Lucky Brand from 2005 to 2010. The aggregate purchase price for the remaining 2.3% of the original shares consisted of a payment made in 2008 that was based on a multiple of Lucky Brand’s 2007 earnings and a 2011 contingent payment based on a multiple of Lucky Brand’s 2010 earnings, net of the 2008 payment. Based on Lucky Brand’s 2010 earnings, no final payment was required, and LUCKY BRAND became a wholly-owned subsidiary in January 2011.

Activity for the three months ended April 3, 2010 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

			Common
	Capital in		Stock in
	Excess of Par	Retained	Treasury, at	Noncontrolling
In thousands	Value	Earnings	Cost	Interest

Balance as of January 2, 2010	$319,326	$1,669,316	$(1,879,160)	$3,331
Net loss	--	(71,780)	--	(258)
Restricted shares issued, net of cancellations and shares withheld for taxes	6,233	--	(5,162)	--
Share-based compensation	1,772	--	--	--
Dividend equivalent units vested	(15)	(58)	51	--

Balance as of April 3, 2010	$327,316	$1,597,478	$(1,884,271)	$3,073

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized (losses) gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of income taxes for interim periods was as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
In thousands	(13 Weeks)	(13 Weeks)

Net loss	$(96,345)	$(72,038)
Other comprehensive loss, net of income taxes:
Change in cumulative translation adjustment	21,561	24,822
Change in cumulative translation adjustment on Eurobond and other instruments, net of income taxes of $1,367 and $(689), respectively	(24,183)	(18,186)
Change in unrealized losses on available-for-sale securities, net of income taxes of $0 and $0, respectively	(17)	--
Change in fair value of cash flow hedges, net of income taxes of $(198) and $874, respectively	(5,829)	7,556

Comprehensive loss	(104,813)	(57,846)
Comprehensive loss attributable to the noncontrolling interest	--	258

Comprehensive loss attributable to Liz Claiborne, Inc.	$(104,813)	$(57,588)

Accumulated other comprehensive loss consisted of the following:

In thousands	April 2, 2011	January 1, 2011	April 3, 2010

Cumulative translation adjustment, net of income taxes of $(2,272), $(905) and $7,818, respectively	$(66,593)	$(63,971)	$(57,512)
Unrealized (losses) gains on cash flow hedging derivatives, net of income taxes of $689, $491 and $959, respectively	(8,446)	(2,617)	1,992
Unrealized gains on available-for-sale securities, net of income taxes of $0, $0 and $0, respectively	269	286	341

Accumulated other comprehensive loss, net of income taxes	$(74,770)	$(66,302)	$(55,179)

4.     INVENTORIES, NET
Inventories, net consisted of the following:

In thousands	April 2, 2011	January 1, 2011	April 3, 2010

Raw materials	$1,770	$2,365	$4,652
Work in process	--	69	41
Finished goods	302,024	287,005	308,340

Total inventories, net	$303,794	$289,439	$313,033

5.     PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

In thousands	April 2, 2011	January 1, 2011	April 3, 2010

Land and buildings	$67,207	$67,207	$70,814
Machinery and equipment	320,153	316,569	308,660
Furniture and fixtures	259,020	261,709	264,419
Leasehold improvements	481,616	488,663	521,310

	1,127,996	1,134,148	1,165,203
Less: Accumulated depreciation and amortization	763,986	758,619	747,307

Total property and equipment, net	$364,010	$375,529	$417,896

Depreciation and amortization expense on property and equipment for the three months ended April 2, 2011 and April 3, 2010 was $27.2 million and $27.5 million, respectively, which included depreciation for property and equipment under capital leases of $1.0 million and $1.3 million, respectively. Machinery and equipment under capital leases was $25.3 million, $30.4 million and $35.8 million as of April 2, 2011, January 1, 2011 and April 3, 2010, respectively.
6.     GOODWILL AND INTANGIBLES, NET
The following tables disclose the carrying value of all intangible assets:

	Weighted
	Average
	Amortization
In thousands	Period	April 2, 2011	January 1, 2011	April 3, 2010

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,479	$1,000
Customer relationships	13 years	12,374	12,319	12,294
Merchandising rights (a)	4 years	29,871	29,048	35,162
Other	4 years	2,322	2,322	2,322

Subtotal	7 years	46,046	45,168	50,778

Accumulated amortization:
Owned trademarks		(843)	(753)	(566)
Customer relationships		(4,726)	(4,453)	(3,698)
Merchandising rights		(22,837)	(21,744)	(25,101)
Other		(1,679)	(1,643)	(1,526)

Subtotal		(30,085)	(28,593)	(30,891)

Net:
Owned trademarks		636	726	434
Customer relationships		7,648	7,866	8,596
Merchandising rights		7,034	7,304	10,061
Other		643	679	796

Total amortized intangible assets, net		15,961	16,575	19,887

Unamortized intangible assets:
Owned trademarks		210,778	210,127	209,956

Total intangible assets		226,739	226,702	229,843

Goodwill		1,448	1,408	--

Total goodwill and intangibles, net		$228,187	$228,110	$229,843

(a)
The decrease in the balance from April 3, 2010 included a non-cash impairment charge of $2.6 million recorded in the second quarter of 2010 primarily within the Company’s Partnered Brands segment principally related to merchandising rights of its LIZ CLAIBORNE and licensed DKNY® JEANS brands.

Amortization expense of intangible assets was $1.4 million and $1.9 million for the three months ended April 2, 2011 and April 3, 2010, respectively.
The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2011	$5.0
2012	3.6
2013	2.4
2014	1.7
2015	1.0
In the fourth quarter of 2010, the Company recorded $1.4 million of additional purchase price and an increase to goodwill related to its contingent payment to the former owners of Mac & Jac.
7.     INCOME TAXES
During the first quarter of 2011 and 2010, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its ability to carry forward or carry back tax losses or credits.
The Company’s benefit for income taxes for the three months ended April 2, 2011 primarily represented tax benefits on losses in continuing operations in certain jurisdictions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The Company’s provision for income taxes for the three months ended April 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.
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
The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $3.1 million and $6.8 million within the next 12 months due to the expiration of the statute of limitations and various potential tax settlements. As of April 2, 2011, uncertain tax positions of $108.3 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8.     DEBT AND LINES OF CREDIT
Long-term debt consisted of the following:

In thousands	April 2, 2011	January 1, 2011	April 3, 2010

5.0% Euro Notes, due July 2013 (a)	$497,398	$467,498	$471,038
6.0% Convertible Senior Notes, due June 2014 (b)	75,470	74,542	71,960
Revolving credit facility	129,173	22,735	30,306
Capital lease obligations	12,006	13,037	17,613

Total debt	714,047	577,812	590,917
Less: Short-term borrowings (c)	133,453	26,951	34,733
Convertible Notes (d)	75,470	74,542	71,960

Long-term debt	$505,124	$476,319	$484,224

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.

(b)	The balance at April 2, 2011, January 1, 2011 and April 3, 2010 represented principal of $90.0 million and an unamortized debt discount of $14.5 million, $15.5 million and $18.0 million, respectively.

(c)	At April 2, 2011, the balance consisted primarily of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases.

(d)	The Convertible Notes were reflected as a current liability since they were convertible at April 2, 2011, January 1, 2011 and April 3, 2010, respectively.
Euro Notes
On July 6, 2006, the Company completed the issuance of the 350.0 million Euro Notes (or $446.9 million based on the exchange rate in effect on such date). The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Euro Notes are listed on the Luxembourg Stock Exchange and bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. A portion of the Euro Notes is designated as a hedge of the Company’s net investment in certain of the Company’s euro-denominated functional currency subsidiaries (see Note 15 – Derivative Instruments).
On April 8, 2011, the Company completed the Tender Offer to repurchase 128.5 million euro aggregate principal amount of the Euro Notes using proceeds from the issuance of the Senior Notes (see Note 18 – Subsequent Events).
Convertible Notes
On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.
The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion rate is subject to a conversion rate cap of 211.2064 shares per $1,000 principal amount. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of April 2, 2011, none of the Convertible Notes were converted although they were convertible at the option of the holder.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $2.3 million and $2.2 million for the three months ended April 2, 2011 and April 3, 2010, respectively.
Amended and Restated Revolving Credit Facility
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
In March 2011, the Company entered into an amendment to the Amended Agreement. Among other things, the amendment modified certain prepayment provisions in the Amended Agreement so that the proceeds from the offering of the Senior Notes would not be required to repay outstanding borrowings under the amended and restated revolving credit facility, but instead could be used to fund the Tender Offer and permitted the use of up to $35.0 million for general corporate purposes (see Note 18 – Subsequent Events).
The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of April 2, 2011, availability under the Company’s amended and restated revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)

Revolving credit facility (a)	$ 350,000	$ 296,724	$ 129,173	$ 28,633	$ 138,918	$ 93,918

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.
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
The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	April 2, 2011	January 1, 2011	April 3, 2010
Financial Assets:
Derivatives	$--	$--	$2,751
Financial Liabilities:
Derivatives	$(6,487)	$(3,463)	$(1,405)
The fair values of the Company’s Level 2 derivative instruments are primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments include volatilities, discount rates and estimated credit losses.
The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on such fair value hierarchy:

		Fair Value Measured and Recorded at			Total Losses
	Net Carrying	Reporting Date Using:			for the Three
	Value as of				Months Ended
In thousands	April 2, 2011	Level 1	Level 2	Level 3	April 2, 2011
Property and equipment	$299	$--	$--	$299	$3,066
As a result of the decision to exit certain MEXX and LUCKY BRAND retail locations, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges of $3.1 million, which were recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2010, based on the fair value hierarchy:

		Fair Value Measured and Recorded			Total Losses
	Net Carrying	at Reporting Date Using:			for the Three
	Value as of				Months Ended
In thousands	April 3, 2010	Level 1	Level 2	Level 3	April 3, 2010
Property and equipment	$790	$--	$--	$790	$1,623
As a result of the decision to cease use of certain corporate assets, close a distribution center and exit certain LUCKY BRAND operational retail formats in the first quarter of 2010, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges of $1.6 million, which were recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.
The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.
The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 2, 2011		January 1, 2011		April 3, 2010
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$432,958	$497,398	$397,177	$467,498	$388,239	$471,038
6.0% Convertible Senior Notes, due June 2014 (a)	154,890	75,470	197,306	74,542	201,453	71,960
Revolving credit facility (b)	129,173	129,173	22,735	22,735	30,306	30,306

(a)	Carrying values include unamortized debt discount.

(b)	Borrowings under the revolving credit facility bear interest based on market rate; accordingly, its fair value approximates its carrying value.
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
10.     COMMITMENTS AND CONTINGENCIES
Buying/Sourcing
During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney in the US and Puerto Rico and with QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases
In connection with the disposition of the LIZ CLAIBORNE Canada retail stores and LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico discussed above, an aggregate of 60 store leases were assigned to third parties, of which the Company remains secondarily liable for the remaining obligations on 47 such leases. As of April 2, 2011, the future aggregate payments under these leases amounted to $39.4 million and extended to various dates through 2020.
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
In March 2011, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. The Company has not entered into any other off-balance sheet arrangements.
11.     STREAMLINING INITIATIVES
2011 Actions
In the first quarter of 2011, the Company initiated actions to reduce staff at JUICY COUTURE and to close certain MEXX Europe retail locations. These actions resulted in charges related to severance and asset impairments.
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
2009 Actions
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

In connection with the license agreements with JCPenney in the US and Puerto Rico and with QVC (see Note 13 – Additional Financial Information), the Company consolidated office space and reduced staff in certain support functions. As a result, the Company incurred charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions were completed in the second quarter of 2010.
The Company also initiated actions to consolidate certain warehouse operations, with the closure of its leased Santa Fe Springs, California distribution facility in January 2010 and the closure of its Rhode Island distribution facility in May 2010.
For the three months ended April 2, 2011, the Company recorded pretax charges totaling $4.4 million related to these initiatives. The Company expects to pay approximately $21.0 million of accrued streamlining costs in the next 12 months. For the three months ended April 3, 2010, the Company recorded pretax charges of $13.6 million related to these initiatives, including $5.4 million of payroll and related costs, $4.5 million of contract termination costs, $1.9 million of asset write-downs and disposals and $1.8 million of other costs. Approximately $0.9 million and $1.9 million of these charges were non-cash during the three months ended April 2, 2011 and April 3, 2010, respectively.
For the three months ended April 2, 2011 and April 3, 2010, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Three Months Ended
	April 2, 2011	April 3, 2010
In thousands	(13 Weeks)	(13 Weeks)
Domestic-Based Direct Brands	$2,446	$4,844
International-Based Direct Brands	848	1,519
Partnered Brands	1,102	7,220

Total	$4,396	$13,583

A summary rollforward of the liability for streamlining initiatives is as follows:

		Contract
	Payroll and	Termination	Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total

Balance at January 1, 2011	$1,279	$29,578	$--	$4,538	$35,395
2011 provision	2,087	888	934	487	4,396
2011 asset write-downs	--	--	(934)	--	(934)
Translation difference	284	33	--	232	549
2011 spending	(1,924)	(5,856)	--	(559)	(8,339)

Balance at April 2, 2011	$1,726	$24,643	$--	$4,698	$31,067

12.     EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Three Months Ended
	April 2, 2011	April 3, 2010
In thousands	(13 Weeks)	(13 Weeks)
Loss from continuing operations	$(83,514)	$(55,949)
Net loss attributable to the noncontrolling interest	--	(258)

Loss from continuing operations attributable to Liz Claiborne, Inc.	(83,514)	(55,691)
Loss from discontinued operations, net of income taxes	(12,831)	(16,089)

Net loss attributable to Liz Claiborne, Inc.	$(96,345)	$(71,780)

Basic weighted average shares outstanding	94,399	94,170
Stock options and nonvested shares(a)(b)	--	--
Convertible Notes(c)	--	--

Diluted weighted average shares outstanding(a)(b)(c)	94,399	94,170

Loss per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(0.88)	$(0.59)

Loss from discontinued operations attributable to Liz Claiborne, Inc.	$(0.14)	$(0.17)

Net loss attributable to Liz Claiborne, Inc.	$(1.02)	$(0.76)

(a)
Because the Company incurred a loss from continuing operations for the three months ended April 2, 2011 and April 3, 2010, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the three months ended April 2, 2011 and April 3, 2010, approximately 7.5 million and 6.0 million outstanding stock options, respectively and approximately 0.9 million and 0.9 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 1.0 million and 0.2 million nonvested shares for the three months ended April 2, 2011 and April 3, 2010, respectively, for which the performance criteria have not yet been achieved.

(c)
Because the Company incurred a loss from continuing operations for the three months ended April 2, 2011 and April 3, 2010, approximately 8.4 million and 10.8 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

13.     ADDITIONAL FINANCIAL INFORMATION
Condensed Consolidated Statements of Cash Flows Supplementary Disclosures
During the three months ended April 2, 2011 and April 3, 2010, the Company received net income tax refunds of $1.0 million and $164.1 million, respectively and made interest payments of $2.6 million and $1.8 million, respectively. As of April 2, 2011, January 1, 2011 and April 3, 2010, the Company accrued capital expenditures totaling $4.5 million, $7.6 million and $6.0 million, respectively.
Depreciation and amortization expense for the three months ended April 2, 2011 and April 3, 2010 includes $3.0 million and $5.1 million, respectively, related to amortization of deferred financing costs.
During the three months ended April 3, 2010, the Company made business acquisition payments of $5.0 million related to the LUCKY BRAND acquisition.
Related Party Transactions
On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the KATE SPADE brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of April 2, 2011, January 1, 2011 and April 3, 2010, the Company recorded $13.7 million, $13.6 million and $11.4 million, respectively, related to its investment in the equity investee, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ.

The Company’s equity in earnings of KSJ was $0.3 million in the first quarter of 2011 and was insignificant in the first quarter of 2010.
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

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, outlet, concession and e-commerce operations of the Company’s AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

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

Dollars in thousands	Net Sales	% to Total	Operating Loss	% of Sales
Three Months Ended April 2, 2011 (13 weeks)
Domestic-Based Direct Brands	$258,022	50.3%	$(18,866)	(7.3)%
International-Based Direct Brands	165,120	32.2%	(29,848)	(18.1)%
Partnered Brands	90,100	17.5%	(1,482)	(1.6)%

Totals	$513,242	100.0%	$(50,196)	(9.8)%

Three Months Ended April 3, 2010 (13 weeks)
Domestic-Based Direct Brands	$242,861	41.6%	$(9,973)	(4.1)%
International-Based Direct Brands	181,162	31.0%	(29,463)	(16.3)%
Partnered Brands	160,137	27.4%	(19,270)	(12.0)%

Totals	$584,160	100.0%	$(58,706)	(10.0)%

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total	Operating Loss	% of Sales
Three Months Ended April 2, 2011 (13 weeks)
Domestic	$323,280	63.0%	$(26,368)	(8.2)%
International	189,962	37.0%	(23,828)	(12.5)%

Totals	$513,242	100.0%	$(50,196)	(9.8)%

Three Months Ended April 3, 2010 (13 weeks)
Domestic	$380,309	65.1%	$(28,372)	(7.5)%
International	203,851	34.9%	(30,334)	(14.9)%

Totals	$584,160	100.0%	$(58,706)	(10.0)%

There were no significant changes in segment assets during the three months ended April 2, 2011.
15.     DERIVATIVE INSTRUMENTS
The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of April 2, 2011, the Company had forward contracts maturing through February 2012 to sell 47.6 million Canadian dollars for $47.3 million and to sell 38.8 million euro for $50.5 million. The Company also had foreign currency swap contracts maturing in April 2011 to sell 4.6 million euro for $6.5 million.
The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 2, 2011	Other current assets	$--	$--	Accrued expenses	$97,788	$6,417
January 1, 2011	Other current assets	1,500	--	Accrued expenses	120,504	3,463
April 3, 2010	Other current assets	68,076	2,751	Accrued expenses	14,089	808

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
April 2, 2011	Other current assets	$--	$--	Accrued expenses	$6,500	$70
January 1, 2011	Other current assets	--	--	Accrued expenses	--	--
April 3, 2010	Other current assets	--	--	Accrued expenses	6,882	597

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

Location of Gain or
	Amount of	(Loss) Reclassified	Amount of Gain or	Amount of Loss
	(Loss) or Gain	from Accumulated	(Loss) Reclassified	Recognized in
	Recognized in	OCI into Operations	from Accumulated	Operations on
	Accumulated OCI on	(Effective and	OCI into Operations	Derivative
	Derivative	Ineffective	(Effective	(Ineffective
In thousands	(Effective Portion)	Portion)	Portion)	Portion)
Three months ended April 2, 2011	$(5,613)	Cost of goods sold	$414	$(74)
Three months ended April 3, 2010	3,788	Cost of goods sold	(4,642)	(359)
As of April 2, 2011, approximately $9.0 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.
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
The related translation (losses) gains recorded within Other comprehensive loss were $(10.2) million and $12.4 million for the three months ended April 2, 2011 and April 3, 2010, respectively. During the first quarter of 2011 and 2010, the Company’s results reflected the dedesignation of an aggregate 230.0 million euro and 209.0 million euro, respectively, of the euro-denominated bonds as a hedge of its net investment in certain euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation (losses) gains of $(19.6) million and $18.4 million are reflected within Other (expense) income, net on the accompanying Condensed Consolidated Statements of Operations for the three months ended April 2, 2011 and April 3, 2010, respectively.
16.     SHARE-BASED COMPENSATION
The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.
The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of April 2, 2011, the Company has not changed the terms of any outstanding awards.
Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.
Compensation expense related to the Company’s share-based payment awards totaled $1.8 million and $1.8 million for the three months ended April 2, 2011 and April 3, 2010, respectively.
Stock Options
The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Three Months Ended
Valuation Assumptions:	April 2, 2011	April 3, 2010
Weighted-average fair value of options granted	$2.50	$3.57
Expected volatility	56.9% to 58.8%	56.9% to 58.8%
Weighted-average volatility	58.4%	58.4%
Expected term (in years)	5.0	5.0
Dividend yield	--	--
Risk-free rate	0.3% to 5.3%	0.3% to 5.3%
Expected annual forfeiture	12.6%	12.6%
Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2011 and 2010. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.
A summary of award activity under stock option plans as of April 2, 2011 and changes therein during the three month period then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding at January 1, 2011	6,897,146	$14.39	4.9	$9,653
Granted	902,500	4.97
Exercised	(2,250)	4.10		8
Cancelled/expired	(295,575)	27.42

Outstanding at April 2, 2011	7,501,821	$12.74	5.0	$4,719

Vested or expected to vest at April 2, 2011	6,461,809	$13.90	4.9	$4,145

Exercisable at April 2, 2011	2,619,821	$27.42	3.4	$56

As of April 2, 2011, there were approximately 4.9 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $2.50.
As of April 2, 2011, there was $9.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the three month periods ended April 2, 2011 and April 3, 2010 were $2.9 million and $1.1 million, respectively.
Restricted Stock
A summary of award activity under restricted stock plans as of April 2, 2011 and changes therein during the three month period then ended are as follows:

		Weighted Average Grant
	Shares	Date Fair Value
Nonvested stock at January 1, 2011 (a)	1,691,591	$9.24
Granted (b)	498,600	5.10
Vested	(87,128)	12.51
Cancelled (a)	(193,279)	15.38

Nonvested stock at April 2, 2011 (b)	1,909,784	$7.39

Expected to vest as of April 2, 2011	1,090,353	$8.31

(a)
Includes performance shares granted in the second and third quarters of 2008. These shares were granted to a group of key executives and were subject to certain service and performance conditions, a portion of which were measured as of fiscal 2008 year-end and the remainder were measured at fiscal 2010 year-end. The shares which were contingently issuable based on 2008 and 2010 performance were deemed not earned and cancelled.

(b)	Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.
As of April 2, 2011, there was $4.7 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three month periods ended April 2, 2011 and April 3, 2010 was $1.1 million and $7.1 million, respectively.
17.     LEGAL PROCEEDINGS
A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the “Footwear License Agreement”). The Company sent the plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserts claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud, and brand dilution. Plaintiffs seek both declaratory and injunctive relief, as well as damages of not less than $125.0 million. On February 17, 2011, the Company moved to dismiss the amended complaint in its entirety. That motion is pending. The Company believes the allegations in the amended complaint are without merit.
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
18.     SUBSEQUENT EVENTS
On April 7, 2011, the Company completed its offering of $220.0 million aggregate principal amount of Senior Notes. The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. The Company used the net proceeds of $214.0 million from the issuance of the Senior Notes primarily to fund the Tender Offer. The remaining proceeds may be used for general corporate purposes. The Senior Notes are guaranteed on a senior secured basis by certain of the Company’s current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company’s trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Company’s amended and restated revolving credit facility.
The indenture governing the Senior Notes contains provisions that may require the Company to offer to repurchase the Senior Notes at 101% of their aggregate principal amount upon certain defined “Change of Control” events. In addition, the indenture may require that the proceeds from sales of the Company’s assets (subject to various exceptions and the ability of the Company to apply the proceeds to repay indebtedness or reinvest in its business) be used to offer to repurchase the Senior Notes at 100% of their aggregate principal amount. The indenture also contains standard high-yield debt covenants, which limit the Company’s ability to incur additional indebtedness, incur additional liens, make asset sales, make dividend payments and investments, make payments and other transfers between itself and its subsidiaries, enter into affiliate transactions and merge or consolidate with other entities.
Pursuant to a registration rights agreement executed as part of the offering, the Company agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Senior Notes.
On April 8, 2011, the Company repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. The Company recognized a gain on early extinguishment of debt in the second quarter of 2011.

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

•
Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, outlet, concession and e-commerce operations of our AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

Apparel and accessories of our AXCESS brand are presently sold principally in Kohl’s Corporation (“Kohl’s”) department stores, but will not be distributed by Kohl’s after the Fall 2011 season.
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

Competitive Profile
We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage spending. We will also continue our streamlining efforts to drive cost out of our operations through initiatives that are aimed at driving efficiencies as well as improvements in working capital and operating cash flows. We remain cautious about the near-term retail environment.
In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and executing the turnarounds at MEXX Europe and LUCKY BRAND, reinvigorating the JUICY COUTURE domestic business while expanding its international operations, and continuing to drive profitable growth at KATE SPADE and with our licensed LIZ CLAIBORNE brand at J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”).
Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2010 Annual Report on Form 10-K.
Recent Developments
On April 7, 2011, we completed an offering of $220.0 million 10.5% Senior Secured Notes (the “Senior Notes”). The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $214.0 million from the issuance of the Senior Notes primarily to fund a cash tender offer (the “Tender Offer”) to repurchase 128.5 million euro aggregate principal amount of our 350.0 million euro 5.0% Notes due July 2013 (the “Euro Notes”). The remaining proceeds may be used for general corporate purposes.
On April 8, 2011, we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. For further information concerning our debt and credit facilities, see Notes 8 and 18 of Notes to Condensed Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.
Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. With the closure of four distribution centers in 2010, we have closed ten distribution centers since 2007. We will also continue to closely manage spending, with 2011 capital expenditures of expected to be $75.0 – $80.0 million, compared to $80.9 million in 2010.
For a discussion of certain risks related to our liquidity, see “Item 1A – Risk Factors” and “Financial Position, Liquidity and Capital Resources,” below.
Discontinued Operations
In October 2010, we initiated actions to exit our 82 LIZ CLAIBORNE concessions in Europe. These actions included staff reductions and consolidation of office space. During the first quarter of 2011, we completed the closure of all such concessions, which included the exit and transfer of title to property and equipment of certain locations in exchange for a nominal fee.

During the third quarter of 2010, we announced a plan to exit 87 LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico. We completed the closure of these stores in January 2011.
In January 2010, we entered into an agreement with Laura’s Shoppe (Canada) Ltd. and Laura’s Shoppe (P.V.) Inc. (collectively, “Laura Canada”), which included the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.
The activities of our former LIZ CLAIBORNE Canada stores, our closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico and our LIZ CLAIBORNE concessions in Europe have been segregated and reported as discontinued operations for all periods presented.
Overall Results for the Three Months Ended April 2, 2011
Net Sales
Net sales for the first three months of 2011 were $513.2 million, a decrease of $71.0 million, or 12.2%, compared to net sales for the first three months of 2010. A total of $58.4 million, or 10.0%, of the overall decline in net sales was related to brands that have been licensed or exited, substantially all of which was associated with a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, Inc. (“QVC”).
The remaining decrease in net sales of $12.6 million, or 2.2%, reflected (i) sales declines in our International-Based Direct Brands segment primarily due to decreased retail volume in MEXX Europe and (ii) sales declines in the other operations of our Partnered Brands segment. These declines were partially offset by an increase in sales in our Domestic-Based Direct Brands segment. The effect of fluctuations in foreign currency exchange rates increased net sales by $1.6 million.
Gross Profit and Loss from Continuing Operations
Gross profit in the first three months of 2011 was $268.8 million, a decrease of $2.0 million compared to the first three months of 2010, primarily due to reduced sales in our Partnered Brands and International-Based Direct Brands segments, partially offset by an increase in sales in our Domestic-Based Direct Brands segment. Gross profit as a percentage of net sales increased to 52.4% in the first three months of 2011 from 46.4% in the first three months of 2010, reflecting an improved gross profit rate in our Partnered Brands segment due to the transition to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC. The gross profit rate also reflected improvements in our International-Based Direct Brands and Domestic-Based Direct Brands segments and an increased proportion of sales from the retail operations of our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. We recorded a loss from continuing operations of $83.5 million in the first three months of 2011, as compared to a loss from continuing operations of $55.9 million in the first three months of 2010. The increased loss from continuing operations primarily reflected a change in Other (expense) income, which included foreign currency translation (losses) gains of $(19.6) million and $18.4 million in the first quarter of 2011 and 2010, respectively, related to our Euro Notes (see “Financial Position, Liquidity and Capital Resources – Hedging Activities”) and, to a lesser extent, the decrease in gross profit, partially offset by a reduction in Selling, general & administrative expenses (“SG&A”).
Balance Sheet
We ended the first three months of 2011 with a net debt position of $697.6 million as compared to $577.3 million at the end of the first three months of 2010. The debt balance as of April 3, 2010 reflected the repayment of borrowings under the amended and restated revolving credit facility with $164.1 million net of income tax refunds received during the first quarter of 2010. The $120.3 million increase in our net debt is primarily a result of the use of increased borrowings under our amended and restated revolving credit facility to fund $88.0 million of capital and in-store shop expenditures over the last 12 months. We generated $44.8 million in cash from continuing operations over the past 12 months, which includes a $24.3 million payment to Li & Fung Limited (“Li & Fung”) related to a buying/sourcing arrangement. The effect of changes in foreign currency translation on our Euro Notes increased our debt balance by $26.0 million at April 2, 2011 compared to April 3, 2010.

International Operations
In the first three months of 2011, international sales represented 37.0% of our overall sales, as compared to 34.9% in the first three months of 2010. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased net sales in the first three months of 2011 by $1.6 million. The period-over-period fluctuations of the euro and Canadian dollar against the US dollar have positively impacted sales in our Canadian and European businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.
RESULTS OF OPERATIONS
As discussed above, we present our results based on three reportable segments and on a geographic basis.
THREE MONTHS ENDED APRIL 2, 2011 COMPARED TO THREE MONTHS ENDED APRIL 3, 2010
The following table sets forth our operating results for the three months ended April 2, 2011 (comprised of 13 weeks) compared to the three months ended April 3, 2010 (comprised of 13 weeks):

	Three Months Ended		Variance
	April 2, 2011	April 3, 2010
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$513.2	$584.2	$(71.0)	(12.2)%

Gross Profit	268.8	270.8	(2.0)	(0.7)%

Selling, general & administrative expenses	319.0	329.5	10.5	3.2%

Operating Loss	(50.2)	(58.7)	8.5	14.5%

Other (expense) income, net	(22.0)	19.8	(41.8)	*

Interest expense, net	(12.6)	(15.5)	2.9	18.7%

(Benefit) provision for income taxes	(1.3)	1.5	2.8	*

Loss from Continuing Operations	(83.5)	(55.9)	(27.6)	(49.4)%

Discontinued operations, net of income taxes	(12.8)	(16.1)	3.3	20.5%

Net Loss	(96.3)	(72.0)	(24.3)	(33.8)%

Net loss attributable to the noncontrolling interest	—	(0.2)	(0.2)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(96.3)	$(71.8)	$(24.5)	(34.1)%

* Not meaningful.
Net Sales
Net sales for the first quarter of 2011 were $513.2 million, a decrease of $71.0 million, or 12.2%, when compared to the first quarter of 2010. This reduction primarily reflected sales declines in our Partnered Brands and International-Based Direct Brands segments, partially offset by an increase in sales in our Domestic-Based Direct Brands segment. The decrease in our Partnered Brands segment included a $58.4 million, or 10.0%, decrease in sales of brands that have been licensed or exited, substantially all of which was associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and

Puerto Rico and with QVC. The decrease in net sales also reflected the continuing challenges of turning around certain underperforming businesses and the economic conditions in the markets in which we operate. The impact of foreign currency exchange rates in our international businesses increased net sales by $1.6 million in the first quarter of 2011.
Net sales results for our segments are provided below:
•	Domestic-Based Direct Brands net sales were $258.0 million, an increase of $15.2 million, or 6.2%, reflecting the following:
–
Net sales for JUICY COUTURE were $115.3 million, a 1.2% decrease compared to 2010, which primarily reflected decreases in our wholesale apparel and specialty retail operations, partially offset by an increase in our outlet and e-commerce operations.

We ended the quarter with 76 specialty retail stores, 51 outlet stores and 5 concessions, reflecting the net addition over the last 12 months of 10 specialty retail stores, 20 outlet stores and 5 concessions. Key operating metrics for our JUICY COUTURE retail operations included the following:

—	Average retail square footage in the first three months of 2011 was approximately 414 thousand square feet, a 27.3% increase compared to 2010;

—	Sales productivity was $137 per average square foot as compared to $173 for the first three months of 2010; and

—	Comparable direct-to-consumer net sales, inclusive of e-commerce and concessions, decreased 11.8% in the first three months of 2011. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for the first three months of 2010 were based on the retail sales data provided by the third party operator.
–
Net sales for LUCKY BRAND were $83.5 million, an 8.9% decrease compared to 2010, reflecting decreases in our wholesale apparel, outlet and wholesale non-apparel operations, partially offset by an increase in our e-commerce operations.

We ended the quarter with 185 specialty retail stores and 39 outlet stores, reflecting the net closure over the last 12 months of 7 specialty retail stores and 7 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—	Average retail square footage in the first three months of 2011 was approximately 569 thousand square feet, a 4.6% decrease compared to 2010;

—	Sales productivity was $85 per average square foot as compared to $86 for the first three months of 2010; and

—	Comparable direct-to-consumer net sales increased by 4.0% in the first three months of 2011.
–	Net sales for KATE SPADE were $59.2 million, a 71.7% increase compared to 2010, driven by increases in e-commerce, specialty retail, wholesale non-apparel, outlet and wholesale apparel operations.

We ended the quarter with 43 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 5 specialty retail stores. Key operating metrics for our KATE SPADE retail operations included the following:

—	Average retail square footage in the first three months of 2011 was approximately 143 thousand square feet, a 3.4% increase compared to 2010;

—	Sales productivity was $177 per average square foot as compared to $115 for the first three months of 2010; and

—	Comparable direct-to-consumer net sales increased by 74.6% in the first three months of 2011.

•
International-Based Direct Brands net sales were $165.1 million, a decrease of $16.0 million, or 8.9%, compared to 2010, primarily due to a decrease in our MEXX Europe retail operations due to reduced traffic and, to a lesser extent, a decrease in MEXX Europe wholesale operations. These declines were partially offset by an increase in our MEXX Canada retail operations.

We ended the quarter with 173 specialty retail stores, 89 outlet stores and 129 concessions, reflecting the net addition over the last 12 months of 14 specialty retail stores and the net closure of 57 concessions and 4 outlet stores. Key operating metrics for our MEXX retail operations included the following:

-	Average retail square footage in the first three months of 2011 was approximately 1.473 million square feet, a 4.4% decrease compared to 2010;

-	Sales productivity was $56 per average square foot as compared to $60 for the first three months of 2010; and

-	Comparable direct-to-consumer net sales decreased by 4.9% in the first three months of 2011.
•	Partnered Brands net sales were $90.1 million, a decrease of $70.0 million or 43.7%, compared to 2010, reflecting the following:
-
A $58.4 million, or 36.5%, decrease related to brands that have been licensed or exited, substantially all of which was related to a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; and

-	A net $11.6 million, or 7.2%, decrease related to reduced sales of our other Partnered Brands, primarily related to our licensed DKNY® JEANS brand and our AXCESS brand.
Comparable direct-to-consumer net sales are calculated as follows:
•	New stores become comparable after 14 full fiscal months of operations (on the first day of the 15th full fiscal month);

•	Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

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
Viewed on a geographic basis, Domestic net sales decreased by $57.0 million, or 15.0%, to $323.3 million, principally reflecting the declines within our domestic Partnered Brands segment, LUCKY BRAND wholesale and retail operations and JUICY COUTURE wholesale operations, partially offset by increases in our KATE SPADE retail and wholesale operations and our JUICY COUTURE retail operations. International net sales decreased by $13.9 million, or 6.8%, to $189.9 million primarily due to sales declines in our MEXX Europe retail operations, partially offset by an increase in sales of our Domestic-Based Direct Brands due to international expansion and an increase in sales of our MEXX Canada operations. The impact of fluctuations in foreign currency exchange rates increased international sales by $1.6 million.
Gross Profit
Gross profit in the first quarter of 2011 was $268.8 million (52.4% of net sales), compared to $270.8 million (46.4% of net sales) in the first quarter of 2010. The decrease in gross profit is primarily due to reduced sales in our Partnered Brands and International-Based Direct Brands segments, partially offset by an increase in our Domestic-Based Direct Brands segment. Fluctuations in foreign currency exchange rates in our international businesses increased our overall gross profit by $0.9 million. However, our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. In addition, the gross profit rate improved in our Partnered Brands segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model and the gross profit rate improved to a lesser extent in our International-Based Direct Brands and Domestic-Based Direct Brands segments.

Selling, General & Administrative Expenses
SG&A decreased $10.5 million, or 3.2%, to $319.0 million in the first quarter of 2011. The decrease in SG&A reflected the following:
•	A $21.2 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC;

•	A $9.3 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities;

•	A $2.9 million decrease in our International-Based Direct Brands segment, including a decrease in concession fees and an increase in advertising expenses;

•	A $21.6 million increase in our Domestic-Based Direct Brands segment, primarily due to increased retail expansion and an increase in advertising expenses; and

•	A $1.3 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations.
SG&A as a percentage of net sales was 62.1%, compared to 56.4% in the first quarter of 2010, primarily reflecting decreased net sales in our Partnered Brands and International-Based Direct Brands segments, which exceeded the proportionate reduction in SG&A. SG&A as a percentage of net sales was also impacted by the aforementioned increase in SG&A in our Domestic-Based Direct Brands segment.
Operating Loss
Operating loss for the first quarter of 2011 was $50.2 million (9.8% of net sales) compared to an operating loss of $58.7 million (10.0% of net sales) in 2010. The impact of fluctuations in foreign currency exchange rates in our international operations increased the operating loss in 2011 by $0.4 million. Operating loss by segment is provided below:
•
Domestic-Based Direct Brands operating loss was $18.9 million ((7.3)% of net sales), compared to an operating loss of $10.0 million ((4.1)% of net sales) in 2010. The period-over-period change in operating loss reflected (i) an increase in SG&A related to retail expansion, including an increase of $7.3 million related to advertising and professional fees; and (ii) an increase in payroll related expenses of $3.2 million, partially offset by increased gross profit and a decrease in expenses associated with our streamlining initiatives and brand-exiting activities.

•
International-Based Direct Brands operating loss was $29.8 million ((18.1)% of net sales), compared to an operating loss of $29.4 million ((16.3)% of net sales) in 2010. The period-over-period change in operating loss reflected (i) decreased gross profit; (ii) an increase in advertising expenses; (iii) a $0.4 million increase in the operating loss resulting from fluctuations in foreign currency exchange rates; and (iv) a reduction in concession fees.

•
Partnered Brands operating loss in the first quarter was $1.5 million ((1.6)% of net sales), compared to an operating loss of $19.3 million ((12.0)% of net sales) in 2010. The decreased operating loss reflected reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, partially offset by reduced gross profit.

On a geographic basis, Domestic operating loss decreased by $2.0 million to an operating loss of $26.4 million for the first quarter of 2011, compared to $28.4 million in the first quarter of 2010, which reflected reduced losses in our Partnered Brands segment, partially offset by increased losses in our Domestic-Based Direct Brands segment. The International operating loss decreased by $6.5 million to an operating loss of $23.8 million in the first quarter of 2011, compared to an operating loss of $30.3 million in the first quarter of 2010. This change reflected decreased losses in our Partnered Brands operations in Europe and Canada, partially offset by increased losses in our International-Based Direct Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations increased the operating loss by $0.4 million.
Other (Expense) Income, Net
Other (expense) income, net amounted to $(22.0) million and $19.8 million in the three months ended April 2, 2011 and April 3, 2010, respectively. Other (expense) income, net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation (losses) gains of $(19.6) million and $18.4 million on our euro-denominated notes within earnings in the first three months of 2011 and 2010, respectively; (ii) foreign currency transaction gains and losses; and (iii) equity in earnings of our investment in Kate Spade Japan Co., Ltd. (“KSJ”).

Interest Expense, Net
Interest expense, net decreased to $12.6 million for the three months ended April 2, 2011, as compared to $15.5 million for the three months ended April 3, 2010, primarily reflecting a $2.8 million reduction in amortization of deferred financing costs.
(Benefit) Provision for Income Taxes
During the three months ended April 2, 2011, we recorded a benefit for income taxes of $1.3 million, compared to a provision for income taxes of $1.5 million during the three months ended April 3, 2010. The income tax benefit for the three months ended April 2, 2011 primarily represented tax benefits on losses in continuing operations in certain jurisdictions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax provision for the three months ended April 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.
Loss from Continuing Operations
Loss from continuing operations in the first quarter of 2011 increased to $83.5 million, or (16.3)% of net sales, from $55.9 million in the first quarter of 2010, or (9.6)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. was $(0.88) in 2011 and $(0.59) in 2010.
Discontinued Operations, Net of Income Taxes
Loss from discontinued operations in the first quarter of 2011 was $12.8 million, reflecting a loss on disposal of discontinued operations of $9.1 million and a $3.7 million loss from discontinued operations. Loss from discontinued operations in the first quarter of 2010 was $16.1 million, reflecting a $6.8 million loss on disposal of discontinued operations and a $9.3 million loss from discontinued operations. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.14) in 2011 and $(0.17) in 2010.
Net Loss Attributable to Liz Claiborne Inc.
Net loss attributable to Liz Claiborne, Inc. in the first quarter of 2011 increased to $96.3 million from $71.8 million in the first quarter of 2010. EPS was $(1.02) in 2011 and $(0.76) in 2010.
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
Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations and cash and cash equivalents, as well as borrowings through our lines of credit.
On April 7, 2011, we completed our offering of the Senior Notes. The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $214.0 million from the issuance of the Senior Notes primarily to fund the Tender Offer to repurchase 128.5 million euro aggregate principal amount of our Euro Notes. The remaining proceeds may be used for general corporate purposes.
On April 8, 2011, in the Tender Offer, we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. We recognized a gain on early extinguishment of debt in the second quarter of 2011.
As a result of the completion of the Tender Offer and the issuance of the Senior Notes, we have significantly reduced the amount of indebtednesss that will come due prior to the end of 2013. Nevertheless, because the interest rate on the Senior Notes is 10.5%, compared to an interest rate of 5.0% on the Euro Notes that have been refinanced, our cash interest expense is expected to increase as a result of those transactions.

In March 2011, we entered into an amendment to our amended and restated revolving credit facility (as amended, the “Amended Agreement”). Among other things, the amendment modified certain prepayment provisions in the Amended Agreement so that the proceeds from the offering of the Senior Notes would not be required to repay outstanding borrowings under the amended and restated revolving credit facility, but instead could be used to fund the Tender Offer and permitted the use of up to $35.0 million for general corporate purposes.
Under the Amended Agreement, availability shall be the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. The Amended Agreement will expire in August 2014, provided that in the event that our remaining Euro Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our $90.0 million 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. We are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.
The Convertible Notes enhance flexibility by allowing us to utilize shares to repay a portion of the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the first quarter of 2011 and are convertible during the second quarter of 2011. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 par value of each of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock, subject to an overall limit on the number of shares of stock that may be issued.
As discussed above, under our Amended Agreement, we are subject to minimum borrowing availability levels. Based on our forecast of borrowing availability under the Amended Agreement, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months.
There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs. Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes, Euro Notes and Senior Notes.
The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and to comply with other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney in the US and Puerto Rico and with QVC with respect to the LIZ CLAIBORNE family of brands; (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.

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
Cash and Debt Balances. We ended the first three months of 2011 with $16.4 million in cash and marketable securities, compared to $13.6 million at the end of the first three months of 2010 and with $714.0 million of debt outstanding at the end of the first three months of 2011, compared to $590.9 million at the end of the first three months of 2010. The debt balance as of April 3, 2010 reflected the repayment of borrowings under the amended and restated revolving credit facility with $164.1 million of net income tax refunds received during the first quarter of 2010. The $120.3 million increase in our net debt position (total debt less cash and marketable securities) over the last twelve months is primarily attributable to the use of increased borrowings under our amended and restated revolving credit facility to fund $88.0 million of capital and in-store shop expenditures. We generated $44.8 million in cash flows from continuing operations for the last 12 months, which includes the receipt of $8.4 million of net income tax refunds and a $24.3 million payment to Li & Fung related to a buying/sourcing arrangement. The effect of foreign currency translation on our Euro Notes increased our debt balance by $26.0 million, compared to April 3, 2010.
Accounts Receivable decreased $49.1 million, or 19.4%, at April 2, 2011 compared to April 3, 2010, primarily due to decreased wholesale sales, primarily in our Partnered Brands segment, partially offset by the impact of fluctuations in foreign currency exchange rates, which increased accounts receivable by $3.9 million. Accounts receivable decreased $4.4 million, or 2.1% at April 2, 2011 compared to January 1, 2011.
Inventories decreased $9.2 million, or 3.0% at April 2, 2011 compared to April 3, 2010, primarily due to: (i) the period-over-period impact of decreased sales in our Partnered Brands and International-Based Direct Brands segments; and (ii) the impact of brands that have been licensed, or exited. These decreases in inventories were partially offset by: (i) an increase in Domestic-Based Direct Brands inventory to support growth initiatives, including retail store expansion; and (ii) the impact of fluctuations in foreign currency exchange rates, which increased inventories by $5.2 million. Compared to January 1, 2011, inventory increased $14.4 million, or 5.0%, primarily due to an increase of inventory in our International-Based Direct Brands segment due to timing of wholesale shipments for our MEXX Canada and MEXX Europe operations.
Borrowings under our amended and restated revolving credit facility peaked at $166.4 million during the first three months of 2011, compared to a peak of $150.4 million during the first three months of 2010. Our borrowings under this facility totaled $129.2 million at April 2, 2011, compared to $30.3 million at April 3, 2010.
Net cash (used in) provided by operating activities of our continuing operations was $(78.1) million in the first three months of 2011, which includes $1.0 million of income tax refunds, compared to $52.6 million in the first three months of 2010, which includes $164.1 million of income tax refunds. This $32.4 million period-over-period change, net of income tax refunds was primarily due to a $19.4 million increase in working capital items and reduced losses in 2011 compared to 2010 (excluding foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $12.7 million and $5.4 million of cash in the three months ended April 2, 2011 and April 3, 2010, respectively.
Net cash used in investing activities of our continuing operations was $17.2 million in the first three months of 2011, compared to $19.1 million in the first three months of 2010. Net cash used in investing activities in the three months ended April 2, 2011 primarily reflected the use of $17.1 million for capital and in-store shop expenditures. Net cash used in investing activities in the three months ended April 3, 2010 primarily reflected (i) the use of $10.0 million for capital and in-store shop expenditures; (ii) the use of $5.0 million for acquisition related payments for our previous acquisition of LUCKY BRAND; and (iii) the use of $4.0 million for investments in and advances to KSJ.

Net cash provided by (used in) financing activities was $104.0 million in the first three months of 2011, compared to $(37.7) million in the first three months of 2010. The $141.7 million period-over-period increase primarily reflected a $140.6 million increase in net cash provided by borrowing activities, primarily due to increased cash requirements for current year operating activities and a decrease of $1.1 million in cash paid for deferred financing fees.
Commitments and Capital Expenditures
During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney in the US and Puerto Rico and with QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.
In connection with the disposition of the LIZ CLAIBORNE Canada retail stores and LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico discussed above, an aggregate of 60 store leases were assigned to third parties, of which we remain secondarily liable for the remaining obligations on 47 such leases. As of April 2, 2011, the future aggregate payments under these leases amounted to $39.4 million and extended to various dates through 2020.
We will continue to closely manage spending, with 2011 capital expenditures expected to be $75.0 — $80.0 million, compared to $80.9 million in 2010. These expenditures primarily relate to our plan to open 30-35 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility.
Debt consisted of the following:

In thousands	April 2, 2011	January 1, 2011	April 3, 2010

5.0% Euro Notes (a)	$497,398	$467,498	$471,038
6.0% Convertible Senior Notes(b)	75,470	74,542	71,960
Revolving credit facility	129,173	22,735	30,306
Capital lease obligations	12,006	13,037	17,613

Total debt	$714,047	$577,812	$590,917

(a)	The change in the balance of these euro-denominated notes reflected the impact of changes in foreign currency exchange rates.
(b)	The balance at April 2, 2011, January 1, 2011 and April 3, 2010 represented principal of $90.0 million and an unamortized debt discount of $14.5 million, $15.5 million and $18.0 million, respectively.
For information regarding our debt and credit instruments, refer to Notes 8 and 18 of Notes to Condensed Consolidated Financial Statements.
Availability under the amended and restated revolving credit facility shall be the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million.

As of April 2, 2011, availability under the Company’s amended and restated revolving credit facility was as follows:

	Total	Borrowing	Outstanding	Letters of Credit	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Issued	Capacity	Capacity (b)

Revolving credit facility (a)	$ 350,000	$ 296,724	$ 129,173	$ 28,633	$ 138,918	$ 93,918

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.
As discussed above, we completed the offering of the Senior Notes and the repurchase of 128.5 million euro aggregate principal amount of Euro Notes during the second quarter of 2011. As of April 2, 2011, after giving effect to the issuance of the Senior Notes and the repurchase of the Euro Notes, our long-term debt on a pro forma basis is as follows:

In thousands	As Reported	Pro Forma (a)

5.0% Euro Notes	$497,398	$314,782
6.0% Convertible Senior Notes	75,470	75,470
10.5% Senior Secured Notes	—	220,094
Revolving credit facility	129,173	129,173
Capital lease obligations	12,006	12,006

Total debt	$714,047	$751,525

(a)
Reflects (i) the repurchase of 128.5 million Euro Notes at an April 2, 2011 exchange rate of 1.4232 US Dollars per euro, less unamortized discount; and (ii) the issuance of the Senior Notes, including a premium of 0.625% at issuance with respect to $15.0 million of the Senior Notes, with the remainder issued at par. This information is for illustrative purposes only and does not purport to represent what our long-term debt balances would have been had these transactions occured as of April 2, 2011.

The Senior Notes are guaranteed on a senior secured basis by certain of our current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of our trademarks and by a second-priority interest in the assets of ours and of the guarantors that secure our amended and restated revolving credit facility (as amended, the “Amended Agreement”).
The indenture governing the Senior Notes contains provisions that may require us to offer to repurchase the Senior Notes at 101% of their aggregate principal amount upon certain defined “Change of Control” events. In addition, the indenture may require that the proceeds from sales of our assets (subject to various exceptions and our ability to apply the proceeds to repay indebtedness or reinvest in our business) be used to offer to repurchase the Senior Notes at 100% of their aggregate principal amount. The indenture also contains standard high-yield debt covenants, which limit our ability to incur additional indebtedness, incur additional liens, make asset sales, make dividend payments and investments, make payments and other transfers between us and our subsidiaries, enter into affiliate transactions and merge or consolidate with other entities.
Pursuant to a registration rights agreement executed as part of the offering, we have agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Senior Notes. If we fail to satisfy our obligations under the registration rights agreement, we will be required to pay additional interest to the holders of the Senior Notes under certain circumstances.
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
We continued further consolidation of our warehouse operations, with the closure of our Rhode Island distribution facility in May 2010. In June 2010, we paid $4.8 million and received $2.8 million of proceeds, each in connection with our former Rhode Island distribution center, which was financed under the synthetic lease. We estimate our present obligation under the terms of the synthetic lease will be $5.2 million for the Ohio distribution facility. That amount is being recognized in SG&A over the remaining lease term. However, pursuant to the terms of the lease, in September 2010, we communicated our intent to purchase the underlying assets of such facility and expect to close the purchase for $28.0 million in the second quarter of 2011.
In March 2011, the terms of the synthetic lease were amended to make the applicable financial covenants under the synthetic lease consistent with the terms of the Amended Agreement. We have not entered into any other off-balance sheet arrangements.
Hedging Activities
Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of April 2, 2011, we had forward contracts maturing through February 2012 to sell 47.6 million Canadian dollars for $47.3 million and to sell 38.8 million euro for $50.5 million. The Company also had foreign currency swap contracts maturing in April 2011 to sell 4.6 million euro for $6.5 million.
The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 2, 2011	Other current assets	$--	$--	Accrued expenses	$97,788	$6,417
January 1, 2011	Other current assets	1,500	--	Accrued expenses	120,504	3,463
April 3, 2010	Other current assets	68,076	2,751	Accrued expenses	14,089	808

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 2, 2011	Other current assets	$--	$--	Accrued expenses	$6,500	$70
January 1, 2011	Other current assets	--	--	Accrued expenses	--	--
April 3, 2010	Other current assets	--	--	Accrued expenses	6,882	597

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

Location of Gain or
	Amount of	(Loss) Reclassified	Amount of Gain or	Amount of Loss
	(Loss) or Gain	from Accumulated	(Loss) Reclassified	Recognized in
	Recognized in	OCI into Operations	from Accumulated	Operations on
	Accumulated OCI on	(Effective and	OCI into Operations	Derivative
	Derivative	Ineffective	(Effective	(Ineffective
In thousands	(Effective Portion)	Portion)	Portion)	Portion)
Three months ended April 2, 2011	$(5,613)	Cost of goods sold	$414	$(74)
Three months ended April 3, 2010	3,788	Cost of goods sold	(4,642)	(359)
As of April 2, 2011, approximately $9.0 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.
We hedge our net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses are recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current operations.
The related translation (losses) gains recorded within Other comprehensive loss were $(10.2) million and $12.4 million for the three months ended April 2, 2011 and April 3, 2010, respectively. During the first quarter of 2011 and 2010, our results reflected the dedesignation of an aggregate 230.0 million euro and 209.0 million euro, respectively, of the euro-denominated bonds as a hedge of our net investment in certain euro-denominated functional currency subsidiaries due to a decrease in the carrying value of the hedged item below 350.0 million euro. The associated foreign currency translation (losses) gains of $(19.6) million and $18.4 million are reflected within Other (expense) income, net on the accompanying Condensed Consolidated Statements of Operations for the three months ended April 2, 2011 and April 3, 2010, respectively.
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
Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. There were no significant changes in our critical accounting policies during the three months ended April 2, 2011. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We finance our capital needs through available cash, operating cash flows, letters of credit, our synthetic lease and our amended and restated revolving credit facility. Our floating rate revolving credit facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.
We do not speculate on the future direction of interest rates. As of April 2, 2011, January 1, 2011 and April 3, 2010, our exposure to changing market rates was as follows:

Dollars in millions	April 2, 2011	January 1, 2011	April 3, 2010
Variable rate debt	$129.2	$22.7	30.3
Average interest rate	4.73%	4.65%	7.10%
A ten percent change in the average rate would have resulted in a $0.1 million change in interest expense during the three months ended April 2, 2011.
As of April 2, 2011, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Euro Notes, Senior Notes and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.
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
At April 2, 2011, January 1, 2011 and April 3, 2010, we had forward and swap contracts aggregating to $104.3 million, $122.0 million and $77.2 million, respectively. We had outstanding foreign currency collars with net notional amounts aggregating to $11.8 million at April 3, 2010. Unrealized (losses) gains for outstanding foreign currency options and foreign exchange forward contracts were $(9.1) million at April 2, 2011, $(3.5) million at January 1, 2011 and $1.1 million at April 3, 2010. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $9.8 million at April 2, 2011. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $10.9 million at April 2, 2011. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.
We hedge our net investment position in certain euro functional subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. As discussed above (see “Hedging Activities”), we dedesignated an aggregate 230.0 million of the euro-denominated bonds as a hedge of our net investment in certain euro-denominated functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $32.7 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $32.7 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net.
We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (“the Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the “Footwear License Agreement”). The Company sent the plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserts claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud, and brand dilution. Plaintiffs seek both declaratory and injunctive relief, as well as damages of not less than $125.0 million. On February 17, 2011, the Company moved to dismiss the amended complaint in its entirety. That motion is still pending. The Company believes the allegations in the amended complaint are without merit.
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
ITEM 1A. RISK FACTORS
You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended January 1, 2011, in addition to other information included in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.
There have not been any material changes during the quarter ended April 2, 2011 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011, other than the following:
Our ability to continue to have the necessary liquidity, through cash flows from operations and availability under our Amended Agreement, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our Amended Agreement and the borrowing base requirement in our Amended Agreement that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory; the minimum availability covenant in our Amended Agreement that requires us to maintain availability in excess of an agreed upon level and whether holders of our Convertible Notes issued in June 2009 will, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash.
Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities and the expected purchase of our Ohio distribution facility in the second quarter of 2011; (iii) fund remaining efforts associated with our streamlining initiatives, which may include consolidation of office space, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund general operational and contractual obligations. In May 2010, we completed a second amendment to and restatement of our Amended Agreement. Under the amendment, our aggregate commitments under the Amended Agreement were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, provided that in the event that our Euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. In addition, the May 2010 amendment removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement. We also amended the Amended Agreement in March 2011 to permit the issuance of our Senior Notes and the use of the proceeds from the Senior Notes to fund the consideration in the Tender Offer for our Euro Notes (which closed in April 2011) and up to $35.0 million of general corporate purposes.
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
There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs. Based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. The recent economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a continuation or worsening of current economic conditions would adversely impact our net sales and operating cash flows. In addition, the sufficiency and availability of our sources of liquidity may be affected by a variety of other factors, including, without limitation: (i) other factors that affect the level of our operating cash flows, such as retailer and consumer acceptance of our products,; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; (v) our ability to successfully execute on the licensing arrangements with JCPenney and QVC with respect to the LIZ CLAIBORNE family of brands; (vi) interest rate and exchange rate fluctuations; and (vii) whether holders of the Convertible Notes, if and when such notes are convertible, elect to convert a substantial portion of such notes, the par value of which we must currently settle in cash. As a result of the completion of the Tender Offer and the issuance of the Senior Secured Notes, because the interest rate on the Senior Secured Notes is 10.5%, compared to an interest rate of 5.0% on the Euro Notes that have been refinanced, our cash interest expense is expected to increase as a result of those transactions. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.
Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes, the Euro Notes and the Senior Notes.
The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended April 2, 2011, the Convertible Notes are convertible during the second quarter of 2011. As previously disclosed in connection with the issuance of the Convertible Notes, we have not yet obtained stockholder approval under the rules of the New York Stock Exchange for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes (although we are seeking such approval at the 2011 Annual Meeting of Stockholders). Until such approval is obtained, if the Convertible Notes are surrendered for conversion, we must pay the $1,000 par value of each of the Convertible Notes in cash and may settle the remaining conversion value in the form of cash, stock or a combination of cash and stock. Although we consider the conversion of a material amount of the Convertible Notes in the near future to be unlikely, if all or a substantial portion of the outstanding Convertible Notes were so converted and we were required to settle all of the converted Convertible Notes in cash, then we might not have sufficient liquidity to meet our obligations to pay the amounts required upon conversion of the Convertible Notes and maintain the requisite levels of availability required under the Amended Agreement.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes information about purchases by the Company during the three months ended April 2, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands) (a)	Paid Per Share	(In thousands)	(In thousands) (b)
January 2, 2011 - January 29, 2011	--	$--	--	$28,749
January 30, 2011 - March 5, 2011	18.7	5.39	--	28,749
March 6, 2011 - April 2, 2011	--	--	--	28,749

Total -13 Weeks Ended April 2, 2011	18.7	$5.39	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Agreement currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

4.1	Indenture, dated as of April 7, 2011, among Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee and Collateral Agent.

4.2
Registration Rights Agreement, dated as of April 7, 2011, by and among Registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers.

4.3
Intercreditor Agreement, dated as of April 7, 2011, by and between JPMorgan Chase Bank, N.A., as U.S. collateral agent under the Credit Agreement, and U.S. Bank National Association, as trustee and collateral Agent under the Indenture, acknowledged by Registrant and Registrant’s domestic subsidiaries listed on the signature pages thereof.

4.4	Pledge and Security Agreement, dated as of April 7, 2011, by and among Registrant, the other Grantors listed on the signature pages thereof and U.S. Bank National Association, as Collateral Agent.

10.1	Dealer Manager Agreement, dated March 8, 2011, between Registrant and J.P.Morgan Securities Ltd. and Merrill Lynch International, as Dealer Mangers.

10.2
The First Amendment and Consent to the Second Amended and Restated Credit Agreement and Second Amendment to the US Pledge and Security Agreement, dated as of March 25, 2011, among Registrant, Liz Claiborne Canada, Inc., Mexx Europe B.V. and Juicy Couture Europe Limited, as Borrowers, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent.

10.3	Purchase Agreement, dated April 1, 2011, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the several Initial Purchasers.

10.4	Purchase Agreement, dated April 5, 2011, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the several Initial Purchasers.

10.5	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 28, 2011).

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATE:           April 28, 2011

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell

	ANDREW WARREN		ELAINE H. GOODELL
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)