Form 10-Q
period 2011-07-02
CLAIBORNE LIZ INC
filed 2011-07-28
CIK 352363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 2, 2011

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................................................................................to ................................................................................

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at July 18, 2011 was 94,598,270.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

July 2, 2011

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “target,” “forecast,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:

•                 our ability to continue to have the necessary liquidity, through cash flows from operations and availability under our amended and restated revolving credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory and the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level;

•                  general economic conditions in the United States, Europe and other parts of the world, including the impact of a failure to increase the debt ceiling in the United States;

•                  levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;

•                  restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;

•                  changes in the cost of raw materials, labor, advertising and transportation, which could impact prices of our products;

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

•                  our ability to sustain recent performance in connection with the re-launch of our LUCKY BRAND product offering and our ability to revitalize our JUICY COUTURE creative direction and product offering;

•                  our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;

•                  our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees;

•                  our ability to effectively transition our distribution function to alternative third party solutions, and to realize the cost savings anticipated from the closure of our Ohio distribution center;

•                  our ability to adequately establish, defend and protect our trademarks and other proprietary rights;

•                  our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories;

•                  risks associated with the licensing arrangements with J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. and with QVC, Inc., including, without limitation, our ability to continue a good working relationship with these licensees and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result;

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

•                  our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products, but political activity seeking to re-impose quota has been initiated or threatened;

•                  our exposure to foreign currency fluctuations;

•                  risks associated with material disruptions in our information technology systems;

•                  risks associated with privacy breaches;

•                  risks associated with our plans to substantially grow our business in Asia through KATE SPADE’s joint venture with E-Land Fashion China Holdings, Limited and KATE SPADE’s reacquisition of certain distribution rights in (i) the People’s Republic of China via such joint venture and (ii) certain Southeast Asian territories;

•                  limitation on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and

•                  the outcome of current and future litigations and other proceedings in which we are involved.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2010 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 2, 2011 (Unaudited)	January 1, 2011	July 3, 2010 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,680	$22,714	$21,477
Accounts receivable - trade, net	175,947	208,081	192,209
Inventories, net	315,128	289,439	308,928
Deferred income taxes	4,123	3,916	13
Other current assets	93,391	87,773	110,935
Assets held for sale	--	--	15,070
Total current assets	615,269	611,923	648,632

Property and Equipment, Net	362,537	375,529	386,908
Goodwill and Intangibles, Net	227,766	228,110	224,809
Deferred Income Taxes	2,316	3,217	6,382
Other Assets	39,398	38,880	41,175
Total Assets	$1,247,286	$1,257,659	$1,307,906

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$144,398	$26,951	$67,127
Convertible Senior Notes	76,407	74,542	72,793
Accounts payable	204,171	195,541	149,401
Accrued expenses	236,806	268,605	251,795
Income taxes payable	1,265	2,348	6,599
Deferred income taxes	4,920	4,893	7,392
Total current liabilities	667,967	572,880	555,107

Long-Term Debt	548,030	476,319	449,704
Other Non-Current Liabilities	208,747	197,357	197,400
Deferred Income Taxes	33,593	32,784	28,094
Commitments and Contingencies (Note 10)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	337,745	331,808	329,190
Retained earnings	1,231,535	1,417,785	1,510,634
Accumulated other comprehensive loss	(73,294)	(66,302)	(57,045)
	1,672,423	1,859,728	1,959,216
Common stock in treasury, at cost – 81,843,442, 81,892,589 and 81,943,392 shares	(1,883,474)	(1,883,898)	(1,884,333)
Total Liz Claiborne, Inc. stockholders’ (deficit) equity	(211,051)	(24,170)	74,883
Noncontrolling interest	--	2,489	2,718
Total stockholders’ (deficit) equity	(211,051)	(21,681)	77,601
Total Liabilities and Stockholders’ (Deficit) Equity	$1,247,286	$1,257,659	$1,307,906

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)

Net Sales	$1,069,073	$1,120,963	$555,831	$536,803

Cost of goods sold	511,702	583,627	267,220	270,316

Gross Profit	557,371	537,336	288,611	266,487

Selling, general & administrative expenses	678,651	669,560	359,695	340,005

Impairment of intangible assets	--	2,594	--	2,594

Operating Loss	(121,280)	(134,818)	(71,084)	(76,112)

Other (expense) income, net	(24,470)	41,801	(2,413)	22,008

Gain on extinguishment of debt	6,547	--	6,547	--

Interest expense, net	(29,793)	(34,552)	(17,243)	(19,100)

Loss Before Provision for Income Taxes	(168,996)	(127,569)	(84,193)	(73,204)

Provision for income taxes	2,674	5,367	3,963	3,783

Loss from Continuing Operations	(171,670)	(132,936)	(88,156)	(76,987)

Discontinued operations, net of income taxes	(14,571)	(26,301)	(1,740)	(10,212)

Net Loss	(186,241)	(159,237)	(89,896)	(87,199)

Net loss attributable to the noncontrolling interest	--	(613)	--	(355)

Net Loss Attributable to Liz Claiborne, Inc.	$(186,241)	$(158,624)	$(89,896)	$(86,844)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations Attributable to Liz Claiborne, Inc.	$(1.82)	$(1.40)	$(0.93)	$(0.81)
Net Loss Attributable to Liz Claiborne, Inc.	$(1.97)	$(1.68)	$(0.95)	$(0.92)

Weighted Average Shares, Basic and Diluted	94,423	94,207	94,447	94,243

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)
Cash Flows from Operating Activities:
Net loss	$(186,241)	$(159,237)
Adjustments to arrive at loss from continuing operations	14,571	26,301
Loss from continuing operations	(171,670)	(132,936)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	64,389	74,343
Impairment of intangible assets	--	2,594
Loss on asset disposals and impairments, including streamlining initiatives, net	21,163	10,086
Share-based compensation	3,645	3,591
Foreign currency losses (gains), net	27,357	(39,463)
Gain on extinguishment of debt	(6,547)	--
Other, net	(1,200)	(630)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	36,141	60,629
(Increase) decrease in inventories, net	(21,514)	3,891
Increase in other current and non-current assets	(1,223)	(9,118)
Increase in accounts payable	5,909	9,235
Decrease in accrued expenses and other non-current liabilities	(27,081)	(72,930)
Net change in income tax assets and liabilities	2,470	166,941
Net cash used in operating activities of discontinued operations	(14,463)	(9,169)
Net cash (used in) provided by operating activities	(82,624)	67,064

Cash Flows from Investing Activities:
Purchases of property and equipment	(55,466)	(28,512)
Payments for purchases of businesses	(1,587)	(5,000)
Payments for in-store merchandise shops	(1,371)	(813)
Investments in and advances to equity investee	--	(4,033)
Other, net	(344)	(244)
Net cash provided by (used in) investing activities of discontinued operations	500	(6,198)
Net cash used in investing activities	(58,268)	(44,800)

Cash Flows from Financing Activities:
Short-term borrowings, net	--	(6,608)
Proceeds from borrowings under revolving credit agreement	519,136	159,447
Repayment of borrowings under revolving credit agreement	(401,961)	(153,961)
Proceeds from issuance of Senior Secured Notes	220,094	--
Repayment of Euro Notes	(178,333)	--
Principal payments under capital lease obligations	(2,076)	(3,627)
Proceeds from exercise of stock options	25	--
Payment of deferred financing fees	(8,591)	(12,827)
Other, net	(637)	--
Net cash provided by (used in) financing activities	147,657	(17,576)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,799)	(3,583)

Net Change in Cash and Cash Equivalents	3,966	1,105
Cash and Cash Equivalents at Beginning of Period	22,714	20,372
Cash and Cash Equivalents at End of Period	$26,680	$21,477

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

•                  Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, concession and e-commerce operations of the Company’s AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

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

During the fourth quarter of 2010, the Company sold its former Mt. Pocono, Pennsylvania distribution center for $7.1 million. Certain assets associated with such distribution center were segregated and reported as held for sale as of July 3, 2010.

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

NATURE OF OPERATIONS

Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2011 fiscal year, ending December 31, 2011, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter. The 2010 fiscal year, ending January 1, 2011, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the second quarter of 2011, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

OTHER MATTERS

The Company has been greatly impacted by the recent economic downturn, including a drastic decline in consumer spending that began in the second half of 2008. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains depressed and the retail environment remains highly promotional. The Company continues to focus on the execution of its strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. The Company will also continue to closely manage spending, with 2011 capital expenditures expected to be $98.0 - $103.0 million, including $75.0 - $80.0 million of capital expenditures for general corporate purposes and $23.0 million for the purchase of the Company’s Ohio distribution center under the terms of the previously existing synthetic lease agreement, compared to $80.9 million in 2010.

On April 7, 2011, the Company completed an offering of $220.0 million 10.5% Senior Secured Notes (the “Senior Notes”). The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. The Company used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund a cash tender offer (the “Tender Offer”) to repurchase 128.5 million euro aggregate principal amount of its 5.0% Notes due July 2013 (the “Euro Notes”), of which 221.5 million euro remain outstanding. The remaining proceeds were used for general corporate purposes. These transactions extended the weighted average maturity profile of the Company’s debt.

The Company’s $90.0 million 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) are convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the second quarter of 2011 and are convertible during the third quarter of 2011. On May 19, 2011, the Company obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. As a result of the approval, if the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion.

In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the “Amended Agreement”), as discussed in Note 8 — Debt and Lines of Credit. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions, which provide for earlier maturity dates if the remaining Euro Notes and the Convertible Notes are not repaid or refinanced by certain agreed upon dates. The Company is subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, the Company is required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

Based on its forecast of borrowing availability under the Amended Agreement, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. Should the Company be unable to comply with the requirements in the Amended Agreement, the Company would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable covenants (as amended) and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; and (v) interest rate and exchange rate fluctuations. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Euro Notes, the Convertible Notes and the Senior Notes.

2.    DISCONTINUED OPERATIONS

The Company has completed various disposal transactions, including (i) the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment in 2010; (ii) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; and (iii) the exit of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011.

The Company recorded pretax charges of $10.5 million and $15.6 million ($10.6 million and $12.0 million, after tax, respectively) during the six months ended July 2, 2011 and July 3, 2010, respectively, and $1.4 million and $5.6 million ($5.2 million, after tax) during the three months ended July 2, 2011 and July 3, 2010, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs. The net loss on disposal of discontinued operations in the six and three months ended July 3, 2010 included $3.6 million and $0.3 million of tax benefits for an expected refund of previously paid taxes.

Assets held for sale on the accompanying Condensed Consolidated Balance Sheet consisted of Property and equipment associated with the Company’s sold Mt. Pocono, Pennsylvania distribution center.

Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)
In thousands
Net sales	$12,259	$70,493	$(2,599)	$40,773

Loss before (benefit) provision for income taxes	$(3,994)	$(14,982)	$(298)	$(4,965)
(Benefit) provision for income taxes	(1)	(728)	1	9
Loss from discontinued operations, net of income taxes	$(3,993)	$(14,254)	$(299)	$(4,974)

Loss on disposal of discontinued operations, net of income taxes	$(10,578)	$(12,047)	$(1,441)	$(5,238)

3.    STOCKHOLDERS’ EQUITY

Activity for the six months ended July 2, 2011 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost	Noncontrolling Interest
Balance as of January 1, 2011	$331,808	$1,417,785	$(1,883,898)	$2,489
Net loss	--	(186,241)	--	--
Exercise of stock options	(26)	--	51	--
Restricted shares issued, net of cancellations and shares withheld for taxes	131	--	121	--
Share-based compensation	3,645	--	--	--
Dividend equivalent units vested	(302)	(9)	252	--
Tendered subsidiary shares for noncontrolling interest(a)	2,489	--	--	(2,489)
Balance as of July 2, 2011	$337,745	$1,231,535	$(1,883,474)	$--

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

Activity for the six months ended July 3, 2010 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost	Noncontrolling Interest
Balance as of January 2, 2010	$319,326	$1,669,316	$(1,879,160)	$3,331
Net loss	--	(158,624)	--	(613)
Restricted shares issued, net of cancellations and shares withheld for taxes	6,288	--	(5,224)	--
Share-based compensation	3,591	--	--	--
Dividend equivalent units vested	(15)	(58)	51	--
Balance as of July 3, 2010	$329,190	$1,510,634	$(1,884,333)	$2,718

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of income taxes for interim periods was as follows:

	Six Months Ended		Three Months Ended
In thousands	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)
Net loss	$(186,241)	$(159,237)	$(89,896)	$(87,199)
Other comprehensive loss, net of income taxes:
Change in cumulative translation adjustment	29,594	26,802	8,033	1,980
Change in cumulative translation adjustment on Euro Notes and other instruments, net of income taxes of $1,636, $2,091, $269 and $2,780, respectively	(32,020)	(26,901)	(7,837)	(8,715)
Change in unrealized gains on available-for-sale securities, net of income taxes of $0, $0, $0 and $0, respectively	(55)	(22)	(38)	(22)
Change in fair value of cash flow hedges, net of income taxes of $(71), $2,062, $127 and $1,188, respectively	(4,511)	12,447	1,318	4,891
Comprehensive loss	(193,233)	(146,911)	(88,420)	(89,065)
Comprehensive loss attributable to the noncontrolling interest	--	613	--	355
Comprehensive loss attributable to Liz Claiborne, Inc.	$(193,233)	$(146,298)	$(88,420)	$(88,710)

Accumulated other comprehensive loss consisted of the following:

In thousands	July 2, 2011	January 1, 2011	July 3, 2010
Cumulative translation adjustment, net of income taxes of $(2,541), $(905) and $5,038, respectively	$(66,397)	$(63,971)	$(64,247)
Unrealized (losses) gains on cash flow hedging derivatives, net of income taxes of $562, $491 and $(229), respectively	(7,128)	(2,617)	6,883
Unrealized gains on available-for-sale securities, net of income taxes of $0, $0 and $0, respectively	231	286	319
Accumulated other comprehensive loss, net of income taxes	$(73,294)	$(66,302)	$(57,045)

4.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	July 2, 2011	January 1, 2011	July 3, 2010
Raw materials	$1,041	$2,365	$3,053
Work in process	--	69	21
Finished goods	314,087	287,005	305,854
Total inventories, net	$315,128	$289,439	$308,928

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	July 2, 2011	January 1, 2011	July 3, 2010
Land and buildings (a)	$88,751	$67,207	$69,235
Machinery and equipment	314,975	316,569	318,195
Furniture and fixtures	262,347	261,709	249,271
Leasehold improvements	484,221	488,663	486,882
	1,150,294	1,134,148	1,123,583
Less: Accumulated depreciation and amortization	787,757	758,619	736,675
Total property and equipment, net	$362,537	$375,529	$386,908

(a)     The increase in the balance compared to July 3, 2010 primarily reflected the purchase of the underlying assets of the Ohio distribution center in the second quarter of 2011 under the terms of the previously existing synthetic lease agreement.

Depreciation and amortization expense on property and equipment for the six months ended July 2, 2011 and July 3, 2010 was $53.1 million and $53.0 million, respectively, which included depreciation for property and equipment under capital leases of $1.9 million and $2.6 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended July 2, 2011 and July 3, 2010 was $25.9 million and $25.5 million, respectively, which included depreciation for property and equipment under capital leases of $0.9 million and $1.3 million, respectively. Machinery and equipment under capital leases was $22.6 million, $30.4 million and $30.1 million as of July 2, 2011, January 1, 2011 and July 3, 2010, respectively.

6.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	July 2, 2011	January 1, 2011	July 3, 2010

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,479	$1,000
Customer relationships	13 years	12,399	12,319	12,195
Merchandising rights	4 years	30,413	29,048	25,658
Other	4 years	2,322	2,322	2,322
Subtotal	7 years	46,613	45,168	41,175
Accumulated amortization:
Owned trademarks		(933)	(753)	(616)
Customer relationships		(4,987)	(4,453)	(3,910)
Merchandising rights		(23,872)	(21,744)	(19,210)
Other		(1,717)	(1,643)	(1,565)
Subtotal		(31,509)	(28,593)	(25,301)
Net:
Owned trademarks		546	726	384
Customer relationships		7,412	7,866	8,285
Merchandising rights		6,541	7,304	6,448
Other		605	679	757
Total amortized intangible assets, net		15,104	16,575	15,874

Unamortized intangible assets:
Owned trademarks		211,047	210,127	208,935
Total intangible assets, net		226,151	226,702	224,809

Goodwill(a)		1,615	1,408	--
Total goodwill and intangibles, net		$227,766	$228,110	$224,809

(a)     In the second quarter of 2011, the Company paid $1.6 million of additional purchase price related to its contingent earn-out obligation to the former owners of Mac & Jac.

Amortization expense of intangible assets was $2.8 million and $3.6 million for the six months ended July 2, 2011 and July 3, 2010, respectively, and $1.4 million and $1.7 million for the three months ended July 2, 2011 and July 3, 2010, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2011	$ 5.1
2012	3.7
2013	2.5
2014	1.8
2015	1.1

7.    INCOME TAXES

During the second quarter of 2011 and 2010, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its ability to carry forward or carry back tax losses or credits.

The Company’s provision for income taxes during the six and three months ended July 2, 2011 and July 3, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

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

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $3.1 million and $7.3 million within the next 12 months due to the expiration of the statute of limitations and various potential tax settlements. As of July 2, 2011, uncertain tax positions of $109.1 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	July 2, 2011	January 1, 2011	July 3, 2010

5.0% Euro Notes, due July 2013 (a)	$321,323	$467,498	$438,743
6.0% Convertible Senior Notes, due June 2014 (b)	76,407	74,542	72,793
10.5% Senior Secured Notes, due April 2019 (c)	220,091	--	--
Revolving credit facility	140,054	22,735	63,036
Capital lease obligations	10,960	13,037	15,052
Total debt	768,835	577,812	589,624
Less: Short-term borrowings (d)	144,398	26,951	67,127
Convertible Notes (e)	76,407	74,542	72,793
Long-term debt	$548,030	$476,319	$449,704

(a)     The change in the balance of these euro-denominated notes reflected the repurchase of 128.5 million euro of the Company’s Euro Notes in the second quarter of 2011 and the impact of changes in foreign currency exchange rates.

(b)     The balance at July 2, 2011, January 1, 2011 and July 3, 2010 represented principal of $90.0 million and an unamortized debt discount of $13.6 million, $15.5 million and $17.2 million, respectively.

(c)     The balance at July 2, 2011 reflected the issuance of the Senior Notes on April 7, 2011.

(d)     At July 2, 2011, the balance primarily consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases.

(e)     The Convertible Notes were reflected as a current liability since they were convertible at July 2, 2011, January 1, 2011 and July 3, 2010.

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

On April 8, 2011, the Company repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. The Company recognized a $6.5 million pretax gain on the extinguishment of debt in the second quarter of 2011.

Convertible Notes

On June 24, 2009, the Company issued $90.0 million Convertible Notes. The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash, shares of common stock or a combination thereof (at the Company’s election). Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of July 2, 2011, none of the Convertible Notes were converted, although they were convertible at the option of the holder.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $4.6 and $4.3 million for the six months ended July 2, 2011 and July 3, 2010, respectively, and $2.3 and $2.1 million for the three months ended July 2, 2011 and July 3, 2010, respectively.

Senior Notes

On April 7, 2011, the Company completed its offering of $220.0 million principal amount of Senior Notes. The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. The Company used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. The Senior Notes are guaranteed on a senior secured basis by certain of the Company’s current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company’s trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Company’s amended and restated revolving credit facility.

The indenture governing the Senior Notes contains provisions that may require the Company to offer to repurchase the Senior Notes at 101% of their aggregate principal amount upon certain defined “Change of Control” events. In addition, the indenture may require that the proceeds from sales of the Company’s assets (subject to various exceptions and the ability of the Company to apply the proceeds to repay indebtedness or reinvest in its business) be used to offer to repurchase the Senior Notes at 100% of their aggregate principal amount. The indenture also contains other standard high-yield debt covenants, which limit the Company’s ability to incur additional indebtedness, incur additional liens, make asset sales, make dividend payments and investments, make payments and other transfers between itself and its subsidiaries, enter into affiliate transactions and merge or consolidate with other entities.

Pursuant to a registration rights agreement executed as part of the offering, the Company agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Senior Notes.

Amended and Restated Revolving Credit Facility

Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of its eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million. The amended and restated revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $200.0 million multi-currency revolving credit line and a $150.0 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement.

The Amended Agreement restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provides for the inclusion of an intangible asset value of $30.0 million in the borrowing base which declines in value over two years; (v) permits the incurrence of liens and sale of assets in connection with the grant and exercise of the J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”) purchase option under the JCPenney license agreement; and (vi) permits the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.

The funds available under the Amended Agreement may be used to refinance or repurchase certain existing debt, provide for working capital and for general corporate purposes and back both trade and standby letters of credit. The Amended Agreement contains customary events of default clauses and cross-default provisions with respect to the Company’s other outstanding indebtedness, including the Euro Notes, the Convertible Notes and Senior Notes. The Amended Agreement will expire in August 2014, provided that in the event that the remaining Euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that the Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

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

As of July 2, 2011, availability under the Company’s amended and restated revolving credit facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$350,000	$313,764	$140,054	$34,890	$138,820	$93,820

(a)     Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)     Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

The purchase of the Company’s Ohio distribution center in the second quarter of 2011 under the terms of the previously existing synthetic lease agreement did not negatively impact availability under the amended and restated revolving credit facility.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	July 2, 2011	January 1, 2011	July 3, 2010
Financial Assets:
Derivatives	$246	$--	$5,664
Financial Liabilities:
Derivatives	$(5,323)	$(3,463)	$(84)

The fair values of the Company’s Level 2 derivative instruments are primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments include volatilities, discount rates and estimated credit losses.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on the fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded			Six Months	Three Months
	Value as of	at Reporting Date Using:			Ended	Ended
In thousands	July 2, 2011	Level 1	Level 2	Level 3	July 2, 2011	July 2, 2011
Property and equipment	$29,767	$--	$--	$29,767	$17,057	$13,991

As a result of the decisions to exit certain MEXX and LUCKY BRAND retail locations, certain MONET concessions and close the Company’s Ohio distribution center, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statements of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2010, based on the fair value hierarchy:

					Total Losses
	Net Carrying	Fair Value Measured and Recorded			Six Months	Three Months
	Value as of	at Reporting Date Using:			Ended	Ended
In thousands	July 3, 2010	Level 1	Level 2	Level 3	July 3, 2010	July 3, 2010
Property and equipment	$3,393	$--	$--	$3,393	$8,578	$6,955
Intangible assets	--	--	--	--	2,594	2,594

As a result of the decisions to exit certain LUCKY BRAND retail locations, cease use of certain corporate assets and close a distribution center in the first six months of 2010, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations.

In the second quarter of 2010, the Company recorded non-cash impairment charges of $2.6 million primarily within the Partnered Brands segment principally related to merchandising rights of the LIZ CLAIBORNE and licensed DKNY® JEANS brands.

The fair values of the Company’s Level 3 Property and equipment and Intangible assets are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	July 2, 2011		January 1, 2011		July 3, 2010
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$276,642	$321,323	$397,177	$467,498	$360,267	$438,743
6.0% Convertible Senior Notes, due June 2014 (a)	152,453	76,407	197,306	74,542	126,567	72,793
10.5% Senior Secured Notes, due April 2019 (a)	224,493	220,091	--	--	--	--
Revolving credit facility (b)	140,054	140,054	22,735	22,735	63,036	63,036

(a)       Carrying values include unamortized debt discount or premium.

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

10.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter, Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The licensing arrangements with JCPenney in the US and Puerto Rico and with QVC, Inc. (“QVC”) resulted in the removal of buying/sourcing for a number of

LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 62 store leases were assigned to third parties, of which the Company remains secondarily liable for the remaining obligations on 49 such leases. As of July 2, 2011, the future aggregate payments under these leases amounted to $44.4 million and extended to various dates through 2022.

Other

On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expired on May 31, 2011. The lease included guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee was approximately $27.0 million. The lessor’s risk included an initial capital investment in excess of 10.0% of the total value of the lease, which was at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million.

The Company continued further consolidation of its warehouse operations, with the closure of its Rhode Island distribution center in May 2010. In June 2010, the Company paid $4.8 million and received $2.8 million of proceeds, each in connection with its former Rhode Island distribution center, which was financed under the synthetic lease. Pursuant to the terms of the synthetic lease, the Company purchased the Ohio distribution center for $28.2 million in the second quarter of 2011. The Company previously recognized its guarantee obligation of $5.2 million under the terms of the synthetic lease for the Ohio distribution center.

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which will likely result in the termination of all or a significant portion of its union employees (see Note 11 – Streamlining Initiatives). Effective July 31, 2011, the Company will cease contributing to a union-sponsored multiemployer defined benefit pension plan, which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multiemployer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A in the accompanying Condensed Consolidated Statements of Operations related to its estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and the Company estimates it will pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2011 or 2012.

In June 2011, the Company entered into an agreement with Globalluxe Kate Spade HK Limited (“Globalluxe”) to, among other things, reacquire the existing KATE SPADE businesses in Southeast Asia from Globalluxe (see Note 13 – Additional Financial Information).

11.    STREAMLINING INITIATIVES

2011 Actions

In the first quarter of 2011, the Company initiated actions to close certain MEXX Europe retail locations and to reduce staff at JUICY COUTURE. In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which are expected to be completed in the second half of 2012. Also, during the second quarter of 2011, the Company initiated actions to close its MONET concessions in Europe, which are expected to be completed in the first quarter of 2012. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges (see Note 10 – Commitments and Contingencies).

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

2009 Actions

During the first quarter of 2009, the Company completed the closure of its Mt. Pocono, Pennsylvania distribution center, including staff reductions and sold the facility in the fourth quarter of 2010.

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

In connection with the license agreements with JCPenney in the US and Puerto Rico and with QVC, the Company consolidated office space and reduced staff in certain support functions. As a result, the Company incurred charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions were completed in the second quarter of 2010.

The Company also initiated actions to consolidate certain warehouse operations, with the closure of its leased Santa Fe Springs, California distribution center in January 2010 and the closure of its Rhode Island distribution center in May 2010.

For the six months ended July 2, 2011, the Company recorded pretax charges totaling $46.3 million related to these initiatives. The Company expects to pay approximately $26.0 million of accrued streamlining costs in the next 12 months. For the six months ended July 3, 2010, the Company recorded pretax charges of $41.9 million related to these initiatives, including $21.3 million of contract termination costs, $6.9 million of asset write-downs and disposals, $8.4 million of payroll and related costs and $5.3 million of other costs. Approximately $18.1 million and $6.6 million of these charges were non-cash during the six months ended July 2, 2011 and July 3, 2010, respectively.

For the six and three months ended July 2, 2011 and July 3, 2010, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Six Months Ended		Three Months Ended
In thousands	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)
Domestic-Based Direct Brands	$22,679	$11,391	$20,233	$6,547
International-Based Direct Brands	5,768	3,086	4,920	1,567
Partnered Brands	17,829	27,469	16,727	20,249
Total	$46,276	$41,946	$41,880	$28,363

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at January 1, 2011	$1,279	$29,578	$--	$4,538	$35,395
2011 provision	9,942	1,677	18,053	16,604	46,276
2011 asset write-downs	--	--	(18,053)	--	(18,053)
Translation difference	316	28	--	342	686
2011 spending	(3,941)	(11,069)	--	(97)	(15,107)
Balance at July 2, 2011	$7,596	$20,214	$-	$21,387	$49,197

12.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Six Months Ended		Three Months Ended
In thousands	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)
Loss from continuing operations	$(171,670)	$(132,936)	$(88,156)	$(76,987)
Net loss attributable to the noncontrolling interest	--	(613)	--	(355)
Loss from continuing operations attributable to Liz Claiborne, Inc.(a)	(171,670)	(132,323)	(88,156)	(76,632)
Loss from discontinued operations, net of income taxes	(14,571)	(26,301)	(1,740)	(10,212)
Net loss attributable to Liz Claiborne, Inc.(a)	$(186,241)	$(158,624)	$(89,896)	$(86,844)

Basic weighted average shares outstanding	94,423	94,207	94,447	94,243
Stock options and nonvested shares(b)(c)	--	--	--	--
Convertible Notes(a)	--	--	--	--
Diluted weighted average shares outstanding(a)(b)(c)	94,423	94,207	94,447	94,243

Loss per share:
Basic and diluted
Loss from continuing operations attributable to Liz Claiborne, Inc.	$(1.82)	$(1.40)	$(0.93)	$(0.81)
Loss from discontinued operations attributable to Liz Claiborne, Inc.	$(0.15)	$(0.28)	$(0.02)	$(0.11)
Net loss attributable to Liz Claiborne, Inc.	$(1.97)	$(1.68)	$(0.95)	$(0.92)

(a)     Because the Company incurred a loss from continuing operations for the six and three months ended July 2, 2011 and July 3, 2010, approximately 25.2 million and 11.6 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods and were excluded from the computation of diluted loss per share.

(b)     Excludes approximately 0.8 million and 0.2 million nonvested shares for the six and three months ended July 2, 2011 and July 3, 2010, respectively, for which the performance criteria have not yet been achieved.

(c)     Because the Company incurred a loss from continuing operations for the six and three months ended July 2, 2011 and July 3, 2010, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the six and three months ended July 2, 2011 and July 3, 2010, approximately 7.4 million and 5.9 million outstanding stock options, respectively and approximately 1.2 million and 0.9 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the six months ended July 3, 2010, the Company received net income tax refunds of $165.7 million. During the six months ended July 2, 2011 and July 3, 2010, the Company made interest payments of $14.6 million and $5.4 million, respectively. As of July 2, 2011, January 1, 2011 and July 3, 2010, the Company accrued capital expenditures totaling $5.7 million, $7.6 million and $4.5 million, respectively.

Depreciation and amortization expense for the six months ended July 2, 2011 and July 3, 2010 includes $6.4 million and $16.0 million, respectively, related to amortization of deferred financing costs.

During the six months ended July 3, 2010, the Company paid $24.3 million to Li & Fung related to a buying/sourcing agreement, which is included within (Decrease) increase in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statement of Cash Flows.

During the six months ended July 2, 2011, the Company made business acquisition payments of $1.6 million related to the MAC & JAC acquisition. During the six months ended July 3, 2010, the Company made business acquisition payments of $5.0 million related to the LUCKY BRAND acquisition.

Related Party Transactions

On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the KATE SPADE brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of July 2, 2011, January 1, 2011 and July 3, 2010, the Company recorded $15.2 million, $13.6 million and $12.6 million, respectively, related to its investment in KSJ, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ. The Company’s equity in the earnings of KSJ was $1.1 million and $0.6 million in the six months ended July 2, 2011 and July 3, 2010, respectively, and $0.8 million and $0.6 million in the three months ended July 2, 2011 and July 3, 2010, respectively.

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture will operate under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and is expected to commence operations in the fourth quarter of 2011. The Company is required to make capital contributions to KSC of $2.5 million in the fourth quarter of 2011, $5.0 million in 2012 and $5.5 million in 2013. The Company agreed that it or one of its affiliates will reacquire the existing KATE SPADE business in China from Globalluxe during 2011. The cost of the reacquisition in China, which is not expected to be significant, will be shared equally by the joint venture partners.

Additionally, the Company agreed that it or one of its affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

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

•                  Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, concession and e-commerce operations of the Company’s AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

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

Dollars in thousands	Net Sales	% to Total	Operating Loss	% of Sales
Six Months Ended July 2, 2011 (26 weeks)
Domestic-Based Direct Brands	$540,476	50.6%	$(42,510)	(7.9)%
International-Based Direct Brands	345,269	32.3%	(60,004)	(17.4)%
Partnered Brands	183,328	17.1%	(18,766)	(10.2)%
Totals	$1,069,073	100.0%	$(121,280)	(11.3)%

Six Months Ended July 3, 2010 (26 weeks)
Domestic-Based Direct Brands	$482,772	43.1%	$(23,024)	(4.8)%
International-Based Direct Brands	343,703	30.6%	(55,633)	(16.2)%
Partnered Brands	294,488	26.3%	(56,161)	(19.1)%
Totals	$1,120,963	100.0%	$(134,818)	(12.0)%

Dollars in thousands	Net Sales	% to Total	Operating Loss	% of Sales
Three Months Ended July 2, 2011 (13 weeks)
Domestic-Based Direct Brands	$282,454	50.8%	$(23,644)	(8.4)%
International-Based Direct Brands	180,149	32.4%	(30,156)	(16.7)%
Partnered Brands	93,228	16.8%	(17,284)	(18.5)%
Totals	$555,831	100.0%	$(71,084)	(12.8)%

Three Months Ended July 3, 2010 (13 weeks)
Domestic-Based Direct Brands	$239,911	44.7%	$(13,051)	(5.4)%
International-Based Direct Brands	162,541	30.3%	(26,170)	(16.1)%
Partnered Brands	134,351	25.0%	(36,891)	(27.5)%
Totals	$536,803	100.0%	$(76,112)	(14.2)%

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total	Operating Loss	% of Sales
Six Months Ended July 2, 2011 (26 weeks)
Domestic	$678,489	63.5%	$(69,548)	(10.3)%
International	390,584	36.5%	(51,732)	(13.2)%
Totals	$1,069,073	100.0%	$(121,280)	(11.3)%

Six Months Ended July 3, 2010 (26 weeks)
Domestic	$729,464	65.1%	$(74,897)	(10.3)%
International	391,499	34.9%	(59,921)	(15.3)%
Totals	$1,120,963	100.0%	$(134,818)	(12.0)%

Dollars in thousands	Net Sales	% to Total	Operating Loss	% of Sales
Three Months Ended July 2, 2011 (13 weeks)
Domestic	$355,209	63.9%	$(43,180)	(12.2)%
International	200,622	36.1%	(27,904)	(13.9)%
Totals	$555,831	100.0%	$(71,084)	(12.8)%

Three Months Ended July 3, 2010 (13 weeks)
Domestic	$349,155	65.0%	$(46,525)	(13.3)%
International	187,648	35.0%	(29,587)	(15.8)%
Totals	$536,803	100.0%	$(76,112)	(14.2)%

There were no significant changes in segment assets during the six and three months ended July 2, 2011.

15.    DERIVATIVE INSTRUMENTS

The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of July 2, 2011, the Company had forward contracts maturing through February 2012 to sell 35.7 million Canadian dollars for $35.5 million and to sell 26.4 million euro for $34.5 million.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

July 2, 2011	Other current assets	$--	$--	Accrued expenses	$70,026	$5,323
January 1, 2011	Other current assets	1,500	--	Accrued expenses	120,504	3,463
July 3, 2010	Other current assets	63,431	5,664	Accrued expenses	--	--

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

July 2, 2011	Other current assets	$15,718	$246	Accrued expenses	$--	$--
January 1, 2011	Other current assets	--	--	Accrued expenses	--	--
July 3, 2010	Other current assets	--	--	Accrued expenses	3,899	84

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of (Loss) or Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of (Loss) or Gain Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Loss Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of (Loss) or Gain Recognized in Operations on Derivative (Ineffective Portion)
Six months ended July 2, 2011	$ (6,639)	Cost of goods sold	$ (2,057)	$ (169)
Six months ended July 3, 2010	8,961	Cost of goods sold	(5,548)	(124)
Three months ended July 2, 2011	(1,026)	Cost of goods sold	(2,471)	(95)
Three months ended July 3, 2010	5,173	Cost of goods sold	(906)	235

As of July 2, 2011, approximately $7.7 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.

The Company hedges its net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses are recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current operations within Other (expense) income, net.

As of July 2, 2011, January 1, 2011 and July 3, 2010, the Company dedesignated an aggregate 131.5 million euro, 230.0 million euro and 209.0 million euro, respectively, of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries.

During the second quarter of 2011, the Company repaid 128.5 million euro aggregate principal amount of the Euro Notes, discussed above. During the second quarter of 2011, the Company dedesignated 30.0 million euro of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries and during the first quarter of 2010, the Company dedesignated 66.0 million euro of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries, in each instance due to decreases in the carrying value of the hedged item.

The Company recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Six Months Ended		Three Months Ended
In millions	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)
Effective portion recognized within Accumulated OCI	$(13.6)	$25.5	$(3.4)	$13.0
Ineffective portion recognized within Other (expense) income, net	(25.9)	37.8	(6.3)	19.3

The Company occasionally uses short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, the Company entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. As of July 2, 2011, the Company had forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.7 million related to these derivative instruments were reflected within Other (expense) income, net for the six and three months ended July 2, 2011.

16.    SHARE-BASED COMPENSATION

The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of July 2, 2011, the Company has not materially changed the terms of any outstanding awards.

In May 2011, the shareholders approved and the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), under which stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, shares of restricted stock, restricted stock units, shares of unrestricted stock and performance shares may be granted to officers, other key employees, outside directors and consultants to the Company, its subsidiaries and its joint ventures, in each case as selected by the Company’s Compensation Committee. The 2011 Plan provides for the issuance of up to 3,000,000 shares of common stock, of which no more than 1,500,000 shares may be awarded pursuant to grants of restricted stock, restricted stock units, unrestricted stock and performance shares.

Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

Compensation expense related to the Company’s share-based payment awards totaled $3.6 million and $3.6 million for the six months ended July 2, 2011 and July 3, 2010, respectively, and $1.9 million and $1.8 million during the three months ended July 2, 2011 and July 3, 2010, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Six Months Ended
Valuation Assumptions:	July 2, 2011	July 3, 2010
Weighted-average fair value of options granted	$2.50	$3.56
Expected volatility	56.9% to 58.8%	56.9% to 58.8%
Weighted-average volatility	58.4%	58.4%
Expected term (in years)	5.0	5.0
Dividend yield	—	—
Risk-free rate	0.3% to 5.3%	0.3% to 5.3%
Expected annual forfeiture	12.6%	12.6%

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

A summary of award activity under stock option plans as of July 2, 2011 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	6,897,146	$14.39	4.9	$9,653
Granted	902,500	4.97
Exercised	(6,000)	4.10		6
Cancelled/expired	(382,678)	24.61
Outstanding at July 2, 2011	7,410,968	$12.72	5.0	$4,892

Vested or expected to vest at July 2, 2011	6,522,361	$13.67	4.6	$4,457

Exercisable at July 2, 2011	2,591,468	$27.35	3.1	$53

As of July 2, 2011, there were approximately 4.8 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $2.49.

As of July 2, 2011, there was $8.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the six month periods ended July 2, 2011 and July 3, 2010 was $2.9 million and $1.1 million, respectively.

Restricted Stock

A summary of award activity under restricted stock plans as of July 2, 2011 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2011 (a)	1,691,591	$9.24
Granted (b)	631,200	5.21
Vested	(89,710)	12.63
Cancelled (a)	(212,329)	14.44
Nonvested stock at July 2, 2011 (b)	2,020,752	$7.28

Expected to vest as of July 2, 2011	1,284,719	$7.89

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

As of July 2, 2011, there was $5.0 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the six month periods ended July 2, 2011 and July 3, 2010 was $1.1 million and $7.2 million, respectively.

17.    LEGAL PROCEEDINGS

A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the “Footwear License Agreement”). The Company sent the plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserts claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud and brand dilution. Plaintiffs seek both declaratory and injunctive relief, as well as damages of not less than $125.0 million. On February 17, 2011, the Company moved to dismiss the amended complaint in its entirety. That motion is pending. The Company believes the allegations in the amended complaint are without merit.

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

18.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not affect the Company’s financial position, results of operations and cash flows, but will require additional disclosure.

In June 2011, new accounting guidance on comprehensive income was issued, which revises the presentation of comprehensive income in financial statements. The adoption of the new guidance will not affect the Company’s financial position, results of operations or cash flows, but will require the Company to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income in either (i) a continuous statement of comprehensive income or (ii) as two separate but consecutive statements. The new accounting guidance is effective at the start of the Company’s 2012 fiscal year beginning on January 1, 2012.

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

•

Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, concession and e-commerce operations of our AXCESS, CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS and DKNY® ACTIVE brands, among others.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis and executing the turnaround at MEXX Europe, sustaining recent performance in connection with the re-launch at LUCKY BRAND, reinvigorating the JUICY COUTURE domestic business while expanding its international operations, and continuing to drive profitable growth at KATE SPADE and with our licensed LIZ CLAIBORNE brand at J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (collectively, “JCPenney”).

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2010 Annual Report on Form 10-K.

Recent Developments

In June 2011, we established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture will operate under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and is expected to commence operations in the fourth quarter of 2011.

On April 7, 2011, we completed an offering of $220.0 million 10.5% Senior Secured Notes (the “Senior Notes”). The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund a cash tender offer (the “Tender Offer”) to repurchase 128.5 million euro aggregate principal amount of our 5.0% Notes due July 2013 (the “Euro Notes”), of which 221.5 million euro remain outstanding. The remaining proceeds were used for general corporate purposes. These transactions extended the weighted average maturity profile of our debt.

On April 8, 2011, we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. We recognized a $6.5 million pretax gain on the extinguishment of debt in the second quarter of 2011. For further information concerning our debt and credit facilities, see Note 8 of Notes to Condensed Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.

In the first quarter of 2011, we initiated actions to close certain MEXX Europe retail locations, including the closure of up to 110 retail stores by the end of the second quarter of 2012. In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which are expected to be completed in the second half of 2012. Also, during the second quarter of 2011, the Company initiated actions to close our MONET concessions in Europe, which are expected to be completed in the first quarter of 2012. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges (see Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements).

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. We will also continue to closely manage spending, with 2011 capital expenditures expected to be $98.0 - $103.0 million, including $75.0 - $80.0 million of capital expenditures for general corporate purposes and $23.0 million for the purchase of our Ohio distribution center under the terms of the previously existing synthetic lease agreement, compared to $80.9 million in 2010.

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

Overall Results for the Six Months Ended July 2, 2011

Net Sales

Net sales for the first half of 2011 were $1.069 billion, a decrease of $51.9 million, or 4.6%, compared to net sales for the first half of 2010. Excluding the impact of a $94.9 million decline in net sales related to brands that have been licensed or exited, a significant portion of which was associated with a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, Inc. (“QVC”), net sales increased $43.0 million, or 3.8%. Net sales increased in our Domestic-Based Direct Brands segment and, to a lesser extent, our International-Based Direct Brands segment, partially offset by a decline in net sales within our ongoing Partnered Brands segment. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $20.6 million.

Gross Profit and Loss from Continuing Operations

Gross profit in the first half of 2011 was $557.4 million, an increase of $20.1 million compared to the first half of 2010, primarily due to increased net sales in our Domestic-Based Direct Brands segment and, to a lesser extent, our International-Based Direct Brands segment, partially offset by a decrease in our Partnered Brands segment. Gross profit as a percentage of net sales increased to 52.1% in the first half of 2011 from 47.9% in the first half of 2010, reflecting an improved gross profit rate in our Partnered Brands segment due to the transition to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC. The gross profit rate also reflected improvements in our International-Based Direct Brands segment and an increased proportion of sales from the retail operations of our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average.

We recorded a loss from continuing operations of $171.7 million in the first six months of 2011, as compared to a loss from continuing operations of $132.9 million in the first half of 2010. The increased loss from continuing operations primarily reflected a change in Other (expense) income, which included foreign currency translation (losses) gains of $(25.9) million and $37.8 million in the first half of 2011 and 2010, respectively, related to our Euro Notes (see “Financial Position, Liquidity and Capital Resources – Hedging Activities”) and an increase in Selling, general and administrative expenses (“SG&A”), partially offset by an increase in gross profit and a reduction in net interest expense, including the gain on the extinguishment of 128.5 million euro of our Euro Notes in the second quarter of 2011.

Balance Sheet

We ended the first six months of 2011 with a net debt position of $741.6 million as compared to $567.6 million at the end of the first six months of 2010. The debt balance as of July 3, 2010 reflected the repayment of borrowings under the amended and restated revolving credit facility with $165.7 million net of income tax refunds received during the first six months of 2010. The $174.0 million increase in our net debt primarily reflected (i) the use of increased borrowings under our amended and restated revolving credit facility to fund $108.4 million of capital and in-store shop expenditures over the last 12 months, including $23.0 million to purchase our Ohio distribution center and (ii) $220.1 million of proceeds from the issuance of the Senior Notes, partially offset by the repayment of $178.3 million of our Euro Notes in connection with the Tender Offer. We generated $31.1 million in cash from continuing operations over the past 12 months. The effect of changes in foreign currency exchange rates on our Euro Notes increased our debt balance by $68.1 million at July 2, 2011 compared to July 3, 2010.

International Operations

In the first six months of 2011, international sales represented 36.5% of our overall sales, as compared to 34.9% in the first six months of 2010. Accordingly, our overall results can be greatly impacted by changes in foreign currency exchange rates, which increased net sales in the first six months of 2011 by $20.6 million. The period-over-period fluctuations of the euro and Canadian dollar against the US dollar have positively impacted sales in our Canadian and European businesses. Although we use foreign currency forward contracts and options to hedge against our exposure to exchange rate fluctuations affecting the actual cash flows of our international operations, unanticipated shifts in exchange rates could have an impact on our financial results.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments and on a geographic basis.

SIX MONTHS ENDED JULY 2, 2011 COMPARED TO SIX MONTHS ENDED JULY 3, 2010

The following table sets forth our operating results for the six months ended July 2, 2011 (comprised of 26 weeks) compared to the six months ended July 3, 2010 (comprised of 26 weeks):

	Six Months Ended		Variance
Dollars in millions	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	$	%

Net Sales	$1,069.1	$1,121.0	$(51.9)	(4.6)%

Gross Profit	557.4	537.3	20.1	3.7%

Selling, general & administrative expenses	678.7	669.5	(9.2)	(1.4)%

Impairment of intangible assets	--	2.6	2.6	*

Operating Loss	(121.3)	(134.8)	13.5	10.0%

Other (expense) income, net	(24.5)	41.8	(66.3)	*

Gain on extinguishment of debt	6.5	--	6.5	*

Interest expense, net	(29.8)	(34.5)	4.7	13.6%

Provision for income taxes	2.6	5.4	2.8	51.9%

Loss from Continuing Operations	(171.7)	(132.9)	(38.8)	(29.2)%

Discontinued operations, net of income taxes	(14.5)	(26.3)	11.8	44.9%

Net Loss	(186.2)	(159.2)	(27.0)	(17.0)%

Net loss attributable to the noncontrolling interest	--	(0.6)	(0.6)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(186.2)	$(158.6)	$(27.6)	(17.4)%

*   Not meaningful.

Net Sales

Net sales for the first half of 2011 were $1.069 billion, a decrease of $51.9 million, or 4.6%, compared to the first half of 2010. Excluding the impact of a $94.9 million decline in net sales related to brands that have been licensed or exited, a significant portion of which was associated with a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, net sales increased $43.0 million, or 3.8%. Net sales increased in our Domestic-Based Direct Brands segment and, to a lesser extent, our International-Based Direct Brands segment, partially offset by a decline in net sales within our on going Partnered Brands segment. The effect of fluctuations in foreign currency exchange rates increased net sales by $20.6 million.

Net sales results for our segments are provided below:

•	Domestic-Based Direct Brands net sales were $540.5 million, an increase of $57.7 million, or 12.0%, reflecting the following:
-

Net sales for JUICY COUTURE were $232.5 million, a 1.7% increase compared to 2010, which primarily reflected increases in our outlet and e-commerce operations, partially offset by decreases in our wholesale apparel, specialty retail and wholesale non-apparel operations.

We ended the first half of 2011 with 79 specialty retail stores, 49 outlet stores and 5 concessions, reflecting the net addition over the last 12 months of 11 specialty retail stores, 14 outlet stores and 5 concessions. Key operating metrics for our JUICY COUTURE retail operations included the following:

—           Average retail square footage in the first six months of 2011 was approximately 420 thousand square feet, a 28.4% increase compared to 2010;

—           Sales productivity was $285 per average square foot as compared to $339 for the first six months of 2010; and

—           Comparable direct-to-consumer net sales, inclusive of e-commerce and concessions, decreased 6.0% in the first six months of 2011. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for the first six months of 2010 were based on the retail sales data provided by the third party operator.

-                    Net sales for LUCKY BRAND were $180.6 million, a 1.4% increase compared to 2010, reflecting increases in our specialty retail and e-commerce operations, partially offset by a decrease in our wholesale operations.

We ended the first half of 2011 with 180 specialty retail stores and 40 outlet stores, reflecting the net closure over the last 12 months of 10 specialty retail stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—           Average retail square footage in the first six months of 2011 was approximately 567 thousand square feet, a 2.6% decrease compared to 2010;

—           Sales productivity was $184 per average square foot as compared to $169 for the first six months of 2010; and

—           Comparable direct-to-consumer net sales increased by 12.6% in the first six months of 2011.

-                    Net sales for KATE SPADE were $127.4 million, a 67.4% increase compared to 2010, driven by increases in e-commerce, specialty retail, wholesale non-apparel, outlet and wholesale apparel operations.

We ended the first half of 2011 with 44 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 5 specialty retail stores. Key operating metrics for our KATE SPADE retail operations included the following:

—           Average retail square footage in the first six months of 2011 was approximately 145 thousand square feet, a 4.2% increase compared to 2010;

—           Sales productivity was $400 per average square foot as compared to $265 for the first six months of 2010; and

—           Comparable direct-to-consumer net sales increased by 76.0% in the first six months of 2011.

•                  International-Based Direct Brands net sales were $345.3 million, an increase of $1.6 million, or 0.5%, compared to 2010, primarily due to increases in our MEXX Europe wholesale and e-commerce operations and MEXX Canada retail operations. These increases were partially offset by a decrease in our MEXX Europe retail operations. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $326.9 million, a 4.9% decrease as compared to 2010.

We ended the first half of 2011 with 169 specialty retail stores, 85 outlet stores and 132 concessions, reflecting the net closure over the last 12 months of 43 concessions and 9 outlet stores. Key operating metrics for our MEXX retail operations included the following:

-                    Average retail square footage in the first six months of 2011 was approximately 1.457 million square feet, a 5.9% decrease compared to 2010;

-                    Sales productivity was $139 per average square foot as compared to $131 for the first six months of 2010; and

-                    Comparable direct-to-consumer net sales decreased by 0.1% in the first six months of 2011.

•                  Partnered Brands net sales were $183.3 million, a decrease of $111.2 million, or 37.7%, reflecting:

-                    A $94.9 million, or 32.2%, decrease related to brands that have been licensed or exited, substantially all of which was related to a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; and

-                    A net $16.3 million, or 5.5%, decrease related to reduced sales of our other Partnered Brands, primarily related to our AXCESS brand, partially offset by increased sales related to our licensed DKNY® JEANS brand.

Comparable direct-to-consumer sales are calculated as follows:

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

Viewed on a geographic basis, Domestic net sales decreased by $51.0 million, or 7.0%, to $678.5 million, principally reflecting the declines within our Partnered Brands segment, JUICY COUTURE wholesale and specialty retail operations and LUCKY BRAND wholesale operations, partially offset by increases across all of our KATE SPADE operations, our JUICY COUTURE outlet and e-commerce operations and our LUCKY BRAND direct-to-consumer operations. International net sales decreased by $0.9 million, or 0.2%, to $390.6 million, primarily due to sales declines in our MEXX Europe retail operations and Partnered Brands operations in Europe, substantially offset by an increase in sales in our MEXX Europe wholesale and e-commerce operations, our Domestic-Based Direct Brands due to international expansion and our MEXX Canada operations. The impact of fluctuations in foreign currency exchange rates increased international sales by $20.6 million.

Gross Profit

Gross profit in the first half of 2011 was $557.4 million (52.1% of net sales), compared to $537.3 million (47.9% of net sales) in the first half of 2010. The increase in gross profit is primarily due to increased direct-to-consumer net sales across all brands in our Domestic-Based Direct Brands segment and increased net sales in our International-Based Direct Brands segment, partially offset by decreases in net sales in our Partnered Brands segment and JUICY COUTURE and LUCKY BRAND wholesale operations within our Domestic-Based Direct Brands segment. Fluctuations in foreign currency exchange rates in our international businesses increased our overall gross profit by $11.0 million. Our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. In addition, the gross profit rate improved in our Partnered Brands segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model and the gross profit rate improved, to a lesser extent, in our International-Based Direct Brands segment.

Selling, General & Administrative Expenses

SG&A increased $9.2 million, or 1.4%, to $678.7 million in the first half of 2011 from $669.5 million in the first half of 2010. The increase in SG&A reflected the following:

•

A $37.0 million increase in our Domestic-Based Direct Brands segment, primarily due to increased direct-to-consumer expansion, including an increase in payroll related expenses, advertising expenses and professional fees;

•	A $14.6 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;
•	A $2.8 million increase in expenses associated with our streamlining initiatives and brand-exiting activities;
•

A $40.2 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; and

•	A $5.0 million decrease in our International-Based Direct Brands segment, including a decrease in concession fees and an increase in advertising expenses.

Aggregate charges of $30.0 million related to the closure of the Ohio distribution center were included in expenses associated with our streamlining initiatives and brand-exiting activities in the first half of 2011. SG&A as a percentage of net sales was 63.5%, compared to 59.7% in the first half of 2010, primarily reflecting increased SG&A in our Domestic-Based Direct brands segment to support retail expansion and decreased net sales in our Partnered Brands segment, which exceeded the proportionate reduction in SG&A.

Impairment of Intangible Assets

In the first half of 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.

Operating Loss

Operating loss for the first half of 2011 was $121.3 million ((11.3)% of net sales) compared to $134.8 million ((12.0)% of net sales) in 2010. The impact of fluctuations in foreign currency exchange rates in our international operations increased the operating loss in 2011 by $3.6 million. Operating loss by segment is provided below:

•

Domestic-Based Direct Brands operating loss in the first half of 2011 was $42.5 million ((7.9)% of net sales), compared to an operating loss of $23.0 million ((4.8)% of net sales) in 2010. The period-over-period change in operating loss reflected (i) an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, professional fees and advertising expenses; (ii) an increase in expenses associated with our streamlining initiatives; and (iii) increased gross profit, as discussed above.

•

International-Based Direct Brands operating loss in the first half of 2011 was $60.0 million ((17.4)% of net sales), compared to an operating loss of $55.6 million ((16.2)% of net sales) in 2010. The period-over-period change in operating loss reflected (i) an increase in SG&A, including an increase in advertising expenses; (ii) an increase in expenses associated with our streamlining initiatives; and (iii) a reduction in concession fees. The impact of fluctuations in foreign currency exchange rates increased operating loss by $3.8 million.

•

Partnered Brands operating loss in the first half of 2011 was $18.8 million ((10.2)% of net sales), compared to an operating loss of $56.2 million ((19.1)% of net sales) in 2010. The decreased operating loss reflected (i) reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; (ii) a decrease in expenses associated with our streamlining activities and brand-exiting activities; and (iii) reduced gross profit, as discussed above.

On a geographic basis, Domestic operating loss decreased by $5.4 million to a loss of $69.5 million for the first half of 2011, compared to $74.9 million in the first half of 2010, which reflected reduced losses in our Partnered Brands segment, partially offset by increased losses in our Domestic-Based Direct Brands segment. The International operating loss was $51.7 million in the first half of 2011, compared to an operating loss of $59.9 million in the first half of 2010. This change reflected decreased losses in our Partnered Brands operations in Europe and Canada, partially offset by increased losses in our International-Based Direct Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating loss by $3.6 million.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(24.5) million and $41.8 million for the six months ended July 2, 2011 and July 3, 2010, respectively. Other (expense) income, net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation (losses) gains of $(25.9) million and $37.8 million on our euro-denominated notes within earnings in the first half of 2011 and 2010, respectively; (ii) foreign currency transaction gains and losses in the first half of 2011 and 2010; and (iii) equity in earnings of our investment in Kate Spade Japan Co., Ltd. (“KSJ”).

Gain on Extinguishment of Debt

During the six months ended July 2, 2011, we recorded a $6.5 million gain on the extinguishment of debt in connection with the repurchase of 128.5 million euro of our Euro Notes.

Interest Expense, Net

Interest expense, net decreased $4.7 million, or 13.6%, to $29.8 million for the six months ended July 2, 2011, as compared to $34.5 million for the six months ended July 3, 2010, primarily reflecting a $10.0 million reduction in amortization of deferred financing costs, including a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility. Interest expense in 2011 reflected the issuance of the Senior Notes in April 2011 and reduced expense due to the tender of 128.5 million euro of our Euro Notes.

Provision for Income Taxes

The income tax provision of $2.6 million and $5.4 million for the six months ended July 2, 2011 and July 3, 2010, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first half of 2011 increased to $171.7 million, or (16.1)% of net sales, from $132.9 million, or (11.9)% of net sales, in the first half of 2010. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. was $(1.82) in 2011 and $(1.40) in 2010.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first half of 2011 was $14.5 million, reflecting a loss on disposal of discontinued operations of $10.5 million and a $4.0 million loss from discontinued operations. Loss from discontinued operations in the first half of 2010 was $26.3 million, reflecting a $12.0 million loss on disposal of discontinued operations, primarily associated with the LIZ CLAIBORNE Canada stores and the LIZ CLAIBORNE outlets in the US and Puerto Rico and a $14.3 million loss from discontinued operations. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(0.15) in 2011 and $(0.28) in 2010.

Net Loss Attributable to Liz Claiborne Inc.

Net loss attributable to Liz Claiborne, Inc. in the first half of 2011 increased to $186.2 million from $158.6 million in the first half of 2010. EPS was $(1.97) in 2011 and $(1.68) in 2010.

THREE MONTHS ENDED JULY 2, 2011 COMPARED TO THREE MONTHS ENDED JULY 3, 2010

The following table sets forth our operating results for the three months ended July 2, 2011 (comprised of 13 weeks) compared to the three months ended July 3, 2010 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)	$	%

Net Sales	$555.8	$536.8	$19.0	3.5%

Gross Profit	288.6	266.5	22.1	8.3%

Selling, general & administrative expenses	359.7	340.0	(19.7)	(5.8)%

Impairment of intangible assets	--	2.6	2.6	*

Operating Loss	(71.1)	(76.1)	5.0	6.6%

Other (expense) income, net	(2.4)	22.0	(24.4)	*

Gain on extinguishment of debt	6.5	--	6.5	*

Interest expense, net	(17.2)	(19.1)	1.9	9.9%

Provision for income taxes	4.0	3.8	(0.2)	(5.3)%

Loss from Continuing Operations	(88.2)	(77.0)	(11.2)	(14.5)%

Discontinued operations, net of income taxes	(1.7)	(10.2)	8.5	83.3%

Net Loss	(89.9)	(87.2)	(2.7)	(3.1)%

Net loss attributable to the noncontrolling interest	--	(0.4)	(0.4)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(89.9)	$(86.8)	$(3.1)	(3.6)%

*   Not meaningful.

Net Sales

Net sales for the second quarter of 2011 were $555.8 million, an increase of $19.0 million, or 3.5%, compared to the second quarter of 2010. Excluding the impact of a $36.5 million decrease in net sales of brands that have been licensed or exited, a significant portion of which was associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, net sales increased $55.5 million, or 10.3%. This increase primarily reflected improved net sales in our Domestic-Based Direct Brands and International-Based Direct Brands segments, partially offset by a decrease in net sales within our ongoing Partnered Brands segment. The impact of foreign currency exchange rates in our international businesses increased net sales by $18.9 million in the second quarter of 2011.

Net sales results for our segments are provided below:

•                  Domestic-Based Direct Brands net sales were $282.5 million, an increase of $42.5 million, or 17.7%, reflecting the following:

-                    Net sales for JUICY COUTURE were $117.2 million, a 4.7% increase compared to 2010, which primarily reflected increases in our outlet and e-commerce operations, partially offset by decreases in our wholesale apparel and non apparel operations.

Key operating metrics for our JUICY COUTURE retail operations included the following:

—           Average retail square footage in the second quarter of 2011 was approximately 420 thousand square feet, a 27.3% increase compared to the second quarter of 2010;

—           Sales productivity was $150 per average square foot as compared to $167 for the second quarter of 2010; and

—           Comparable direct-to-consumer net sales were flat in the second quarter of 2011. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for the second quarter of 2010 were based on the retail sales data provided by the third party operator.

-                    Net sales for LUCKY BRAND were $97.2 million, a 12.5% increase compared to 2010, reflecting increases in our specialty retail, wholesale apparel and outlet operations, partially offset by a decrease in our wholesale non-apparel operations.

Key operating metrics for our LUCKY BRAND retail operations included the following:

—           Average retail square footage in the second quarter of 2011 was approximately 563 thousand square feet, a 3.2% decrease compared to the second quarter of 2010;

—           Sales productivity was $99 per average square foot as compared to $81 for the second quarter of 2010; and

—           Comparable direct-to-consumer net sales increased by 21.5% in the second quarter of 2011.

-                    Net sales for KATE SPADE were $68.1 million, a 63.8% increase compared to 2010, driven by increases in e-commerce, specialty retail, outlet, wholesale non-apparel and wholesale apparel operations.

Key operating metrics for our KATE SPADE retail operations included the following:

—           Average retail square footage in the second quarter of 2011 was approximately 143 thousand square feet, a 2.8% increase compared to the second quarter of 2010;

—           Sales productivity was $228 per average square foot as compared to $150 for the second quarter of 2010; and

—           Comparable direct-to-consumer net sales increased by 77.1% in the second quarter of 2011.

•                  International-Based Direct Brands net sales were $180.1 million, an increase of $17.6 million, or 10.8%, compared to 2010, primarily due to increases in our MEXX Europe wholesale and e-commerce operations and MEXX Canada retail operations. These increases were partially offset by a decrease in our MEXX Europe retail operations. Excluding the impact of fluctuations in foreign currency exchange rates, net sales were $162.8 million, flat compared to 2010.

Key operating metrics for our MEXX retail operations included the following:

-                    Average retail square footage in the second quarter of 2011 was approximately 1.367 million square feet, an 11.7% decrease compared to 2010;

-                    Sales productivity was $87 per average square foot as compared to $71 for the second quarter of 2010; and

-                    Comparable direct-to-consumer net sales increased by 3.6% in the second quarter of 2011.

•                  Partnered Brands net sales were $93.2 million, a decrease of $41.1 million, or 30.6%, reflecting:

-                    A $36.5 million, or 27.2%, decrease related to brands that have been licensed or exited, a significant portion of which was related to a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; and

-                    A net $4.6 million, or 3.4%, decrease related to reduced sales of our other Partnered Brands, primarily related to our AXCESS brand, partially offset by increased sales related to our licensed DKNY® JEANS brand.

Viewed on a geographic basis, Domestic net sales increased by $6.1 million, or 1.7%, to $355.2 million, principally reflecting increases within all of our KATE SPADE operations, our JUICY COUTURE outlet and e-commerce operations and our LUCKY BRAND retail and wholesale apparel operations, partially offset by decreases in our Partnered Brands segment and our JUICY COUTURE wholesale operations. International net sales increased by $13.0 million, or 6.9%, to $200.6 million, primarily due to net sales increases in our MEXX Europe wholesale and e-commerce operations and

MEXX Canada retail operations, partially offset by a decrease in net sales in our MEXX Europe retail operations. The impact of fluctuations in foreign currency exchange rates increased international sales by $18.9 million.

Gross Profit

Gross profit in the second quarter of 2011 was $288.6 million (51.9% of net sales), compared to $266.5 million (49.6% of net sales) in the second quarter of 2010. The increase in gross profit is primarily due to increased direct-to-consumer net sales across all brands of our Domestic-Based Direct Brands segment and increased sales in our International-Based Direct Brands segment, partially offset by decreased net sales in our Partnered Brands segment and JUICY COUTURE wholesale operations within our Domestic-Based Direct Brands segment. Fluctuations in foreign currency exchange rates in our international businesses increased our overall gross profit by $10.1 million. The gross profit rate increased in our Partnered Brands segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model. In addition, the gross profit rate improved due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses

SG&A increased $19.7 million, or 5.8%, to $359.7 million in the second quarter of 2011 from $340.0 million in the second quarter of 2010. The increase in SG&A reflected the following:

•

A $15.5 million increase in our Domestic-Based Direct Brands segment, primarily due to increased direct-to-consumer expansion, including an increase in payroll related expenses, advertising expenses and professional fees;

•	A $13.3 million increase due to the impact of fluctuations in foreign currency exchange rates in our international operations;
•	A $12.0 million increase in expenses associated with our streamlining initiatives and brand-exiting activities;
•

A $19.1 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of an increase associated with our LIZ CLAIBORNE family of brands as we transition to the licensing model under the JCPenney and QVC arrangements; and

•	A $2.0 million decrease in our International-Based Direct Brands segment, including a decrease in concession fees and an increase in advertising expenses.

Aggregate charges of $30.0 million related to the closure of the Ohio distribution center were included in expenses associated with our streamlining initiatives and brand-exiting activities in the second quarter of 2011. SG&A as a percentage of net sales was 64.7%, compared to 63.3% in the second quarter of 2010, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average, and decreased net sales in our Partnered Brands segment, which exceeded proportionate reductions in SG&A.

Impairment of Intangible Assets

In the second quarter of 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.

Operating Loss

Operating loss for the second quarter of 2011 was $71.1 million ((12.8)% of net sales) compared to $76.1 million ((14.2)% of net sales) in 2010. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating loss by $3.2 million in 2011. Operating loss by segment is provided below:

•

Domestic-Based Direct Brands operating loss was $23.6 million ((8.4)% of net sales), compared to an operating loss of $13.1 million ((5.4)% of net sales) in 2010. The operating loss reflected (i) increased expenses associated with our streamlining initiatives; (ii) an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, professional fees and advertising expenses; and (iii) increased gross profit, as discussed above.

•

International-Based Direct Brands operating loss was $30.2 million ((16.7)% of net sales), compared to an operating loss of $26.2 million ((16.1)% of net sales) in 2010. The increased operating loss reflected an increase in SG&A, including a reduction in concession fees, partially offset by an increase in gross profit, as discussed above. The impact of fluctuations in foreign currency exchange rates increased operating loss by $3.5 million.

•

Partnered Brands operating loss in the second quarter was $17.3 million ((18.5)% of net sales), compared to an operating loss of $36.9 million ((27.5)% of net sales) in 2010. The decreased operating loss reflected (i) reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; (ii) a decrease in expenses associated with our streamlining activities and brand-exiting activities; and (iii) reduced gross profit, as discussed above.

On a geographic basis, Domestic operating loss decreased by $3.3 million to a loss of $43.2 million for the second quarter of 2011, compared to $46.5 million in the second quarter of 2010, which reflected reduced losses in our Partnered Brands segment, partially offset by increased losses in our Domestic-Based Direct Brands segment. The International operating loss decreased by $1.7 million to a loss of $27.9 million for the second quarter of 2011, compared to an operating loss of $29.6 million in the second quarter of 2010. This change reflected increased operating income in our Partnered Brands operations in Europe and Canada, partially offset by the increased losses in our International-Based Direct Brands segment. The impact of fluctuations in foreign currency exchange rates in our international operations increased operating loss by $3.2 million.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(2.4) million and $22.0 million in the three months ended July 2, 2011 and July 3, 2010, respectively. Other (expense) income, net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation (losses) gains of $(6.3) million and $19.3 million on our euro-denominated notes within earnings in the second quarter of 2011 and 2010, respectively; (ii) foreign currency transaction gains and losses in the second quarter of 2011 and 2010; and (iii) equity in earnings of our investment in KSJ.

Gain on Extinguishment of Debt

During the three months ended July 2, 2011, we recorded a $6.5 million gain on the extinguishment of debt in connection with the repurchase of 128.5 million euro of our Euro Notes.

Interest Expense, Net

Interest expense, net decreased $1.9 million, or 9.9%, to $17.2 million for the three months ended July 2, 2011, as compared to $19.1 million for the three months ended July 3, 2010, primarily reflecting the absence in 2011 of a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility. Interest expense in 2011 reflected the issuance of the Senior Notes in April 2011 and reduced expense due to the tender of 128.5 million euro of our Euro Notes.

Provision for Income Taxes

The income tax provision of $4.0 million and $3.8 million for the three months ended July 2, 2011 and July 3, 2010, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the second quarter of 2011 increased to $88.2 million, or (15.9)% of net sales, from $77.0 million, or (14.3)% of net sales, in the second quarter of 2010. EPS from continuing operations attributable to Liz Claiborne, Inc. was $(0.93) in 2011 and $(0.81) in 2010.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the second quarter of 2011 was $1.7 million, reflecting a loss on disposal of discontinued operations of $1.4 million and a $0.3 million loss from discontinued operations. Loss from discontinued operations in the second quarter of 2010 was $10.2 million, reflecting a $5.2 million loss on disposal of discontinued operations, primarily associated with the LIZ CLAIBORNE outlet stores in the US and Puerto Rico, and a $5.0 million loss from discontinued operations. EPS from discontinued operations attributable to Liz Claiborne, Inc. was (0.02) in 2011 and $(0.11) in 2010.

Net Loss Attributable to Liz Claiborne Inc.

Net loss attributable to Liz Claiborne, Inc. in the second quarter of 2011 increased to $89.9 million from $86.8 million in the second quarter of 2010. EPS was $(0.95) in 2011 and $(0.92) in 2010.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. Our primary ongoing cash requirements are to (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, consolidation of office space, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources of Cash. Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations and cash and cash equivalents, as well as borrowings through our lines of credit.

On April 7, 2011, we completed our offering of the Senior Notes. The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund the Tender Offer to repurchase 128.5 million euro aggregate principal amount of our Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. The remaining proceeds were used for general corporate purposes. We recognized a $6.5 million pretax gain on the extinguishment of debt in the second quarter of 2011.

As a result of the completion of the Tender Offer and the issuance of the Senior Notes, we have significantly reduced the amount of indebtedness that will come due prior to the end of 2013. Nevertheless, because the interest rate on the Senior Notes is 10.5%, compared to an interest rate of 5.0% on the Euro Notes that have been refinanced, our cash interest expense has increased as a result of those transactions.

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

Under the Amended Agreement, availability is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. The Amended Agreement will expire in August 2014, provided that in the event that our remaining Euro Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our $90.0 million 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. We are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable commitments. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

The Convertible Notes enhance flexibility by allowing us to utilize cash or shares to repay the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the second quarter of 2011 and are convertible during the third quarter of 2011. On May 19, 2011, we obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. As a result of the approval, if the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

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

The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and to comply with other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations.

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

Cash and Debt Balances. We ended the first half of 2011 with $27.2 million in cash and marketable securities, compared to $22.0 million at the end of the first half of 2010 and with $768.8 million of debt outstanding at the end of the first half of 2011, compared to $589.6 million at the end of the first half of 2010. The debt balance as of July 3, 2010 reflected the repayment of borrowings under the amended and restated revolving credit facility with $165.7 million of net income tax refunds received during the first half of 2010. The $174.0 million increase in our net debt position (total debt less cash and marketable securities) over the last twelve months primarily reflected (i) the use of increased borrowings under our amended and restated revolving credit facility to fund $108.4 million of capital and in-store shop expenditures, including $23.0 million to purchase our Ohio distribution center under the terms of the previously existing synthetic lease agreement and (ii) $220.1 million of proceeds from the issuance of the Senior Notes, partially offset by the repayment of $178.3 million of our Euro Notes in connection with the Tender Offer. We generated $31.1 million in cash flows from continuing operations over the last 12 months. The effect of foreign currency translation on our Euro Notes increased our debt balance by $68.1 million at July 2, 2011, compared to July 3, 2010.

Accounts Receivable decreased $16.3 million, or 8.5%, at July 2, 2011 compared to July 3, 2010, primarily due to decreased wholesale sales in our Partnered Brands segment, partially offset by the impact of fluctuations in foreign currency exchange rates, which increased accounts receivable by $7.1 million. Accounts receivable decreased $32.1 million, or 15.4% at July 2, 2011 compared to January 1, 2011, primarily due to decreased wholesale sales in our Partnered Brands and our Domestic-Based Direct Brands segments and the timing of wholesale shipments for our International-Based Direct Brands segment.

Inventories increased $6.2 million, or 2.0% at July 2, 2011 compared to July 3, 2010, primarily due to: (i) an increase in Domestic-Based Direct Brands inventory to support growth initiatives, including retail store expansion and (ii) the impact of fluctuations in foreign currency exchange rates, which increased inventories by $13.0 million. These increases in inventories were partially offset by (i) the period-over-period impact of decreased sales in our Partnered Brands segment and (ii) the impact of brands that have been licensed or exited. Compared to January 1, 2011, inventory increased $25.7 million, or 8.9%, primarily due to an increase of inventory in our International-

Based Direct Brands segment due to timing of wholesale shipments for our MEXX Europe operations to support wholesale growth.

Borrowings under our amended and restated revolving credit facility peaked at $181.3 million during the first half of 2011, compared to a peak of $150.4 million during the first half of 2010. Our borrowings under this facility totaled $140.1 million at July 2, 2011, compared to $63.0 million at July 3, 2010.

Net cash (used in) provided by operating activities of our continuing operations was $(68.2) million in the first half of 2011, compared to $76.2 million in the first half of 2010, which included $165.7 million of income tax refunds and a $24.3 million refund to Li & Fung related to a buying/sourcing agreement. The remaining $3.0 million period-over-period change, net of income tax refunds and the refund to Li & Fung, was primarily due to reduced losses in 2011 compared to 2010 (excluding foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $14.5 million and $9.2 million of cash in the six months ended July 2, 2011 and July 3, 2010, respectively.

Net cash used in investing activities of our continuing operations was $58.8 million in the first half of 2011, compared to $38.6 million in the first half of 2010. Net cash used in investing activities in the six months ended July 2, 2011 primarily reflected the use of $56.8 million for capital and in-store shop expenditures, inclusive of $23.0 million for the purchase of the Ohio distribution center and $1.6 million for acquisition related payments for our previous acquisition of MAC & JAC. Net cash used in investing activities in the six months ended July 3, 2010 primarily reflected the use of: (i) $29.3 million for capital and in-store shop expenditures; (ii) $5.0 million for acquisition related payments for our previous acquisition of LUCKY BRAND; and (iii) $4.0 million for investments in and advances to KSJ. In addition, the investing activities of our discontinued operations provided $0.5 million and used $6.2 million of cash in the six months ended July 2, 2011 and July 3, 2010, respectively.

Net cash provided by (used in) financing activities was $147.7 million in the first half of 2011, compared to $(17.6) million in the first half of 2010. The $165.3 million period-over-period increase primarily reflected a $160.1 million increase in net cash provided by borrowing activities, including a net $41.8 million increase from the receipt of proceeds from the issuance of the Senior Notes, which were partially used to repay the Euro Notes and an increase in borrowings under our amended and restated revolving credit facility to fund cash requirements for current year operating activities. These increases were partially offset by a decrease of $4.2 million in cash paid for deferred financing fees.

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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 62 store leases were assigned to third parties, of which we remain secondarily liable for the remaining obligations on 49 such leases. As of July 2, 2011, the future aggregate payments under these leases amounted to $44.4 million and extended to various dates through 2022.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will likely result in the termination of all or a significant portion of our union employees (see Note 11 – Streamlining Initiatives). Effective July 31, 2011, we will cease contributing to a union-sponsored multiemployer defined benefit pension plan, which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multiemployer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A in the accompanying Condensed Consolidated Statements of Operations related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we estimate we will pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2011 or 2012.

As discussed above, we established KSC in June 2011. We are required to make capital contributions to KSC of $2.5 million in the fourth quarter of 2011, $5.0 million in 2012 and $5.5 million in 2013. We agreed that we or one of our affiliates will reacquire the existing KATE SPADE business in China from Globalluxe Kate Spade HK Limited (“Globalluxe”) during 2011. The cost of the reacquisition in China, which is not expected to be significant, will be shared equally by the joint venture partners.

Additionally, we agreed that we or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

We will continue to closely manage spending, with 2011 capital expenditures expected to be $98.0 – $103.0 million, including $75.0 - $80.0 million of capital expenditures for general corporate purposes and $23.0 million for the purchase of our Ohio distribution center in the second quarter of 2011 under the terms of the previously existing synthetic lease agreement, compared to $80.9 million in 2010. These expenditures primarily relate to our plan to open 30-35 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility.

Debt consisted of the following:

In thousands	July 2, 2011	January 1, 2011	July 3, 2010

5.0% Euro Notes (a)	$321,323	$467,498	$438,743
6.0% Convertible Senior Notes(b)	76,407	74,542	72,793
10.5% Senior Secured Notes(c)	220,091	--	--
Revolving credit facility	140,054	22,735	63,036
Capital lease obligations	10,960	13,037	15,052
Total debt	$768,835	$577,812	$589,624

(a)        The change in the balance of these euro-denominated notes reflected the repurchase of 128.5 million euro of our Euro Notes in the second quarter of 2011 and the impact of changes in foreign currency exchange rates.

(b)        The balance at July 2, 2011, January 1, 2011 and July 3, 2010 represented principal of $90.0 million and an unamortized debt discount of $13.6 million, $15.5 million and $17.2 million, respectively.

(c)        The balance at July 2, 2011 reflected the issuance of the Senior Notes on April 7, 2011.

For information regarding our debt and credit instruments, refer to Note 8 of Notes to Condensed Consolidated Financial Statements.

Availability under the amended and restated revolving credit facility is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million.

As of July 2, 2011, availability under our amended and restated revolving credit facility was as follows:

In thousands	Total Facility (a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)

Revolving credit facility (a)	$350,000	$313,764	$140,054	$34,890	$138,820	$93,820

(a)        Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)       Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

The purchase of our Ohio distribution center in the second quarter of 2011 under the terms of the previously existing synthetic lease agreement did not negatively impact availability under our amended and restated revolving credit facility.

Off-Balance Sheet Arrangements

For a discussion of our synthetic lease arrangement which expired in the second quarter of 2011, see Note 10 of Notes to Condensed Consolidated Financial Statements.

We have not entered into any other off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. As of July 2, 2011, we had forward contracts maturing through February 2012 to sell 35.7 million Canadian dollars for $35.5 million and to sell 26.4 million euro for $34.5 million.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
July 2, 2011	Other current assets	$--	$--	Accrued expenses	$70,026	$5,323
January 1, 2011	Other current assets	1,500	--	Accrued expenses	120,504	3,463
July 3, 2010	Other current assets	63,431	5,664	Accrued expenses	--	--

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
July 2, 2011	Other current assets	$15,718	$246	Accrued expenses	$--	$--
January 1, 2011	Other current assets	--	--	Accrued expenses	--	--
July 3, 2010	Other current assets	--	--	Accrued expenses	3,899	84

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of (Loss) or Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of (Loss) or Gain Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Loss Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of (Loss) or Gain Recognized in Operations on Derivative (Ineffective Portion)
Six months ended July 2, 2011	$(6,639)	Cost of goods sold	$(2,057)	$(169)
Six months ended July 3, 2010	8,961	Cost of goods sold	(5,548)	(124)
Three months ended July 2, 2011	(1,026)	Cost of goods sold	(2,471)	(95)
Three months ended July 3, 2010	5,173	Cost of goods sold	(906)	235

As of July 2, 2011, approximately $7.7 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into earnings in the next 12 months as the inventory is sold.

We hedge our net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge is effective, related foreign currency translation gains and losses are recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge are recognized in current operations within Other (expense) income, net.

As of July 2, 2011, January 1, 2011 and July 3, 2010, we dedesignated an aggregate 131.5 million euro, 230.0 million euro and 209.0 million euro, respectively, of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries.

During the second quarter of 2011, we repaid 128.5 million euro aggregate principal amount of the Euro Notes, discussed above. During the second quarter of 2011, we dedesignated 30.0 million euro of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries and during the first quarter of 2010, we dedesignated 66.0 million euro of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries, in each instance due to decreases in the carrying value of the hedged item.

We recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Six Months Ended		Three Months Ended
In millions	July 2, 2011 (26 Weeks)	July 3, 2010 (26 Weeks)	July 2, 2011 (13 Weeks)	July 3, 2010 (13 Weeks)
Effective portion recognized within Accumulated OCI	$(13.6)	$25.5	$(3.4)	$13.0
Ineffective portion recognized within Other (expense) income, net	(25.9)	37.8	(6.3)	19.3

We occasionally use short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, we entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. As of July 2, 2011, we had forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.7 million related to these derivative instruments were reflected within Other (expense) income, net for the six and three months ended July 2, 2011.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. There were no significant changes in our critical accounting policies during the six months ended July 2, 2011. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 18 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash, operating cash flows, letters of credit and our amended and restated revolving credit facility. Our floating rate revolving credit facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of July 2, 2011, January 1, 2011 and July 3, 2010, our exposure to changing market rates was as follows:

Dollars in millions	July 2, 2011	January 1, 2011	July 3, 2010
Variable rate debt	$140.1	$22.7	$63.0
Average interest rate	4.80%	4.65%	5.29%

A ten percent change in the average rate would have resulted in a $0.3 million change in interest expense during the six months ended July 2, 2011.

As of July 2, 2011, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Euro Notes, Senior Notes and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

At July 2, 2011, January 1, 2011 and July 3, 2010, we had forward contracts aggregating to $70.0 million, $122.0 million and $55.8 million, respectively. Also at July 2, 2011, we had forward contracts aggregating to 11.0 million euros. We had outstanding foreign currency collars with net notional amounts aggregating to $11.5 million at July 3, 2010. Unrealized gains (losses) for outstanding foreign currency options and foreign exchange forward contracts were $(5.3) million at July 2, 2011, $(3.5) million at January 1, 2011 and $7.1 million at July 3, 2010. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $6.7 million at July 2, 2011. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $7.4 million at July 2, 2011. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

We hedge our net investment position in certain euro functional subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. As discussed above (see “Hedging Activities”), as of July 2, 2011, we dedesignated an aggregate 131.5 million euro of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $19.1 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $19.1 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the quarter ended July 2, 2011 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011, other than the following:

Our ability to continue to have the necessary liquidity, through cash flows from operations and availability under our Amended Agreement, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our Amended Agreement and the borrowing base requirement in our Amended Agreement that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory and the minimum availability covenant in our Amended Agreement that requires us to maintain availability in excess of an agreed upon level.

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, consolidation of office space, store closures and reductions in staff; (iv) invest in our information systems; and (v) fund general operational and contractual obligations. In May 2010, we completed a second amendment to and restatement of our Amended Agreement. Under the amendment, our aggregate commitments under the Amended Agreement were reduced to $350.0 million from $600.0 million, and the maturity date was extended from May 2011 to August 2014, provided that in the event that our remaining Euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. In addition, the May 2010 amendment removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement. We also amended the Amended Agreement in March 2011 to permit the issuance of our Senior Notes and the use of the proceeds from the Senior Notes to fund the consideration in the Tender Offer for our Euro Notes (which closed in April 2011) and up to $35.0 million of general corporate purposes.

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

There can be no certainty that availability under the Amended Agreement will be sufficient to fund our liquidity needs. Based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. The recent economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a continuation or worsening of current economic conditions would adversely impact our net sales and operating cash flows. In addition, the sufficiency and availability of our sources of liquidity may be affected by a variety of other factors, including, without limitation: (i) other factors that affect the level of our operating cash flows, such as retailer and consumer acceptance of our products; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations. As a result of the completion of the Tender Offer and the issuance of the Senior Secured Notes, because the interest rate on the Senior Secured Notes is 10.5%, compared to an interest rate of 5.0% on the Euro Notes that have been refinanced, our cash interest expense is expected to increase as a result of those transactions. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. The licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

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

The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance during the quarter ended April 2, 2011, the Convertible Notes are convertible during the second quarter of 2011. On May 19, 2011, we obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. As a result of the approval, if the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

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

In connection with our streamlining initiatives, we expect to close our West Chester, Ohio distribution center in 2012. We may not realize the anticipated cost savings from the closure, and there can be no assurances that the transition to alternative distribution solutions will be successful.

On July 13, 2011, a Memorandum of Agreement (the “Agreement”) between us and the Chicago and Midwest Regional Joint Board of Workers United (the “Union”) was ratified by the Union. The Agreement sets forth the terms and conditions pursuant to which we will effectuate orderly layoffs of our employees at our West Chester, Ohio distribution center (the “Facility”), in connection with the anticipated closure and sale of the Facility in the second half of 2012. We are currently in discussions with service providers to identify alternative distribution solutions following the shutdown of the Facility. While the closure of the Facility is part of our streamlining initiatives and is designed to reduce our costs, there can be no assurances that we will realize all of the anticipated cost savings from this action. In addition, there can be no assurance that the transition to an alternative distribution function will be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended July 2, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
April 3, 2011 - April 30, 2011	--	$--	--	$28,749
May 1, 2011 - June 4, 2011	1.0	6.23	--	28,749
June 5, 2011 - July 2, 2011	--	--	--	28,749
Total -13 Weeks Ended July 2, 2011	1.0	$6.23	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Agreement currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Taxonomy Extension Presentation Linkbase Document.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:                    July 28, 2011

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell
	ANDREW WARREN		ELAINE H. GOODELL
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)