Form 10-Q
period 2011-10-01
CLAIBORNE LIZ INC
filed 2011-11-09
CIK 352363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 1, 2011

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 31, 2011 was 94,593,954.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

October 1, 2011

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

•      general economic conditions in the United States, Europe and other parts of the world, including the impact of debt reduction efforts in the United States;

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

•      our ability to successfully implement our long-term strategic plans, including the expansion into markets outside of the US, such as KATE SPADE’s joint venture in China;

•      risks associated with the transition of the MEXX business to the newly formed entity in which we hold a minority interest and the possible failure of such entity that may make our interest therein of little or no value and risks associated with the ability of the majority shareholder to operate the MEXX business successfully, which will impact the potential value of our minority interest;

•      costs associated with (i) the transition of the LIZ CLAIBORNE family of brands, MONET, DANA BUCHMAN, KENSIE and MAC & JAC brands from the Company to their respective acquirers and (ii) the early termination and transition of the DKNY® JEANS and DKNY® ACTIVE licenses;

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

•      risks associated with the sale of the LIZ CLAIBORNE family of brands to J.C. Penney Corporation, Inc. and the licensing arrangement with QVC, Inc., including, without limitation, our ability to maintain productive working relationships with these parties and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result;

•      the impact of the highly competitive nature of the markets within which we operate, both within the US and abroad;

•      our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;

•      risks associated with our buying/sourcing agreement with Li & Fung Limited, which results in a single foreign buying/sourcing agent for a significant portion of our products;

•      risks associated with the closing of our Ohio distribution center and our US distribution services agreement with Li & Fung Limited, which results in a single third party service provider for a significant portion of our US distribution and our ability to effectively transition our distribution function to Li & Fung;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1, 2011	January 1, 2011	October 2, 2010
Assets
Current Assets:
Cash and cash equivalents	$11,757	$22,714	$16,392
Accounts receivable - trade, net	149,588	208,081	274,989
Inventories, net	255,793	289,439	380,435
Deferred income taxes	118	3,916	73
Other current assets	59,581	87,773	98,081
Assets held for sale	227,614	--	7,052
Total current assets	704,451	611,923	777,022

Property and Equipment, Net	254,612	375,529	386,153
Goodwill and Intangibles, Net	153,833	228,110	226,427
Deferred Income Taxes	487	3,217	6,380
Other Assets	30,623	38,880	41,553
Total Assets	$1,144,006	$1,257,659	$1,437,535

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$148,155	$26,951	$171,480
Convertible Senior Notes	77,386	74,542	73,662
Accounts payable	154,747	195,541	198,969
Accrued expenses	185,165	268,605	254,932
Income taxes payable	2,402	2,348	2,443
Deferred income taxes	4,715	4,893	7,150
Liabilities held for sale	229,187	--	--
Total current liabilities	801,757	572,880	708,636

Long-Term Debt	521,722	476,319	491,737
Other Non-Current Liabilities	221,494	197,357	196,880
Deferred Income Taxes	19,018	32,784	29,212
Commitments and Contingencies (Note 11)
Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	338,486	331,808	330,786
Retained earnings	1,016,896	1,417,785	1,447,935
Accumulated other comprehensive loss	(68,252)	(66,302)	(62,221)
	1,463,567	1,859,728	1,892,937
Common stock in treasury, at cost – 81,853,705, 81,892,589 and 81,961,339 shares	(1,883,552)	(1,883,898)	(1,884,475)
Total Liz Claiborne, Inc. stockholders’ (deficit) equity	(419,985)	(24,170)	8,462
Noncontrolling interest	--	2,489	2,608
Total stockholders’ (deficit) equity	(419,985)	(21,681)	11,070
Total Liabilities and Stockholders’ (Deficit) Equity	$1,144,006	$1,257,659	$1,437,535

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)	October 1, 2011 (13 Weeks)	October 2, 2010 (13 Weeks)

Net Sales	$1,115,871	$1,207,683	$397,846	$437,477

Cost of goods sold	529,335	631,634	184,285	218,769

Gross Profit	586,536	576,049	213,561	218,708

Selling, general & administrative expenses	653,506	655,185	217,501	219,344

Impairment of intangible assets	8,145	2,594	8,145	--

Operating Loss	(75,115)	(81,730)	(12,085)	(636)

Other (expense) income, net	(7,279)	12,294	17,012	(29,328)

Gain on sale of trademarks	15,600	--	15,600	--

Gain on extinguishment of debt	6,547	--	--	--

Interest expense, net	(42,908)	(43,798)	(15,834)	(11,459)

(Loss) Income Before Provision for Income Taxes	(103,155)	(113,234)	4,693	(41,423)

Provision for income taxes	4,364	2,572	2,677	1,086

(Loss) Income from Continuing Operations	(107,519)	(115,806)	2,016	(42,509)

Discontinued operations, net of income taxes	(293,356)	(106,235)	(216,650)	(20,295)

Net Loss	(400,875)	(222,041)	(214,634)	(62,804)

Net loss attributable to the noncontrolling interest	--	(723)	--	(110)

Net Loss Attributable to Liz Claiborne, Inc.	$(400,875)	$(221,318)	$(214,634)	$(62,694)

Earnings per Share, Basic and Diluted:
(Loss) Income from Continuing Operations Attributable to Liz Claiborne, Inc.	$(1.14)	$(1.22)	$0.02	$(0.45)
Net Loss Attributable to Liz Claiborne, Inc.	$(4.24)	$(2.35)	$(2.27)	$(0.67)

Weighted Average Shares, Basic	94,443	94,224	94,483	94,259
Weighted Average Shares, Diluted	94,443	94,224	95,323	94,259

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)
Cash Flows from Operating Activities:
Net loss	$(400,875)	$(222,041)
Adjustments to arrive at loss from continuing operations	293,356	106,235
Loss from continuing operations	(107,519)	(115,806)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	69,100	79,089
Impairment of intangible assets	8,145	2,594
Loss on asset disposals and impairments, including streamlining initiatives, net	20,076	16,948
Share-based compensation	4,108	4,015
Gain on sale of trademarks	(15,600)	--
Foreign currency losses (gains), net	10,828	(11,125)
Gain on extinguishment of debt	(6,547)	--
Other, net	(1,968)	(659)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable – trade, net	12,366	(25,802)
Increase in inventories, net	(42,935)	(75,055)
Decrease (increase) in other current and non-current assets	1,470	(6,775)
Increase in accounts payable	19,110	41,165
Increase (decrease) in accrued expenses and other non-current liabilities	12,952	(54,798)
Net change in income tax assets and liabilities	4,652	169,302
Net cash used in operating activities of discontinued operations	(131,783)	(46,390)
Net cash used in operating activities	(143,545)	(23,297)

Cash Flows from Investing Activities:
Purchases of property and equipment	(59,196)	(37,857)
Proceeds from sale of property and equipment	--	1,144
Payments for purchases of businesses	(1,587)	(5,000)
Proceeds from disposition	15,600	--
Payments for in-store merchandise shops	(2,336)	(1,334)
Investments in and advances to equity investee	(6)	(4,033)
Other, net	370	(460)
Net cash used in investing activities of discontinued operations	(8,759)	(16,304)
Net cash used in investing activities	(55,914)	(63,844)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)
Cash Flows from Financing Activities:
Short-term borrowings, net	--	(1,572)
Proceeds from borrowings under revolving credit agreement	602,022	356,438
Repayment of borrowings under revolving credit agreement	(480,091)	(253,887)
Proceeds from issuance of Senior Secured Notes	220,094	--
Repayment of Euro Notes	(178,333)	--
Principal payments under capital lease obligations	(3,138)	(4,627)
Proceeds from exercise of stock options	25	--
Payment of deferred financing fees	(8,505)	(13,908)
Other, net	(806)	--
Net cash provided by (used in) financing activities of discontinued operations	45,292	(33)
Net cash provided by financing activities	196,560	82,411

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,750	750

Net Change in Cash and Cash Equivalents	(149)	(3,980)
Cash and Cash Equivalents at Beginning of Period	22,714	20,372
Cash and Cash Equivalents at End of Period	22,565	16,392
Less: Cash and Cash Equivalents Held for Sale	10,808	--
Cash and Cash Equivalents	$11,757	$16,392

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

•

Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, concession and e-commerce operations of the Company’s CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others (see Note 20 – Subsequent Events).

On September 1, 2011, the Company entered into definitive agreements with affiliates of The Gores Group, LLC (“Gores”), pursuant to which the Company committed to sell its global MEXX business to a company (“NewCo”) in which the Company indirectly holds an 18.75% interest and affiliates of Gores hold an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo (the “MEXX Transaction”). The MEXX Transaction closed on October 31, 2011. The assets and liabilities of the global MEXX business were segregated and reported as held for sale as of October 1, 2011.

During the second quarter of 2011, the Company initiated actions to exit its 277 MONET concessions in Europe. As of October 1, 2011, the Company had completed 131 of the planned closures. The closure of the remaining concessions is expected to be completed by the end of the first quarter of 2012.

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

During the fourth quarter of 2010, the Company sold its former Mt. Pocono, Pennsylvania distribution center for $7.1 million. Certain assets associated with such distribution center were segregated and reported as held for sale as of October 2, 2010.

The activities of the Company’s global MEXX business, its former LIZ CLAIBORNE Canada stores, closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. Certain amounts have been reclassified to conform to the current year presentation.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the third quarter of 2011, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

OTHER MATTERS

The Company has been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains inconsistent and the retail environment remains highly promotional. The Company continues to focus on the execution of its strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. The Company will also continue to closely manage spending, with 2011 capital expenditures expected to be $83.0 - $88.0 million, including $60.0 - $65.0 million of capital expenditures for general corporate purposes and $23.0 million for the purchase of the Company’s Ohio distribution center under the terms of the previously existing synthetic lease agreement, compared to $58.9 million in 2010. Forecasted 2011 and fiscal 2010 capital expenditures exclude $15.0 million and $22.0 million, respectively, related to the MEXX business.

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

The Company’s $90.0 million 6.0% Convertible Senior Notes due June 15, 2014 (the “Convertible Notes”) are convertible during any fiscal quarter if the last reported sale price of the Company’s common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the third quarter of 2011 and are convertible during the fourth quarter of 2011. On May 19, 2011, the Company obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. As a result of the approval, if the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion.

In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the “Amended Agreement”), as discussed in Note 9 – Debt and Lines of Credit. Under the Amended Agreement, the aggregate commitments were reduced to $350.0 million from $600.0 million and the maturity date was extended from May 2011 to August 2014, subject to certain early termination provisions, which provide for earlier maturity dates if the remaining Euro Notes and the Convertible Notes are not repaid or refinanced by certain agreed upon dates. The Company is subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. Pursuant to the May 2010 amendment, the Company is required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. The Company’s borrowing availability under the Amended Agreement is determined primarily by the level of its eligible accounts receivable and inventory balances. In addition, the Amended Agreement removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

Based on its forecast of borrowing availability under the Amended Agreement, including proceeds from the MEXX Transaction and the other transactions discussed in Note 20 – Subsequent Events, the Company currently anticipates that cash flows from operations and the projected borrowing availability under its Amended Agreement will be sufficient to fund its liquidity requirements for at least the next 12 months. There can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. Should the Company be unable to comply with the requirements in the Amended Agreement, the Company would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless the Company were able to secure a waiver or an amendment under the Amended Agreement. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, the Company’s credit ratings; (iii) the Company’s ability to maintain required levels of borrowing availability and to comply with applicable covenants (as amended)

under the Amended Agreement and other covenants included in its debt and credit facilities; (iv) the financial wherewithal of the Company’s larger department store and specialty store customers; and (v) interest rate and exchange rate fluctuations. An acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under the Company’s other outstanding indebtedness, including the Euro Notes, the Convertible Notes and the Senior Notes.

2.    DISCONTINUED OPERATIONS

The Company has completed various disposal transactions, including: (i) the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment in 2010; (ii) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (iii) the completion of the exit of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; and (iv) the closure of 131 MONET concessions in Europe as of October 1, 2011.

As discussed above, on September 1, 2011, the Company entered into definitive agreements with affiliates of Gores regarding the MEXX Transaction, which closed on October 31, 2011.

The components of Assets held for sale and Liabilities held for sale were as follows:

In thousands	October 1, 2011
Assets held for sale:
Cash and cash equivalents	$10,808
Accounts receivable – trade, net	74,457
Inventories, net	108,135
Other assets	34,214
Assets held for sale	$227,614
Liabilities held for sale:
Short-term borrowings	$45,138
Accounts payable	67,284
Accrued expenses	89,496
Deferred income taxes	15,447
Other liabilities	11,822
Liabilities held for sale	$229,187

Assets held for sale on the accompanying Condensed Consolidated Balance Sheet as of October 2, 2010 consisted of Property and equipment associated with the Company’s sold Mt. Pocono, Pennsylvania distribution center.

Summarized results of discontinued operations were as follows:

	Nine Months Ended		Three Months Ended
	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)	October 1, 2011 (13 Weeks)	October 2, 2010 (13 Weeks)
In thousands
Net sales	$574,377	$645,739	$211,070	$224,489

Loss before provision (benefit) for income taxes	$(81,281)	$(88,765)	$(16,141)	$(18,025)
Provision (benefit) for income taxes	4,744	2,908	3,703	(245)
Loss from discontinued operations, net of income taxes	$(86,025)	$(91,673)	$(19,844)	$(17,780)

Loss on disposal of discontinued operations, net of income taxes	$(207,331)	$(14,562)	$(196,806)	$(2,515)

The Company recorded pretax charges of $218.2 million and $18.1 million ($207.3 million and $14.6 million, after tax, respectively) during the nine months ended October 1, 2011 and October 2, 2010, respectively, and $207.7 million and $2.5 million ($196.8 million and $2.5 million, after tax, respectively) during the three months ended October 1, 2011 and October 2, 2010, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

For the nine months ended October 1, 2011 and October 2, 2010, the Company recorded pretax charges totaling $36.3 million and $17.6 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes. For the three months ended October 1, 2011 and October 2, 2010, the Company recorded pretax charges totaling $16.7 million and $8.0 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

3.    STOCKHOLDERS’ EQUITY

Activity for the nine months ended October 1, 2011 in the Capital in excess of par value, Retained earnings, Common stock in treasury, at cost and Noncontrolling interest accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost	Noncontrolling Interest
Balance as of January 1, 2011	$331,808	$1,417,785	$(1,883,898)	$2,489
Net loss	--	(400,875)	--	--
Exercise of stock options	(26)	--	51	--
Restricted shares issued, net of cancellations and shares withheld for taxes	180	--	(34)	--
Share-based compensation	4,427	--	--	--
Dividend equivalent units vested	(392)	(14)	329	--
Tendered subsidiary shares for noncontrolling interest(a)	2,489	--	--	(2,489)
Balance as of October 1, 2011	$338,486	$1,016,896	$(1,883,552)	$--

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

Comprehensive loss is comprised of net loss, the effects of foreign currency translation, changes in the net investment hedge, changes in unrealized gains on available-for-sale securities and changes in the fair value of cash flow hedges. Total comprehensive loss, net of income taxes for interim periods was as follows:

	Nine Months Ended		Three Months Ended

	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
In thousands	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net loss	$(400,875)	$(222,041)	$(214,634)	$(62,804)
Other comprehensive loss, net of income taxes:
Change in cumulative translation adjustment	14,790	16,586	(14,804)	(10,216)
Change in cumulative translation adjustment on Euro Notes and other instruments, net of income taxes of $(234), $2,435, $(1,870) and $344, respectively	(16,642)	(12,851)	15,378	14,050
Change in unrealized gains on available-for-sale securities, net of income taxes of $0, $0, $0 and $0, respectively	(109)	(30)	(54)	(8)
Change in fair value of cash flow hedges, net of income taxes of $332, $1,760, $403 and $(302), respectively	11	3,445	4,522	(9,002)
Comprehensive loss	(402,825)	(214,891)	(209,592)	(67,980)
Comprehensive loss attributable to the noncontrolling interest	--	723	--	110
Comprehensive loss attributable to Liz Claiborne, Inc.	$(402,825)	$(214,168)	$(209,592)	$(67,870)

Accumulated other comprehensive loss consisted of the following:

In thousands	October 1, 2011	January 1, 2011	October 2, 2010
Cumulative translation adjustment, net of income taxes of $(671), $(905) and $4,694, respectively	$(65,823)	$(63,971)	$(60,413)
Unrealized losses on cash flow hedging derivatives, net of income taxes of $159, $491 and $73, respectively	(2,606)	(2,617)	(2,119)
Unrealized gains on available-for-sale securities, net of income taxes of $0, $0 and $0, respectively	177	286	311
Accumulated other comprehensive loss, net of income taxes	$(68,252)	$(66,302)	$(62,221)

4.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	October 1, 2011	January 1, 2011	October 2, 2010
Raw materials	$1,138	$2,365	$3,019
Work in process	--	69	309
Finished goods(a)	254,655	287,005	377,107
Total inventories, net	$255,793	$289,439	$380,435

(a)                  The decrease in the balance compared to October 2, 2010 primarily reflected the presentation of the MEXX inventory as held for sale as of October 1, 2011 (see Note 2 – Discontinued Operations).

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	October 1, 201	1	January 1, 201	1	October 2, 201	0
Land and buildings (a)	$73,125		$67,207		$67,662
Machinery and equipment(b)	230,816		316,569		318,215
Furniture and fixtures (b)	131,588		261,709		258,705
Leasehold improvements(b)	268,934		488,663		494,748
	704,463		1,134,148		1,139,330
Less:Accumulated depreciation and amortization(b)	449,851		758,619		753,177
Total property and equipment, net	$254,612		$375,529		$386,153

(a)

The increase in the balance compared to October 2, 2010 primarily reflected the purchase of the underlying assets of the Ohio distribution center in the second quarter of 2011 under the terms of the previously existing synthetic lease agreement, partially offset by the presentation of the MEXX land and buildings as held for sale as of October 1, 2011 (see Note 2 – Discontinued Operations).

(b)

The decrease in the balance compared to October 2, 2010 primarily reflected the presentation of the MEXX property and equipment as held for sale as of October 1, 2011 (see Note 2 – Discontinued Operations).

Depreciation and amortization expense on property and equipment for the nine months ended October 1, 2011 and October 2, 2010 was $54.0 million and $53.5 million, respectively, which included depreciation for property and equipment under capital leases of $2.9 million and $3.3 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended October 1, 2011 and October 2, 2010 was $17.0 million and $17.0 million, respectively, which included depreciation for property and equipment under capital leases of $1.0 million and $1.0 million, respectively. Machinery and equipment under capital leases was $22.6 million, $30.4 million and $30.6 million as of October 1, 2011, January 1, 2011 and October 2, 2010, respectively.

6.    GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	October 1, 2011	January 1, 2011	October 2, 2010

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,479	$1,350
Customer relationships(a)	13 years	9,918	12,319	12,274
Merchandising rights	4 years	28,504	29,048	27,758
Other	4 years	2,322	2,322	2,322
Subtotal	6 years	42,223	45,168	43,704
Accumulated amortization:
Owned trademarks		(1,023)	(753)	(667)
Customer relationships		(5,152)	(4,453)	(4,187)
Merchandising rights		(22,924)	(21,744)	(20,682)
Other		(1,754)	(1,643)	(1,604)
Subtotal		(30,853)	(28,593)	(27,140)
Net:
Owned trademarks		456	726	683
Customer relationships		4,766	7,866	8,087
Merchandising rights		5,580	7,304	7,076
Other		568	679	718
Total amortized intangible assets, net		11,370	16,575	16,564

Unamortized intangible assets:
Owned trademarks(a)(b)		140,988	210,127	209,863
Total intangible assets, net		152,358	226,702	226,427

Goodwill(c)		1,475	1,408	--
Total goodwill and intangibles, net		$153,833	$228,110	$226,427

(a)

In the third quarter of 2011, the Company recorded impairment charges of $2.3 million and $4.7 million within its Partnered Brands segment related to the customer relationships and indefinite-lived trademarks, respectively, associated with its KENSIE and MAC & JAC brands.

(b)	The decrease in the balance compared to October 2, 2010 primarily reflected the presentation of the MEXX trademark as held for sale as of October 1, 2011 (see Note 2 – Discontinued Operations).
(c)	In the second quarter of 2011, the Company paid $1.6 million of additional purchase price related to its contingent earn-out obligation to the former owners of MAC & JAC.

Amortization expense of intangible assets was $4.0 million and $5.3 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, and $1.2 million and $1.7 million for the three months ended October 1, 2011 and October 2, 2010, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2011	$4.6
2012	3.6
2013	2.4
2014	1.9
2015	1.3

7.    ACCRUED EXPENSES

The decrease in the balance compared to October 2, 2010 primarily reflected the presentation of the MEXX accrued expenses as held for sale as of October 1, 2011 (see Note 2 – Discontinued Operations).

8.    INCOME TAXES

During the third quarter of 2011, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits for refunds.

The Company’s provision for income taxes during the nine and three months ended October 2, 2011 and October 1, 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

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

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $6.7 million and $10.9 million within the next 12 months due to the expiration of the statute of limitations and various potential tax settlements. As of October 1, 2011, uncertain tax positions of $108.9 million existed, which would provide an effective rate impact in the future if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	October 1, 201	1	January 1, 201	1	October 2, 2010

5.0% Euro Notes, due July 2013 (a)	$296,145		$467,498		$481,838
6.0% Convertible Senior Notes, due June 2014 (b)	77,386		74,542		73,662
10.5% Senior Secured Notes, due April 2019 (c)	220,088		--		--
Revolving credit facility(d)	143,745		22,735		167,327
Capital lease obligations	9,899		13,037		14,052
Total debt	747,263		577,812		736,879
Less: Short-term borrowings (d)(e)	148,155		26,951		171,480
Convertible Notes (f)	77,386		74,542		73,662
Long-term debt	$521,722		$476,319		$491,737

(a)

The change in the balance of these euro-denominated notes reflected the repurchase of 128.5 million euro of the Company’s Euro Notes in the second quarter of 2011 and the impact of changes in foreign currency exchange rates.

(b)

The balance at October 1, 2011, January 1, 2011 and October 2, 2010 represented principal of $90.0 million and an unamortized debt discount of $12.6 million, $15.5 million and $16.3 million, respectively.

(c)	The balance at October 1, 2011 reflected the issuance of the Senior Notes on April 7, 2011.
(d)

The decrease in the balance compared to October 2, 2010 primarily reflected the presentation of the MEXX revolving credit facility borrowings as held for sale as of October 1, 2011 (see Note 2 – Discontinued Operations).

(e)	At October 1, 2011, the balance primarily consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases.
(f)	The Convertible Notes were reflected as a current liability since they were convertible at October 1, 2011, January 1, 2011 and October 2, 2010.

Euro Notes

On July 6, 2006, the Company completed the issuance of the 350.0 million Euro Notes (or $446.9 million based on the exchange rate in effect on such date). The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Euro Notes are listed on the Luxembourg Stock Exchange and bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. A portion of the Euro Notes was designated as a hedge of the Company’s net investment in certain of the Company’s euro-denominated functional currency subsidiaries (see Note 16 – Derivative Instruments).

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

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash, shares of common stock or a combination thereof (at the Company’s election). Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 120% of the applicable conversion price on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As of October 1, 2011, none of the Convertible Notes were converted, although they were convertible at the option of the holder.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $6.9 and $6.6 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, and $2.3 for the three months ended October 1, 2011 and October 2, 2010.

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

Amended and Restated Revolving Credit Facility

Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of the Company’s eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million. The amended and restated revolving credit facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $200.0 million multi-currency revolving credit line and a $150.0 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement.

The Amended Agreement restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provides for the inclusion of an intangible asset value of $30.0 million in the borrowing base which declines in value over two years; (v) permits the incurrence of liens and sale of assets in connection with the grant and exercise of the purchase option under the license agreement with J.C. Penney Corporation, Inc. (“JCPenney”) (see Note 20 – Subsequent Events); and (vi) permits the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.

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

In September 2011, the Company entered into a third amendment to the Amended Agreement. Pursuant to the third amendment, the required lenders consented to the consummation of the MEXX Transaction. In addition, the third amendment provided for the repayment of all outstanding obligations under the $40.0 million Canadian Sublimit (as defined in the Amended Agreement) and the $100.0 million European Sublimit (as defined in the Amended Agreement) and elimination of the European Sublimit on the closing date of the MEXX Transaction. The overall borrowing limit, the Canadian Sublimit and the borrowing base calculations remained otherwise unchanged. Any remaining net proceeds from the MEXX Transaction will be used to temporarily repay other outstanding amounts under the amended and restated revolving credit facility.

The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of October 1, 2011, availability under the Company’s amended and restated revolving credit facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings(b)	Letters of Credit Issued	Available Capacity	Excess Capacity (c)

Revolving credit facility (a)	$350,000	$399,816	$188,883	$34,432	$126,685	$81,685

(a)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Includes $45.1 million of MEXX outstanding borrowings reported as held for sale of October 1, 2011 (see Note 2 – Discontinued Operations).
(c)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

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

10.    FAIR VALUE MEASUREMENTS

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	January 1, 2011	October 2, 2010
Financial Assets(a):
Derivatives	$--	$774
Financial Liabilities(a):
Derivatives	$(3,463)	$(5,531)

(a)	Derivative assets and liabilities were not significant and were reported as components of Assets held for sale and Liabilities held for sale, respectively, as of October 1, 2011.

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended	Three Months Ended
In thousands	October 1, 2011	Level 1	Level 2	Level 3	October 1, 2011	October 1, 2011
Property and equipment	$21,187	$--	$--	$21,187	$15,076	$6,318
Intangible assets	12,116	--	--	12,116	8,145	8,145

As a result of the decisions to close the Company’s Ohio distribution center and exit certain JUICY COUTURE and LUCKY BRAND retail locations and MONET concessions, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statements of Operations.

During the third quarter of 2011, the Company determined that the carrying values of the indefinite-lived trademarks and customer relationships related to its KENSIE and MAC & JAC brands exceeded their estimated fair values and recorded non-cash pretax impairment charges of $4.7 million and $2.3 million, respectively.

During the third quarter of 2011, the Company recorded a pretax charge of $191.3 million in Discontinued operations, net of income taxes on the accompanying Condensed Consolidated Statement of Operations to reduce the net carrying value of the MEXX assets and liabilities that are held for sale to fair value, less estimated costs to dispose.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2010, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended	Three Months Ended
In thousands	October 2, 2010	Level 1	Level 2	Level 3	October 2, 2010	October 2, 2010
Property and equipment	$2,646	$--	$--	$2,646	$8,353	$--
Intangible assets	--	--	--	--	2,594	--
Assets held for sale	7,052	--	--	7,052	8,018	8,018

As a result of the decisions to exit the LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico and certain LUCKY BRAND retail locations, cease use of certain corporate assets and close a distribution center in 2010, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations.

In the second quarter of 2010, the Company recorded non-cash pretax impairment charges of $2.6 million primarily within the Partnered Brands segment principally related to merchandising rights of the LIZ CLAIBORNE and licensed DKNY® JEANS brands.

In the third quarter of 2010, the Company determined that the carrying value of the assets held for sale related to its closed Mt. Pocono distribution center exceeded the estimated fair value and recorded a non-cash pretax impairment charge of $8.0 million.

The fair values of the Company’s Level 3 Property and equipment, Intangible assets and assets and liabilities held for sale are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	October 1, 2011		January 1, 2011		October 2, 2010
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$269,640	$296,145	$397,177	$467,498	$398,546	$481,838
6.0% Convertible Senior Notes, due June 2014 (a)	143,837	77,386	197,306	74,542	167,245	73,662
10.5% Senior Secured Notes, due April 2019 (a)	222,429	220,088	--	--	--	--
Revolving credit facility (b) (c)	188,883	188,883	22,735	22,735	167,327	167,327

(a)              Carrying values include unamortized debt discount or premium.

(b)             Borrowings under the revolving credit facility bear interest based on a market rate; accordingly, its fair value approximates its carrying value.

(c)              Includes $45.1 million of MEXX outstanding borrowings reported as held for sale of October 1, 2011 (see Note 2 – Discontinued Operations).

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

11.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter, Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and with QVC, Inc. (“QVC”) resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 62 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 49 such leases. As of October 1, 2011, the future aggregate payments under these leases amounted to $38.9 million and extended to various dates through 2022.

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

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which will result in the termination of all or a significant portion of its union employees (see Note 12 – Streamlining Initiatives). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multiemployer defined benefit pension plan, which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multiemployer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A in the accompanying Condensed Consolidated Statements of Operations related to its estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and the Company estimates it will pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2011 or 2012.

In June 2011, the Company entered into an agreement with Globalluxe Kate Spade HK Limited (“Globalluxe”) to, among other things, reacquire the existing KATE SPADE businesses in Southeast Asia from Globalluxe (see Note 14 – Additional Financial Information).

12.    STREAMLINING INITIATIVES

2011 Actions

In the first quarter of 2011, the Company initiated actions to reduce staff at JUICY COUTURE. In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which are expected to be completed in the second half of 2012. Also, during the second quarter of 2011, the Company initiated actions to close its MONET concessions in Europe, which are expected to be completed in the first quarter of 2012. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges.

2010 Actions

The Company continued to consolidate its warehouse operations, which included the closure of its Marcel Laurin, Canada and Vernon, California distribution facilities in August and September 2010, respectively.

In April 2010, the Company completed an agreement with an affiliate of Donna Karan International, Inc. (“DKI”) to terminate its licensed DKNY® MENS Sportswear operations and close, transfer or repurpose its DKNY® JEANS outlet stores (see Note 14 – Additional Financial Information). These actions included contract terminations, staff reductions and consolidation of office space and were substantially completed by the end of 2010.

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

For the nine months ended October 1, 2011, the Company recorded pretax charges totaling $49.6 million related to these initiatives. The Company expects to pay approximately $18.4 million of accrued streamlining costs in the next 12 months. For the nine months ended October 2, 2010, the Company recorded pretax charges of $54.1 million related to these initiatives, including $24.5 million of contract termination costs, $13.9 million of asset write-downs and disposals, $10.4 million of payroll and related costs and $5.3 million of other costs. Approximately $17.1 million and $13.9 million of these charges were non-cash during the nine months ended October 1, 2011 and October 2, 2010, respectively.

For the nine and three months ended October 1, 2011 and October 2, 2010, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Nine Months Ended		Three Months Ended
In thousands	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)	October 1, 2011 (13 Weeks)	October 2, 2010 (13 Weeks)
Domestic-Based Direct Brands	$29,245	$20,068	$6,596	$8,677
International-Based Direct Brands(a)	616	76	221	12
Partnered Brands	19,732	33,966	5,023	6,639
Total	$49,593	$54,110	$11,840	$15,328

(a)      Represents allocated corporate charges that were not reported as discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at January 1, 2011	$52	$28,130	$--	$665	$28,847
2011 provision	9,293	2,465	17,117	20,718	49,593
2011 asset write-downs	--	--	(17,117)	--	(17,117)
Translation difference	--	(14)	--	(8)	(22)
2011 spending	(6,639)	(14,365)	--	(3,003)	(24,007)
Balance at October 1, 2011	$2,706	$16,216	$--	$18,372	$37,294

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Nine Months Ended		Three Months Ended
In thousands	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)	October 1, 2011 (13 Weeks)	October 2, 2010 (13 Weeks)
(Loss) income from continuing operations	$(107,519)	$(115,806)	$2,016	$(42,509)
Net loss attributable to the noncontrolling interest	--	(723)	--	(110)
(Loss) income from continuing operations attributable to Liz Claiborne, Inc., basic(a)	(107,519)	(115,083)	2,016	(42,399)
Convertible Notes interest expense(b)	--	--	--	--
(Loss) income from continuing operations attributable to Liz Claiborne, Inc., diluted(a)	$(107,519)	$(115,083)	$2,016	$(42,399)

Basic weighted average shares outstanding	94,443	94,224	94,483	94,259
Stock options and nonvested shares(c)(d)	--	--	840	--
Convertible Notes(a)(b)	--	--	--	--
Diluted weighted average shares outstanding(a)(b)(c)(d)	94,443	94,224	95,323	94,259

(Loss) earnings per share:
Basic and Diluted
(Loss) income from continuing operations attributable to Liz Claiborne, Inc.	$(1.14)	$(1.22)	$0.02	$(0.45)
Loss from discontinued operations attributable to Liz Claiborne, Inc.	$(3.10)	$(1.13)	$(2.29)	$(0.22)
Net loss attributable to Liz Claiborne, Inc.	$(4.24)	$(2.35)	$(2.27)	$(0.67)

(a)               Because the Company incurred a loss from continuing operations for the nine months ended October 1, 2011 and nine and three months ended October 2, 2010, approximately 25.2 million and 9.8 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods and were excluded from the computation of diluted loss per share.

(b)               Interest expense of $2.3 million and approximately 25.2 million shares issuable upon conversion of the Convertible Notes were considered antidilutive and were excluded from the computation of diluted loss per share for the three months ended October 1, 2011.

(c)               Excludes approximately 0.8 million and 0.1 million nonvested shares for the nine months ended October 1, 2011 and nine and three months ended October 2, 2010, respectively, for which the performance criteria have not yet been achieved.

(d)               Because the Company incurred a loss from continuing operations for the nine months ended October 1, 2011 and nine and three months ended October 2, 2010, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the nine months ended October 1, 2011 and nine and three months October 2, 2010, approximately 7.6 million and 6.8 million outstanding stock options, respectively and approximately 1.0 million and 0.9 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Licensing-Related Transactions

On August 11, 2011, the Company amended its long-term license agreement with Elizabeth Arden, Inc. (“Elizabeth Arden”), which included the sale of the trademarks for its former Curve brand and selected other smaller fragrance brands. The amendment also included (i) a lower effective royalty rate associated with the fragrance brands that remain under license, including the JUICY COUTURE and LUCKY BRAND fragrances; (ii) a reduction in the future minimum guaranteed royalties for the term of the license; and (iii) a pre-payment of certain royalties. The Company received $58.4 million in connection with this transaction and recognized a pretax gain on the sale of the trademarks for its former Curve brand and selected other fragrance brands of $15.6 million for the nine and three months ended October 1, 2011.

In April 2010, the Company entered into an agreement with DKI, which included the termination of the DKNY® MENS Sportswear license and the transfer of certain outlet stores of its licensed DKNY® JEANS brand to DKI. In connection with the termination of the DKNY® MENS Sportswear license, the Company recorded a pretax charge of $9.9 million for the nine months ended October 2, 2010.

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the nine months ended October 2, 2010, the Company received net income tax refunds of $171.1 million. During the nine months ended October 1, 2011 and October 2, 2010, the Company made interest payments of $33.3 million and $30.7 million, respectively. As of October 1, 2011, January 1, 2011 and October 2, 2010, the Company accrued capital expenditures totaling $8.1 million, $7.6 million and $8.2 million, respectively.

Depreciation and amortization expense for the nine months ended October 1, 2011 and October 2, 2010 includes $7.2 million and $17.8 million, respectively, related to amortization of deferred financing costs.

During the nine months ended October 1, 2011, the Company received $58.4 million in connection with the Elizabeth Arden transaction discussed above, which included $15.6 million related to the sale of the trademarks for its former Curve fragrance brands and selected other smaller fragrance brands, which is reflected as Proceeds from disposition on the accompanying Condensed Consolidated Statement of Cash Flows.

During the nine months ended October 2, 2010, the Company paid $24.3 million to Li & Fung related to a buying/sourcing agreement, which is included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statement of Cash Flows.

During the nine months ended October 1, 2011, the Company made business acquisition payments of $1.6 million related to the MAC & JAC acquisition. During the nine months ended October 2, 2010, the Company made business acquisition payments of $5.0 million related to the LUCKY BRAND acquisition.

Related Party Transactions

On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. (“KSJ”). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the KATE SPADE brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting. As of October 1, 2011, January 1, 2011 and October 2, 2010, the Company recorded $16.3 million, $13.6 million and $13.1 million, respectively, related to its investment in KSJ, which is included in Other assets in the accompanying Condensed Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ. The Company’s equity in the earnings of KSJ was $1.5 million and $0.7 million in the nine months ended October 1, 2011 and October 2, 2010, respectively, and $0.4 million and $0.1 million in the three months ended October 1, 2011 and October 2, 2010, respectively.

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture will operate under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company made a $2.5 million capital contribution to KSC in the fourth quarter of 2011 and is required to make capital contributions to KSC of $5.0 million in 2012 and $5.5 million in 2013. The Company agreed that it or one of its affiliates will reacquire the existing KATE SPADE business in China from Globalluxe during 2011. The cost of the reacquisition in China, which is not expected to be significant, will be shared equally by the joint venture partners.

Additionally, the Company agreed that it or one of its affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

15.         SEGMENT REPORTING

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

•                 International-Based Direct Brands segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX Europe and MEXX Canada, the Company’s two international, retail-based operating segments (see Note 1 – Basis of Presentation).

•                 Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, concession and e-commerce operations of the Company’s CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and the Company’s licensed DKNY® JEANS and DKNY® ACTIVE brands, among others (see Note 20 – Subsequent Events).

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

Dollars in thousands	Net Sales	% to Total	Operating Loss	% of Sales
Nine Months Ended October 1, 2011 (39 weeks)
Domestic-Based Direct Brands	$853,973	76.5%	$(44,131)	(5.2)%
International-Based Direct Brands(a)	--	-- %	(8,962)	-- %
Partnered Brands	261,898	23.5%	(22,022)	(8.4)%
Totals	$1,115,871	100.0%	$(75,115)	(6.7)%

Nine Months Ended October 2, 2010 (39 weeks)
Domestic-Based Direct Brands	$773,273	64.0%	$(18,323)	(2.4)%
International-Based Direct Brands(a)	--	-- %	(4,896)	-- %
Partnered Brands	434,410	36.0%	(58,511)	(13.5)%
Totals	$1,207,683	100.0%	$(81,730)	(6.8)%

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended October 1, 2011 (13 weeks)
Domestic-Based Direct Brands	$313,497	78.8%	$(1,621)	(0.5)%
International-Based Direct Brands(a)	--	-- %	(3,109)	-- %
Partnered Brands	84,349	21.2%	(7,355)	(8.7)%
Totals	$397,846	100.0%	$(12,085)	(3.0)%

Three Months Ended October 2, 2010 (13 weeks)
Domestic-Based Direct Brands	$290,501	66.4%	$4,701	1.6%
International-Based Direct Brands(a)	--	-- %	(2,564)	-- %
Partnered Brands	146,976	33.6%	(2,773)	(1.9)%
Totals	$437,477	100.0%	$(636)	(0.1)%

(a)         International-Based Direct Brands operating loss includes allocated corporate expenses that were not reported as discontinued operations.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Nine Months Ended October 1, 2011 (39 weeks)
Domestic	$1,054,885	94.5%	$(78,214)	(7.4)%
International	60,986	5.5%	3,099	5.1%
Totals	$1,115,871	100.0%	$(75,115)	(6.7)%

Nine Months Ended October 2, 2010 (39 weeks)
Domestic	$1,143,873	94.7%	$(77,943)	(6.8)%
International	63,810	5.3%	(3,787)	(5.9)%
Totals	$1,207,683	100.0%	$(81,730)	(6.8)%

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended October 1, 2011 (13 weeks)
Domestic	$376,391	94.6%	$(9,468)	(2.5)%
International	21,455	5.4%	(2,617)	(12.2)%
Totals	$397,846	100.0%	$(12,085)	(3.0)%

Three Months Ended October 2, 2010 (13 weeks)
Domestic	$414,409	94.7%	$(3,048)	(0.7)%
International	23,068	5.3%	2,412	10.5%
Totals	$437,477	100.0%	$(636)	(0.1)%

There were no significant changes in segment assets during the nine and three months ended October 1, 2011.

16.         DERIVATIVE INSTRUMENTS

The Company’s operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities. As of October 1, 2011, the Company had forward contracts maturing through October 2011 to sell 4.5 million Canadian dollars for $4.4 million, to sell 5.3 million euro for $7.0 million and to sell $3.5 million for 2.5 million euro. All of the foregoing contracts related to the Company’s global MEXX business. The fair value assets and liabilities of the associated contracts were not significant and were reported as components of Assets held for sale and Liabilities held for sale, respectively, as of October 1, 2011.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments:

In thousands	Asset Derivatives			Liability Derivatives

Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
January 1, 2011	Other current assets	1,500	$--	Accrued expenses	120,504	$3,463
October 2, 2010	Other current assets	14,565	774	Accrued expenses	124,739	5,531

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of (Loss) or Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of (Loss) or Gain Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of (Loss) or Gain Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
Nine months ended October 1, 2011	$ (4,192)	Discontinued operations, net of income taxes	$ (4,535)	$ 164
Nine months ended October 2, 2010	1,174	Discontinued operations, net of income taxes	(4,031)	(277)
Three months ended October 1, 2011	2,447	Discontinued operations, net of income taxes	(2,478)	(6)
Three months ended October 2, 2010	(7,787)	Discontinued operations, net of income taxes	1,517	(153)

As of October 1, 2011, approximately $2.7 million of unrealized losses in Accumulated other comprehensive loss relating to cash flow hedges will be reclassified into Discontinued operations, net of income taxes during the fourth quarter of 2011.

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

As of October 1, 2011, January 1, 2011 and October 2, 2010, the Company dedesignated an aggregate 131.5 million euro, 230.0 million euro and 209.0 million euro, respectively, of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries.

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

The Company recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Nine Months Ended		Three Months Ended
In thousands	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)	October 1, 2011 (13 Weeks)	October 2, 2010 (13 Weeks)
Effective portion recognized within Accumulated OCI	$ (3,357)	$ 8,151	$ 10,253	$ (17,331)
Ineffective portion recognized within Other (expense) income, net	(10,924)	12,079	14,976	(25,684)

The Company occasionally uses short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, the Company entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, the Company entered into forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other (expense) income, net for the nine months ended October 1, 2011.

17.         SHARE-BASED COMPENSATION

The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. As of October 1, 2011, the Company has not materially changed the terms of any outstanding awards.

In May 2011, the shareholders approved and the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), under which stock options (both nonqualified stock options and incentive stock options), stock appreciation rights, shares of restricted stock, restricted stock units, shares of unrestricted stock and performance shares may be granted to officers, other key employees, outside directors and consultants to the Company, its subsidiaries and its joint ventures, in each case as selected by the Company’s Compensation Committee. The 2011 Plan provides for the issuance of up to 3.0 million shares of common stock, of which no more than 1.5 million shares may be awarded pursuant to grants of restricted stock, restricted stock units, unrestricted stock and performance shares.

Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

Compensation expense related to the Company’s share-based payment awards totaled $4.1 million and $4.0 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, and $0.7 million and $1.1 million during the three months ended October 1, 2011 and October 2, 2010, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Nine Months Ended
Valuation Assumptions:	October 1, 2011	October 2, 2010
Weighted-average fair value of options granted	$2.73	$3.00
Expected volatility	73.0%	56.9% to 58.8%
Weighted-average volatility	65.7%	58.4%
Expected term (in years)	5.1	5.0
Dividend yield	—	—
Risk-free rate	0.1% to 4.1%	0.3% to 5.3%
Expected annual forfeiture	12.0%	12.6%

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

A summary of award activity under stock option plans as of October 1, 2011 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	6,897,146	$ 14.39	4.9	$ 9,653
Granted	1,797,500	5.01
Exercised	(6,000)	4.10		6
Cancelled/expired	(1,128,003)	13.03
Outstanding at October 1, 2011	7,560,643	$ 12.37	4.8	$ 3,067

Vested or expected to vest at October 1, 2011	6,680,775	$ 13.24	4.6	$ 2,929

Exercisable at October 1, 2011	2,778,362	$ 25.20	3.1	$ 252

As of October 1, 2011, there were approximately 4.8 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $2.60.

As of October 1, 2011, there was $9.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the nine month periods ended October 1, 2011 and October 2, 2010 was $3.4 million and $3.4 million, respectively.

Restricted Stock

A summary of award activity under restricted stock plans as of October 1, 2011 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2011 (a)	1,691,591	$9.24
Granted (b)	641,200	5.22
Vested	(144,141)	13.22
Cancelled (a)	(360,004)	10.65
Nonvested stock at October 1, 2011 (b)	1,828,646	$7.24

Expected to vest as of October 1, 2011	931,782	$8.33

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

As of October 1, 2011, there was $2.9 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the nine month periods ended October 1, 2011 and October 2, 2010 was $1.9 million and $8.2 million, respectively.

18.    LEGAL PROCEEDINGS

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

19.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2011, new accounting guidance on testing goodwill for impairment was issued, which permits an initial assessment of qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The amendment is effective for the Company’s 2012 fiscal year beginning on January 1, 2012 and is not expected to affect the Company’s financial position, results of operations or cash flows.

In September 2011, new accounting guidance on multiemployer defined benefit pension plans was issued, which requires additional disclosures about an employer’s participation in a multiemployer pension plan. The additional disclosures required by the employer are: (i) detailed information for significant multiemployer plans in which the employer participates; (ii) level of participation, including contributions to significant plans in excess of five percent of total contributions made by all contributing employers; (iii) the financial health and funded status of the plan as well as whether the plan has imposed surcharges on contributions to the plan; and (iv) the nature of the employer’s commitments to the plan and details of collective-bargaining agreements. The new accounting guidance does not affect the Company’s financial position, results of operations or cash flows, but requires additional disclosures. The new accounting guidance is effective for the Company’s 2011 fiscal year end.

20.    SUBSEQUENT EVENTS

On November 2, 2011, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Amended Agreement. The Fourth Amendment, among other things, permits the sale of certain of the Company’s trademarks discussed below pursuant to their respective purchase agreements, and allows the net proceeds of such sales to be used to prepay or repurchase the Company’s existing Euro Notes, Convertible Notes or Senior Notes, subject to certain tests and conditions.

On November 2, 2011, the Company sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney for $267.5 million. The transaction provides for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK, LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for MONET. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks will be licensed back royalty-free to the Company until July 2020. Further, the Company will serve as the exclusive supplier of jewelry to JCPenney for the LIZ CLAIBORNE and MONET brands. The transaction also included receipt by the Company of an advance of $20.0 million (refundable to JCPenney under certain circumstances) in exchange for its agreement to develop exclusive brands for JCPenney by Spring 2014.

On October 24, 2011, the Company sold its KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC. On October 11, 2011, the Company sold its DANA BUCHMAN trademark to Kohl’s Corporation (“Kohl’s”). The Company will serve as the exclusive supplier of jewelry to Kohl’s for the DANA BUCHMAN brand for two years. The aggregate cash proceeds of these two transactions were $39.8 million.

On October 11, 2011, the Company agreed to an early termination of the DKNY® JEANS and DKNY® ACTIVE license with DKI in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® MENS Sportswear license. The DKNY® JEANS and DKNY® ACTIVE license will terminate at the end of 2011, one year ahead of the scheduled license maturity.

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

•                  International-Based Direct Brands segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of MEXX Europe and MEXX Canada, our two international, retail-based operating segments (see Note 1 of Notes to Condensed Consolidated Financial Statements).

•                  Partnered Brands segment – consists of one operating segment including the wholesale apparel, wholesale non-apparel, licensing, concession and e-commerce operations of our CLAIBORNE, DANA BUCHMAN, KENSIE, LIZ CLAIBORNE, LIZ CLAIBORNE NEW YORK, MAC & JAC, MARVELLA, MONET, TRIFARI and our licensed DKNY® JEANS and DKNY® ACTIVE brands, among others (see Note 20 of Notes to Condensed Consolidated Financial Statements).

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

We have been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains inconsistent and the retail environment remains highly promotional. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. We will also continue to carefully manage liquidity and spending.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, sustaining recent performance in connection with the re-launch at LUCKY BRAND, reinvigorating the JUICY COUTURE domestic business while expanding its international operations and continuing to drive profitable growth at KATE SPADE.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as are set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2010 Annual Report on Form 10-K.

Recent Developments

On November 2, 2011, we sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to J.C. Penney Corporation, Inc. (“JCPenney”) for $267.5 million. The transaction provides for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK, LIZWEAR and sale of the trademark rights in the US and Puerto Rico for MONET. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks will be licensed back royalty-free to the Company until July 2020. Further, we will serve as the exclusive supplier of jewelry to JCPenney for the LIZ CLAIBORNE and MONET brands. The transaction also included our receipt of an advance of $20.0 million (refundable to JCPenney under certain circumstances) in exchange for our agreement to develop exclusive brands for JCPenney by Spring 2014.

On October 31, 2011, we completed a transaction (the “MEXX Transaction”) with affiliates of The Gores Group, LLC (“Gores”), pursuant to which we sold our global MEXX business to a company (“NewCo”) in which we indirectly hold an 18.75% interest and affiliates of Gores hold an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo.

On October 24, 2011, we sold our KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC. On October 11, 2011, we sold our DANA BUCHMAN trademark to Kohl’s Corporation (“Kohl’s”). We will serve as the exclusive supplier of jewelry to Kohl’s for the DANA BUCHMAN brand for two years. The aggregate cash proceeds of these two transactions were $39.8 million.

On October 11, 2011, we agreed to an early termination of the DKNY® JEANS and DKNY® ACTIVE license with Donna Karan International in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® MENS Sportswear license. The DKNY® JEANS and DKNY® ACTIVE license will terminate at the end of 2011, one year ahead of the scheduled license maturity.

In August 2011, we amended our long-term license agreement with Elizabeth Arden, Inc. (“Elizabeth Arden”), which included the sale of the trademarks for our former Curve brand and selected other smaller fragrance brands. The amendment also included (i) a lower effective royalty rate associated with the fragrance brands that remain under license, including the JUICY COUTURE and LUCKY BRAND fragrances; (ii) a reduction in the future minimum guaranteed royalties for the term of the license; and (iii) a pre-payment of certain royalties. We received $58.4 million in connection with this transaction.

Following the completion of the transactions discussed above, the operations represented by our current Partnered Brands segment will consist principally of: (i) exclusive arrangements to sell jewelry to JCPenney under the Liz Claiborne and Monet brand names and to Kohl’s under the Dana Buchman brand name; (ii) a licensing arrangement with QVC, Inc. (“QVC”) pursuant to which we will continue to earn licensing revenues from QVC; and (iii) a license to distribute the LIZWEAR brand through the club store channel.

During the second quarter of 2011, we initiated actions to exit our 277 MONET concessions in Europe. As of October 1, 2011, we had completed 131 of the planned closures. The closure of the remaining concessions is expected to be completed by the end of the first quarter of 2012.

In June 2011, we established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture will operate under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011.

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

On April 8, 2011, we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. We recognized a $6.5 million pretax gain on the extinguishment of debt in the second quarter of 2011. For further information concerning our debt and credit facilities, see Note 9 of Notes to Condensed Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which are expected to be completed in the second half of 2012. Also, during the second quarter of 2011, we initiated actions to close our MONET concessions in Europe, which are expected to be completed by the end of the first quarter of 2012. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges (see Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements).

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. We will also continue to closely manage spending, with 2011 capital expenditures expected to be $83.0 - $88.0 million, including $60.0 million - $65.0 million of capital expenditures for general corporate purposes and $23.0 million for the purchase of our Ohio distribution center under the terms of the previously existing synthetic lease agreement, compared to $58.9 million in 2010. Forecasted 2011 and fiscal 2010 capital expenditures exclude $15.0 million and $22.0 million, respectively, related to the MEXX business.

For a discussion of certain risks related to our liquidity, see “Item 1A – Risk Factors” and “Financial Position, Liquidity and Capital Resources,” below.

Discontinued Operations

As discussed above, on September 1, 2011, we entered into definitive agreements with affiliates of Gores regarding the MEXX Transaction, which closed on October 31, 2011.

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

The activities of our global MEXX business, our former LIZ CLAIBORNE Canada stores, our closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, our LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented.

Overall Results for the Nine Months Ended October 1, 2011

Net Sales

Net sales for the first nine months of 2011 were $1.116 billion, a decrease of $91.8 million, or 7.6%, compared to net sales for the first nine months of 2010. Excluding the impact of a $126.1 million decline in net sales related to brands that have been licensed or exited, a significant portion of which was associated with a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, net sales increased $34.3 million, or 2.8%. Net sales increased in our Domestic-Based Direct Brands segment, partially offset by a decline in net sales within our ongoing Partnered Brands segment.

Gross Profit and Loss from Continuing Operations

Gross profit in the first nine months of 2011 was $586.5 million, an increase of $10.5 million compared to the first nine months of 2010, primarily due to increased net sales in our Domestic-Based Direct Brands segment, partially offset by a decrease in net sales in our Partnered Brands segment. Gross profit as a percentage of net sales increased to 52.6% in the first nine months of 2011 from 47.7% in the first nine months of 2010, reflecting an improved gross profit rate in our Partnered Brands segment due to the transition to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC. The gross profit rate also reflected an increased proportion of sales from the retail operations of our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average.

We recorded a loss from continuing operations of $107.5 million in the first nine months of 2011, as compared to a loss from continuing operations of $115.8 million in the first nine months of 2010. The decreased loss from continuing operations primarily reflected a $15.6 million gain related to the sale of the trademarks for our former Curve fragrance brand and selected other smaller fragrance brands, an increase in gross profit and a reduction in net interest expense, including the gain on the extinguishment of 128.5 million euro of our Euro Notes in the second quarter of 2011, partially offset by a change in Other (expense) income, net, which included foreign currency translation (losses) gains of $(10.9) million and $12.1 million in the first nine months of 2011 and 2010, respectively, related to our Euro Notes (see “Financial Position, Liquidity and Capital Resources – Hedging Activities”).

Balance Sheet

We ended the first nine months of 2011 with a net debt position of $734.9 million as compared to $719.9 million at the end of the first nine months of 2010. The debt balance as of October 2, 2010 reflected the repayment of borrowings under the amended and restated revolving credit facility with $171.1 million net of income tax refunds received during the first nine months of 2010. The $15.0 million increase in our net debt primarily reflected (i) $220.1 million of proceeds from the issuance of the Senior Notes, partially offset by the repayment of $178.3 million of our Euro Notes in connection with the Tender Offer and (ii) the use of increased borrowings under our amended and restated revolving credit facility to fund $81.2 million of capital and in-store shop expenditures over the last 12 months, including $23.0 million to purchase our Ohio distribution center. We generated $133.6 million in cash from continuing operations over the past 12 months. The effect of changes in foreign currency exchange rates on our Euro Notes did not significantly impact our debt balance at October 1, 2011 compared to October 2, 2010.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments and on a geographic basis.

NINE MONTHS ENDED OCTOBER 1, 2011 COMPARED TO NINE MONTHS ENDED OCTOBER 2, 2010

The following table sets forth our operating results for the nine months ended October 1, 2011 (comprised of 39 weeks) compared to the nine months ended October 2, 2010 (comprised of 39 weeks):

	Nine Months Ended		Variance
Dollars in millions	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)	$	%

Net Sales	$1,115.9	$1,207.7	$(91.8)	(7.6)%

Gross Profit	586.5	576.0	10.5	1.8%

Selling, general & administrative expenses	653.5	655.1	1.6	0.2%

Impairment of intangible assets	8.1	2.6	(5.5)	*

Operating Loss	(75.1)	(81.7)	6.6	8.1%

Other (expense) income, net	(7.3)	12.3	(19.6)	*

Gain on sale of trademarks	15.6	--	15.6	*

Gain on extinguishment of debt	6.5	--	6.5	*

Interest expense, net	(42.9)	(43.8)	0.9	2.1%

Provision for income taxes	4.3	2.6	(1.7)	*

Loss from Continuing Operations	(107.5)	(115.8)	8.3	7.2%

Discontinued operations, net of income taxes	(293.4)	(106.2)	(187.2)	*

Net Loss	(400.9)	(222.0)	(178.9)	(80.6)%

Net loss attributable to the noncontrolling interest	--	(0.7)	(0.7)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(400.9)	$(221.3)	$(179.6)	(81.2)%

*   Not meaningful.

Net Sales

Net sales for the first nine months of 2011 were $1.116 billion, a decrease of $91.8 million, or 7.6%, compared to the first nine months of 2010. Excluding the impact of a $126.1 million decline in net sales related to brands that have been licensed or exited, a significant portion of which was associated with a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, net sales increased $34.3 million, or 2.8%. Net sales increased in our Domestic-Based Direct Brands segment, partially offset by a decline in net sales within our ongoing Partnered Brands segment.

Net sales results for our segments are provided below:

•                  Domestic-Based Direct Brands net sales were $854.0 million, an increase of $80.7 million, or 10.4%, reflecting the following:

-       Net sales for JUICY COUTURE were $369.9 million, a 1.8% decrease compared to 2010, which primarily reflected decreases in our wholesale apparel, specialty retail and wholesale non-apparel operations, partially offset by increases in our outlet, e-commerce and concession operations.

We ended the first nine months of 2011 with 79 specialty retail stores, 50 outlet stores and 5 concessions, reflecting the net addition over the last 12 months of 9 specialty retail stores, 10 outlet stores and 5 concessions. Key operating metrics for our JUICY COUTURE retail operations included the following:

—           Average retail square footage in the first nine months of 2011 was approximately 433 thousand square feet, a 27.2% increase compared to 2010;

—           Sales productivity was $435 per average square foot as compared to $519 for the first nine months of 2010; and

—           Comparable direct-to-consumer net sales, inclusive of e-commerce and concessions, decreased 6.9% in the first nine months of 2011. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for the first nine months of 2010 were based on the retail sales data provided by the third party operator.

-                    Net sales for LUCKY BRAND were $281.3 million, a 2.0% increase compared to 2010, reflecting increases in our specialty retail, e-commerce and licensing operations, partially offset by a decrease in our wholesale operations.

We ended the first nine months of 2011 with 179 specialty retail stores and 42 outlet stores, reflecting the net closure over the last 12 months of 10 specialty retail stores and the net addition of 5 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—           Average retail square footage in the first nine months of 2011 was approximately 565 thousand square feet, a 2.4% decrease compared to 2010;

—           Sales productivity was $282 per average square foot as compared to $254 for the first nine months of 2010; and

—           Comparable direct-to-consumer net sales increased by 13.6% in the first nine months of 2011.

-                    Net sales for KATE SPADE were $202.8 million, a 68.0% increase compared to 2010, driven by increases in e-commerce, specialty retail, wholesale non-apparel, outlet and wholesale apparel operations.

We ended the first nine months of 2011 with 49 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 9 specialty retail stores. Key operating metrics for our KATE SPADE retail operations included the following:

—           Average retail square footage in the first nine months of 2011 was approximately 146 thousand square feet, a 5.4% increase compared to 2010;

—           Sales productivity was $603 per average square foot as compared to $418 for the first nine months of 2010; and

—           Comparable direct-to-consumer net sales increased by 76.5% in the first nine months of 2011.

•                  Partnered Brands net sales were $261.9 million, a decrease of $172.5 million, or 39.7%, reflecting:

-                    A $126.1 million, or 29.0%, decrease related to brands that have been licensed or exited, a significant portion of which was related to a decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; and

-                    A net $46.4 million, or 10.7%, decrease related to reduced sales of our other Partnered Brands, primarily related to our licensed DKNY® JEANS brand.

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

Gross Profit

Gross profit in the first nine months of 2011 was $586.5 million (52.6% of net sales), compared to $576.0 million (47.7% of net sales) in the first nine months of 2010. The increase in gross profit is primarily due to increased direct-to-consumer net sales across all brands in our Domestic-Based Direct Brands segment, partially offset by decreases in net sales in our Partnered Brands segment and JUICY COUTURE and LUCKY BRAND wholesale operations within our Domestic-Based Direct Brands segment. Our gross profit rate increased due to an increased proportion of sales from retail operations in our Domestic-Based Direct Brands segment, which runs at a higher gross profit rate than the Company average. In addition, the gross profit rate improved in our Partnered Brands segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model.

Selling, General & Administrative Expenses

SG&A decreased $1.6 million, or 0.2%, to $653.5 million in the first nine months of 2011 from $655.1 million in the first nine months of 2010. The decrease in SG&A reflected the following:

•                  A $53.9 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC;

•                  A $7.0 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and

•                  A $59.3 million increase in our Domestic-Based Direct Brands segment, primarily due to increased direct-to-consumer expansion, including an increase in payroll related expenses, professional fees and advertising expenses.

SG&A as a percentage of net sales was 58.6%, compared to 54.3% in the first nine months of 2010, primarily reflecting increased SG&A in our Domestic-Based Direct brands segment to support retail expansion and decreased net sales in our Partnered Brands segment, which exceeded the proportionate reduction in SG&A.

Impairment of Intangible Assets

In the first nine months of 2011, we recorded aggregate non-cash impairment charges of $8.1 million within our Partnered Brands segment primarily related to the indefinite-lived trademarks and customer relationships associated with our KENSIE and MAC & JAC brands.

In the first nine months of 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Partnered Brands segment principally related to merchandising rights of our LIZ CLAIBORNE and licensed DKNY® JEANS brands.

Operating Loss

Operating loss for the first nine months of 2011 was $75.1 million ((6.7)% of net sales) compared to $81.7 million ((6.8)% of net sales) in 2010. Operating loss by segment is provided below:

•                  Domestic-Based Direct Brands operating loss in the first nine months of 2011 was $44.1 million ((5.2)% of net sales), compared to an operating loss of $18.3 million ((2.4)% of net sales) in 2010. The period-over-period change in operating loss reflected (i) an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, professional fees and advertising expenses; (ii) an increase in expenses associated with our streamlining initiatives; and (iii) increased gross profit, as discussed above.

•                  Partnered Brands operating loss in the first nine months of 2011 was $22.0 million ((8.4)% of net sales), compared to an operating loss of $58.5 million ((13.5)% of net sales) in 2010. The decreased operating loss reflected (i) reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; (ii) a decrease in expenses associated with our streamlining activities and brand-exiting activities; and (iii) reduced gross profit, as discussed above.

We also incurred operating losses in our International-Based Direct Brands segment of $9.0 million and $4.9 million in the first nine months of 2011 and 2010, respectively, related to allocated corporate SG&A that could not be reported as discontinued operations.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(7.3) million and $12.3 million for the nine months ended October 1, 2011 and October 2, 2010, respectively. Other (expense) income, net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation (losses) gains of $(10.9) million and $12.1 million on our euro-denominated notes within earnings in the first nine months of 2011 and 2010, respectively; (ii) foreign currency transaction gains and losses; and (iii) equity in earnings of our investment in Kate Spade Japan Co., Ltd. (“KSJ”).

Gain on Sale of Trademarks

In the first nine months of 2011, we recorded a $15.6 million gain on the sale of the trademark rights related to our former Curve brand and other smaller fragrance brands.

Gain on Extinguishment of Debt

During the nine months ended October 1, 2011, we recorded a $6.5 million gain on the extinguishment of debt in connection with the repurchase of 128.5 million euro of our Euro Notes.

Interest Expense, Net

Interest expense, net decreased $0.9 million, or 2.1%, to $42.9 million for the nine months ended October 1, 2011, as compared to $43.8 million for the nine months ended October 2, 2010, primarily reflecting a $10.3 million reduction in amortization of deferred financing costs, including a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility. Interest expense in 2011 reflected the issuance of the Senior Notes in April 2011 and reduced expense due to the tender of 128.5 million euro of our Euro Notes.

Provision for Income Taxes

During the nine months ended October 1, 2011, we recorded a provision for income taxes of $4.3 million, compared to $2.6 million during the nine months ended October 2, 2010. The income tax provision primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first nine months of 2011 was $107.5 million, or (9.6)% of net sales, compared to $115.8 million, or (9.6)% of net sales, in the first nine months of 2010. Earnings per share, Basic and Diluted, (“EPS”) from continuing operations attributable to Liz Claiborne, Inc. was $(1.14) in 2011 and $(1.22) in 2010.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first nine months of 2011 was $293.4 million, reflecting a loss on disposal of discontinued operations of $207.4 million, primarily associated with the global MEXX business and an $86.0 million loss from discontinued operations. Loss from discontinued operations in the first nine months of 2010 was $106.2 million, reflecting a $14.5 million loss on disposal of discontinued operations, primarily associated with the LIZ CLAIBORNE Canada stores and the LIZ CLAIBORNE outlets in the US and Puerto Rico and a $91.7 million loss from discontinued operations. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(3.10) in 2011 and $(1.13) in 2010.

Net Loss Attributable to Liz Claiborne, Inc.

Net loss attributable to Liz Claiborne, Inc. in the first nine months of 2011 increased to $400.9 million from $221.3 million in the first nine months of 2010. EPS was $(4.24) in 2011 and $(2.35) in 2010.

THREE MONTHS ENDED OCTOBER 1, 2011 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 2010

The following table sets forth our operating results for the three months ended October 1, 2011 (comprised of 13 weeks) compared to the three months ended October 2, 2010 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	October 1, 2011 (13 Weeks)	October 2, 2010 (13 Weeks)	$	%

Net Sales	$397.8	$437.5	$(39.7)	(9.1)%

Gross Profit	213.6	218.7	(5.1)	(2.3)%

Selling, general & administrative expenses	217.6	219.3	1.7	0.8%

Impairment of intangible assets	8.1	--	(8.1)	*

Operating Loss	(12.1)	(0.6)	(11.5)	*

Other income (expense), net	17.0	(29.3)	46.3	*

Gain on sale of trademarks	15.6	--	15.6	*

Interest expense, net	(15.8)	(11.5)	(4.3)	(37.4)%

Provision for income taxes	2.7	1.1	(1.6)	*

Income (Loss) from Continuing Operations	2.0	(42.5)	44.5	*

Discontinued operations, net of income taxes	(216.6)	(20.3)	(196.3)	*

Net Loss	(214.6)	(62.8)	(151.8)	*

Net loss attributable to the noncontrolling interest	--	(0.1)	(0.1)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(214.6)	$(62.7)	$(151.9)	*

*   Not meaningful.

Net Sales

Net sales for the third quarter of 2011 were $397.8 million, a decrease of $39.7 million, or 9.1%, compared to the third quarter of 2010. Excluding the impact of a $31.2 million decrease in net sales of brands that have been licensed or exited, a significant portion of which was associated with our AXCESS brand and our LIZ CLAIBORNE family of brands, which transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC, net sales decreased $8.5 million, or 1.9%. This decrease primarily reflected a decrease in net sales within our ongoing Partnered Brands segment, partially offset by improved net sales in our Domestic-Based Direct Brands segment.

Net sales results for our segments are provided below:

•                  Domestic-Based Direct Brands net sales were $313.5 million, an increase of $23.0 million, or 7.9%, reflecting the following:

-       Net sales for JUICY COUTURE were $137.4 million, a 7.2% decrease compared to 2010, which primarily reflected decreases in our wholesale apparel, specialty retail and wholesale non-apparel operations, partially offset by increases in our outlet and e-commerce operations.

Key operating metrics for our JUICY COUTURE retail operations included the following:

—           Average retail square footage in the third quarter of 2011 was approximately 436 thousand square feet, a 27.7% increase compared to the third quarter of 2010;

—           Sales productivity was $157 per average square foot as compared to $192 for the third quarter of 2010; and

—           Comparable direct-to-consumer net sales decreased by 8.3% in the third quarter of 2011. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for the third quarter of 2010 were based on the retail sales data provided by the third party operator.

-                    Net sales for LUCKY BRAND were $100.7 million, a 3.0% increase compared to 2010, reflecting increases in our specialty retail, e-commerce and outlet operations, partially offset by a decrease in our wholesale operations.

Key operating metrics for our LUCKY BRAND retail operations included the following:

—           Average retail square footage in the third quarter of 2011 was approximately 559 thousand square feet, a 0.9% decrease compared to the third quarter of 2010;

—           Sales productivity was $99 per average square foot as compared to $87 for the third quarter of 2010; and

—           Comparable direct-to-consumer net sales increased by 15.7% in the third quarter of 2011.

-                    Net sales for KATE SPADE were $75.4 million, a 69.0% increase compared to 2010, driven by increases in e-commerce, specialty retail, wholesale non-apparel, wholesale apparel and outlet operations.

Key operating metrics for our KATE SPADE retail operations included the following:

—           Average retail square footage in the third quarter of 2011 was approximately 144 thousand square feet, a 3.9% increase compared to the third quarter of 2010;

—           Sales productivity was $206 per average square foot as compared to $151 for the third quarter of 2010; and

—           Comparable direct-to-consumer net sales increased by 77.6% in the third quarter of 2011.

•                  Partnered Brands net sales were $84.3 million, a decrease of $62.6 million, or 42.6%, reflecting:

-                    A $31.2 million, or 21.2%, decrease related to brands that have been licensed or exited, a significant portion of which was related to a decrease in sales of our AXCESS brand and our LIZ CLAIBORNE family of brands, which transitioned from the legacy department store model to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; and

-                    A net $31.4 million, or 21.4%, decrease related to reduced sales of our other Partnered Brands, primarily related to our licensed DKNY® JEANS brand.

Gross Profit

Gross profit in the third quarter of 2011 was $213.6 million (53.7% of net sales), compared to $218.7 million (50.0% of net sales) in the third quarter of 2010. The decrease in gross profit is primarily due to decreased net sales in our Partnered Brands segment and JUICY COUTURE wholesale operations within our Domestic-Based Direct Brands segment, partially offset by increased direct-to-consumer net sales across all brands in our Domestic-Based

Direct Brands segment. The gross profit rate increased primarily due to our transition of the LIZ CLAIBORNE family of brands to a licensing model with the Partnered Brands segment.

Selling, General & Administrative Expenses

SG&A decreased $1.7 million, or 0.8%, to $217.6 million in the third quarter of 2011 from $219.3 million in the third quarter of 2010. The decrease in SG&A reflected the following:

•

A $19.2 million decrease in our Partnered Brands segment and corporate SG&A, inclusive of an increase associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements;

•	A $4.0 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and

•

A $21.5 million increase in our Domestic-Based Direct Brands segment, primarily due to increased direct-to-consumer expansion, including an increase in advertising expenses, professional fees and payroll related expenses.

SG&A as a percentage of net sales was 54.7%, compared to 50.1% in the third quarter of 2010, primarily reflecting an increased proportion of expenses from our Domestic-Based Direct Brands segment, which runs at a higher SG&A rate than the Company average, and decreased net sales in our Partnered Brands segment, which exceeded proportionate reductions in SG&A.

Impairment of Intangible Assets

During the third quarter of 2011, we recorded aggregate non-cash impairment charges of $8.1 million within our Partnered Brands segment primarily related to the indefinite-lived trademarks and customer relationships associated with our KENSIE and MAC & JAC brands.

Operating Loss

Operating loss for the third quarter of 2011 was $12.1 million ((3.0)% of net sales) compared to operating loss of $0.6 million ((0.1)% of net sales) in 2010. Operating loss by segment is provided below:

•

Domestic-Based Direct Brands operating loss in the third quarter was $1.6 million ((0.5)% of net sales), compared to operating income of $4.7 million (1.6% of net sales) in 2010. The operating loss reflected (i) an increase in SG&A related to direct-to-consumer expansion, including an increase in advertising expenses, professional fees and payroll related expenses; (ii) increased expenses associated with our streamlining initiatives; and (iii) increased gross profit, as discussed above.

•

Partnered Brands operating loss in the third quarter was $7.4 million ((8.7)% of net sales), compared to an operating loss of $2.8 million ((1.9)% of net sales) in 2010. The period-over-period change reflected (i) reduced gross profit; (ii) reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC; and (iii) a decrease in expenses associated with our streamlining initiatives and brand-exiting activities.

We also incurred operating losses in our International-Based Direct Brands segment of $3.1 million and $2.6 million in the third quarter of 2011 and 2010, respectively, related to allocated corporate SG&A that could not be reported as discontinued operations.

Other Income (Expense), Net

Other income (expense), net amounted to $17.0 million and $(29.3) million in the three months ended October 1, 2011 and October 2, 2010, respectively. Other income (expense), net consisted primarily of (i) the impact of the partial dedesignation of the hedge of our investment in certain euro functional currency subsidiaries, which resulted in the recognition of non-cash foreign currency translation gains (losses) of $15.0 million and $(25.7) million on our euro-denominated notes within earnings in the third quarter of 2011 and 2010, respectively; (ii) foreign currency transaction gains and losses; and (iii) equity in earnings of our investment in KSJ.

Gain on Sale of Trademarks

In the third quarter of 2011, we recorded a gain on the sale of trademark rights related to our former Curve brand and other smaller fragrance brands.

Interest Expense, Net

Interest expense, net increased $4.3 million, or 37.4%, to $15.8 million for the three months ended October 1, 2011, as compared to $11.5 million for the three months ended October 2, 2010, primarily reflecting interest expense related to the Senior Notes, which were issued in April 2011, partially offset by a decrease in interest expense due to the tender of 128.5 million euro of our Euro Notes.

Provision for Income Taxes

The income tax provision of $2.7 million and $1.1 million for the three months ended October 1, 2011 and October 2, 2010, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations in the third quarter of 2011 was $2.0 million, or 0.5% of net sales, compared to $(42.5) million, or (9.7)% of net sales, in the third quarter of 2010. EPS from continuing operations attributable to Liz Claiborne, Inc. was $0.02 in 2011 and $(0.45) in 2010.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the third quarter of 2011 was $216.6 million, reflecting a loss on disposal of discontinued operations of $196.8 million primarily associated with the global MEXX business and a $19.8 million loss from discontinued operations. Loss from discontinued operations in the third quarter of 2010 was $20.3 million, reflecting a $2.5 million loss on disposal of discontinued operations, primarily associated with the LIZ CLAIBORNE outlet stores in the US and Puerto Rico, and a $17.8 million loss from discontinued operations. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(2.29) in 2011 and $(0.22) in 2010.

Net Loss Attributable to Liz Claiborne, Inc.

Net loss attributable to Liz Claiborne, Inc. in the third quarter of 2011 increased to $214.6 million from $62.7 million in the third quarter of 2010. EPS was $(2.27) in 2011 and $(0.67) in 2010.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. Our primary ongoing cash requirements are to (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfiguration of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; and (v) fund operational and contractual obligations. We expect that our streamlining initiatives will provide long-term cost savings.

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

The Convertible Notes enhance flexibility by allowing us to utilize cash or shares to repay the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the third quarter of 2011 and are convertible during the fourth quarter of 2011. On May 19, 2011, we obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. As a result of the approval, if the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

As discussed above, under our Amended Agreement, we are subject to minimum borrowing availability levels. Based on our forecast of borrowing availability under the Amended Agreement, including proceeds from the transactions discussed above, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Agreement will be sufficient to fund our liquidity requirements for at least the next 12 months.

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

The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability under the Amended Agreement and to comply with other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations.

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

Cash and Debt Balances. We ended the first nine months of 2011 with $12.4 million in cash and marketable securities, compared to $17.0 million at the end of the first nine months of 2010 and with $747.3 million of debt outstanding at the end of the first nine months of 2011, compared to $736.9 million at the end of the first nine months of 2010. The debt balance as of October 2, 2010 reflected the repayment of borrowings under the amended and restated revolving credit facility with $171.1 million of net income tax refunds received during the first nine months of 2010. The $15.0 million increase in our net debt position (total debt less cash and marketable securities) over the last twelve months primarily reflected: (i) $220.1 million of proceeds from the issuance of the Senior Notes, partially offset by the repayment of $178.3 million of our Euro Notes in connection with the Tender Offer; (ii) the use of increased borrowings under our amended and restated revolving credit facility to fund $81.2 million of capital and in-store shop expenditures, including $23.0 million to purchase our Ohio distribution center under the terms of the previously existing synthetic lease agreement; and (iii) the reclassification of the MEXX net debt to held for sale as of October 1, 2011. We generated $133.6 million in cash flows from continuing operations over the last 12 months.

As a result of a number of de-leveraging dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” we received approximately $471.0 million of cash proceeds since August 11, 2011 predominantly from trademark sales, which we have applied in part to repay all outstanding amounts under our Amended Agreement.

Accounts Receivable decreased $125.4 million, or 45.6%, at October 1, 2011 compared to October 2, 2010, primarily due to the presentation of MEXX accounts receivable as held for sale at October 1, 2011 and decreased wholesale sales in our Partnered Brands segment. Accounts receivable decreased $58.5 million, or 28.1% at October 1, 2011 compared to January 1, 2011, primarily due to the presentation of MEXX accounts receivable as held for sale at October 1, 2011 and decreased wholesale sales in our Partnered Brands and our Domestic-Based Direct Brands segments.

Inventories decreased $124.6 million, or 32.8% at October 1, 2011 compared to October 2, 2010, primarily due to (i) the presentation of MEXX inventories as held for sale at October 1, 2011; (ii) the period-over-period impact of decreased sales in our Partnered Brands segment; and (iii) the impact of other brands that have been licensed or exited. Compared to January 1, 2011, inventory decreased $33.6 million, or 11.6%, primarily due to the presentation of MEXX inventories as held for sale at October 1, 2011, partially offset by an increase in Domestic-Based Direct Brands inventory to support growth initiatives, including retail store expansion.

Borrowings under our amended and restated revolving credit facility peaked at $234.8 million during the first nine months of 2011, compared to a peak of $190.1 million during the first nine months of 2010. Our borrowings under this facility totaled $188.9 million at October 1, 2011 (including $45.1 million reported in Liabilities held for sale on the accompanying Condensed Consolidated Balance Sheet), compared to $167.3 million at October 2, 2010.

Net cash (used in) provided by operating activities of our continuing operations was $(11.8) million in the first nine months of 2011, compared to $23.1 million in the first nine months of 2010, which included $171.1 million of income tax refunds and a $24.3 million refund to Li & Fung related to a buying/sourcing agreement. The remaining period-over-period decrease of $111.9 million was primarily due to a $99.9 million increase in working capital items, which included proceeds received in connection with the amendment to the licensing agreement with Elizabeth Arden. We also incurred reduced losses in 2011 compared to 2010 (excluding foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $131.8 million and $46.4 million of cash in the nine months ended October 1, 2011 and October 2, 2010, respectively.

Net cash used in investing activities of our continuing operations was $47.2 million in the first nine months of 2011, compared to $47.5 million in the first nine months of 2010. Net cash used in investing activities in the nine months ended October 1, 2011 primarily reflected the use of $61.5 million for capital and in-store shop expenditures, inclusive of $23.0 million for the purchase of the Ohio distribution center and $1.6 million for acquisition related payments for our previous acquisition of MAC & JAC, partially offset by the receipt of proceeds of $15.6 million from the sale of the trademarks for our former Curve brand and selected other smaller fragrance brands. Net cash used in investing activities in the nine months ended October 2, 2010 primarily reflected the use of: (i) $39.2 million for capital and in-store shop expenditures; (ii) $5.0 million for acquisition related payments for our previous acquisition of LUCKY BRAND; and (iii) $4.0 million for investments in and advances to KSJ. In addition, the investing activities of our discontinued operations used $8.8 million and $16.3 million of cash in the nine months ended October 1, 2011 and October 2, 2010, respectively.

Net cash provided by financing activities of our continuing operations was $151.3 million in the first nine months of 2011, compared to $82.4 million in the first nine months of 2010. The $68.9 million period-over-period increase primarily reflected a (i) $62.7 million increase in net cash provided by borrowing activities, including a net $41.8 million increase from the receipt of proceeds from the issuance of the Senior Notes, which were partially used to repay the Euro Notes and an increase in borrowings under our amended and restated revolving credit facility to fund cash requirements for current year operating activities and (ii) a decrease of $5.4 million in cash paid for deferred financing fees. In addition, the financing activities of our discontinued operations provided $45.3 million of cash in the nine months ended October 1, 2011.

Commitments and Capital Expenditures

During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the sale or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and with QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 62 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 49 such leases. As of October 1, 2011, the future aggregate payments under these leases amounted to $38.9 million and extended to various dates through 2022.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will result in the termination of all or a significant portion of our union employees (see Note 12 of Notes to Condensed Consolidated Financial Statements). During the third quarter of 2011, we ceased contributions to a union-sponsored multiemployer defined benefit pension plan, which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multiemployer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A in the accompanying Condensed Consolidated Statements of Operations related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we estimate we will pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2011 or 2012. We have been notified by the fund administrators that our withdrawal liability calculation is in process.

As discussed above, we established KSC in June 2011. We made a capital contribution to KSC of $2.5 million in the fourth quarter of 2011 and are required to make capital contributions to KSC of $5.0 million in 2012 and $5.5 million in 2013. We agreed that we or one of our affiliates will reacquire the existing KATE SPADE business in China from Globalluxe Kate Spade HK Limited (“Globalluxe”) during 2011. The cost of the reacquisition in China, which is not expected to be significant, will be shared equally by the joint venture partners.

Additionally, we agreed that we or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

We will continue to closely manage spending, with 2011 capital expenditures expected to be $83.0 - $88.0 million, including $60.0 million - $65.0 million of capital expenditures for general corporate purposes and $23.0 million for the purchase of our Ohio distribution center under the terms of the previously existing synthetic lease agreement, compared to $58.9 million in 2010. Forecasted 2011 and fiscal 2010 capital expenditures exclude $15.0 million and $22.0 million, respectively, related to the MEXX business. These expenditures primarily relate to our plan to open 30-35 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility.

Debt consisted of the following:

In thousands	October 1, 2011	January 1, 2011	October 2, 2010

5.0% Euro Notes (a)	$296,145	$467,498	$481,838
6.0% Convertible Senior Notes(b)	77,386	74,542	73,662
10.5% Senior Secured Notes(c)	220,088	--	--
Revolving credit facility(d)	143,745	22,735	167,327
Capital lease obligations	9,899	13,037	14,052
Total debt	$747,263	$577,812	$736,879

(a)

The change in the balance of these euro-denominated notes reflected the repurchase of 128.5 million euro of our Euro Notes in the second quarter of 2011 and the impact of changes in foreign currency exchange rates.

(b)

The balance at October 1, 2011, January 1, 2011 and October 2, 2010 represented principal of $90.0 million and an unamortized debt discount of $12.6 million, $15.5 million and $16.3 million, respectively.

(c)	The balance at October 1, 2011 reflected the issuance of the Senior Notes on April 7, 2011.

(d)

The decrease in the balance compared to October 2, 2010 partially reflected the presentation of the MEXX revolving credit facility borrowings as held for sale as of October 1, 2011 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

For information regarding our debt and credit instruments, refer to Note 9 of Notes to Condensed Consolidated Financial Statements.

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

As discussed above, during the fourth quarter of 2011 we completed: (i) the MEXX Transaction; (ii) the sale of the DANA BUCHMAN trademark rights; and (iii) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks. As of October 1, 2011, after giving effect to the completed transactions discussed above, availability under our amended and restated revolving credit facility on an adjusted basis is as follows:

In thousands	As Reported	Adjusted(a)

Total facility(b)	$350,000	$350,000
Borrowing base(b)	399,816	314,219

Outstanding borrowings	188,883	143,745
Letters of credit issued	34,432	23,459
Available capacity	126,685	147,015
Excess capacity(c)	81,685	102,015

(a)

Reflects (i) the MEXX Transaction; (ii) the sale of the DANA BUCHMAN trademark rights; and (iii) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks. This information is for illustrative purposes as of October 1, 2011 and does not purport to represent what our borrowing base and outstanding borrowings would have been had these transactions occurred as of October 1, 2011.

(b)	Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(c)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

On November 2, 2011, we completed a fourth amendment and consent (the “Fourth Amendment”) to the Amended Agreement. The Fourth Amendment, among other things, permits the sale of our trademarks discussed above pursuant to their respective purchase agreements, and allows the net proceeds of such sales to be used to prepay or repurchase our existing Euro Notes, Convertible Notes or Senior Notes, subject to certain tests and conditions.

Off-Balance Sheet Arrangements

For a discussion of our synthetic lease arrangement, which expired in the second quarter of 2011, see Note 11 of Notes to Condensed Consolidated Financial Statements.

We have not entered into any other off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities. All of the foregoing contracts related to the Company’s global MEXX business. The fair values of the assets and liabilities of the associated contracts were not significant as of October 1, 2011.

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

As of October 1, 2011, January 1, 2011 and October 2, 2010, we dedesignated an aggregate 131.5 million euro, 230.0 million euro and 209.0 million euro, respectively, of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries.

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

We recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Nine Months Ended		Three Months Ended
In thousands	October 1, 2011 (39 Weeks)	October 2, 2010 (39 Weeks)	October 1, 2011 (13 Weeks)	October 2, 2010 (13 Weeks)
Effective portion recognized within Accumulated OCI	$ (3,357)	$ 8,151	$ 10,253	$ (17,331)
Ineffective portion recognized within Other (expense) income, net	(10,924)	12,079	14,976	(25,684)

We occasionally use short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, we entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, we entered into forward contracts designated as non-hedging derivative instruments that matured in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other (expense) income, net for the nine months ended October 1, 2011.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. There were no significant changes in our critical accounting policies during the nine months ended October 1, 2011. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, see Note 19 of Notes to Condensed Consolidated Financial Statements.

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

We do not speculate on the future direction of interest rates. As of October 1, 2011, January 1, 2011 and October 2, 2010, our exposure to changing market rates was as follows:

Dollars in millions	October 1, 2011	January 1, 2011	October 2, 2010
Variable rate debt(a)	$143.7	$22.7	$167.3
Average interest rate	4.78%	4.65%	4.55%

(a)

The decrease in the balance compared to October 2, 2010 reflected the presentation of the MEXX revolving credit facility borrowings as held for sale as of October 1, 2011 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

A ten percent change in the average rate would have resulted in a $0.4 million change in interest expense during the nine months ended October 1, 2011.

As of October 1, 2011, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Euro Notes, Senior Notes and the Convertible Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

We transact business in multiple currencies, resulting in exposure to exchange rate fluctuations. We mitigated the risks associated with changes in foreign currency exchange rates through the use of foreign exchange forward contracts and collars to hedge transactions denominated in foreign currencies for periods of generally less than one year. These instruments were utilized almost entirely in connection with the global MEXX business, in which we sold an 81.25% interest to Gores on October 31, 2011. Accordingly, we do not expect to use such hedging instruments in the foreseeable future. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the underlying hedged item affects earnings.

At October 1, 2011, January 1, 2011 and October 2, 2010, we had forward contracts aggregating to $11.4 million, $122.0 million and $139.3 million, respectively. At October 1, 2011, we had forward contracts aggregating to 2.5 million euros. We had outstanding foreign currency collars with net notional amounts aggregating to $15.7 million at October 1, 2010. Unrealized losses for outstanding foreign currency options and foreign exchange forward contracts were $2.7 million at October 1, 2011, $3.5 million at January 1, 2011 and $2.2 million at October 2, 2010. A sensitivity analysis to changes in the foreign currencies when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $0.8 million at October 1, 2011. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $0.8 million at October 1, 2011. Any resulting changes in the fair value of the hedged instruments would be partially offset by changes in the underlying balance sheet positions. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in foreign currency. We do not hedge all transactions denominated in foreign currency.

We hedged our net investment position in certain euro functional subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. As discussed above (see “Hedging Activities”), as of October 1, 2011, we dedesignated an aggregate 131.5 million euro of the euro-denominated bonds as a hedge of our net investment in certain euro functional currency subsidiaries. A sensitivity analysis to changes in the US dollar when measured against the euro indicated if the US dollar weakened by 10.0% against the euro, a translation loss of $17.6 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $17.6 million associated with the ineffective portion of the hedge would be recorded in Other (expense) income, net. As a result of the completion of the MEXX Transaction, we expect all translation gains and losses related to the Euro Notes will be reflected in Other (expense) income, net. A sensitivity analysis to changes in the US dollar when measured against the euro that assumes all translation is recorded in Other (expense) income, net indicated if the US dollar weakened by 10.0% against the euro as of October 1, 2011, a translation loss of $29.6 million would be recorded in Other (expense) income, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $29.6 million would be recorded in Other (expense) income, net.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A purported class action complaint captioned Angela Tyler (individually and on behalf of all others similarly situated) v. Liz Claiborne, Inc, Trudy F. Sullivan and William L. McComb, was filed in the United States District Court in the Southern District of New York on April 28, 2009 against the Company, its Chief Executive Officer, William L. McComb and Trudy Sullivan, a former President of the Company. The complaint alleges certain violations of the federal securities laws, claiming misstatements and omissions surrounding the Company’s wholesale business. On September 29, 2011, Judge Richard Holwell issued an opinion and order granting the Company’s motion to dismiss in its entirety, with prejudice. The court also dismissed with prejudice the claims against the other defendants. The time to appeal the dismissal has expired and the plaintiffs did not appeal this ruling.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors and information in other documents we file with the SEC, in evaluating the Company and its business. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

The following risk factors amend and restate in their entirety the risk factors that were included in Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011:

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

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfiguration of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; and (v) fund general operational and contractual obligations. Under our amended and restated asset-based revolving loan agreement (as amended to date, the “Amended Agreement”), the aggregate commitments are $350.0 million. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. As of October 1, 2011, we had $126.7 million of borrowing availability and $223.3 million of outstanding borrowings and letters of credit under the Amended Agreement. As a result of a number of de-leveraging dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” we received approximately $471.0 million of cash proceeds since August 11, 2011 predominantly from trademark sales, which we have applied in part to repay all outstanding amounts under our Amended Agreement. For the 2011 year-end, we project net debt of approximately $270.0-290.0 million. We intend to use available cash for future repayments of outstanding indebtedness (including the Euro Notes and eventual future draws under the Amended Agreement).

As a result of a May 2010 amendment and restatement of our Amended Agreement, the maturity date of the Amended Agreement was extended from May 2011 to August 2014, provided that in the event that our remaining Euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

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

While there can be no certainty that availability under the Amended Agreement plus cash on hand will be sufficient to fund our liquidity needs, based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. The recent economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, significantly lower consumer confidence and significantly reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a continuation or worsening of current economic conditions would adversely impact our net sales and operating cash flows. In addition, the sufficiency and availability of our sources of liquidity may be affected by a variety of other factors, including, without limitation: (i) other factors that affect the level of our operating cash flows, such as retailer and consumer acceptance of our products; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the sale or discontinuation of any of our current brands, or certain termination events. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. We are currently in discussions with Li & Fung as to the potential for any refund of any amounts as a result of the recent sale of our former KENSIE, KENSIE GIRL and MAC & JAC trademarks and the early termination of our DKNY® JEANS and DKNY® ACTIVE license; we do not believe any such amounts will be material. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

Should we be unable to comply with the requirements in the Amended Agreement, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Agreement. Should we be unable to borrow under the Amended Agreement, or if outstanding borrowings thereunder become immediately due and payable, our liquidity may be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Agreement would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes, the Euro Notes and the Senior Notes.

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

The economies of the US, Europe and other parts of the world in which we operate weakened significantly as a result of the global economic crisis that began in the second half of 2008 and which has persisted since then. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to: (i) general economic and business conditions both in the US and abroad; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions, both domestic and abroad; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.

Recent global economic conditions have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and declines in consumer confidence and economic growth. The current unstable economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future. A number of our markets continue to suffer particularly severe downturns, and we have experienced significant declines in revenues.

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

Our wholesale businesses are dependent to a significant degree on sales to a limited number of large US department store customers, and our business could suffer as a result of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry, financial difficulties at our large department store customers.

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

We sell our wholesale merchandise primarily to major department stores across the US and extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, the difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our customers and consumers which, in turn, could have an adverse impact on our business, financial condition, liquidity and results of operations.

We cannot assure that the transition of the Mexx business to a new entity in which we hold a minority interest will be successful, that the new entity will be successful or that our minority interest in the new entity will not decrease in value.

On October 31, 2011, we completed the transaction whereby we sold the global Mexx business to a new entity in which we retained an 18.75% minority interest. Under the terms of such transaction, we have obligations regarding the transitioning of the Mexx business to the new entity, including the requirement that the Company provide certain transition services to the new entity. There are a number of risks associated with such transition, including the potential costs associated with such transition services. Such costs may negatively impact our business, financial condition, results of operations, cash flows and liquidity. The new entity may not be successful in its operation of the Mexx business, and our minority ownership may decrease in value.

We may not be able to successfully re-launch our LUCKY BRAND or revitalize our JUICY COUTURE creative direction and product offering.

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

On September 29. 2010, we announced that we retained Lee Ann Nealz to serve as President and Chief Creative Director of JUICY COUTURE. As we have previously disclosed, we believe that our JUICY COUTURE product offering needed to be revitalized, and recent results for the brand have been challenging. The Spring 2012 product offering will be the first over which Ms. Nealz has had complete creative control. There can be no assurances that the new offering will achieve consumer acceptance or that the profitability of JUICY COUTURE will improve.

We cannot assure the successful implementation and results of our long-term strategic plans.

Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

-         Our strategic plan contemplates a significant expansion of our specialty retail business in our Domestic-Based Direct Brands segment. The successful operation and expansion of our specialty retail business in our Domestic-Based Direct Brands segments is subject to, among other things, our ability to: (i) successfully expand the specialty retail store base of our Domestic-Based Direct Brands segments; (ii) successfully find appropriate sites; (iii) negotiate favorable leases; (iv) design and create appealing merchandise; (v) manage inventory levels; (vi) install and operate effective retail systems; (vii) apply appropriate pricing strategies;  (viii) integrate such stores into our overall business mix; (ix) successfully extend these brands into markets worldwide through distribution, licensing or joint venture arrangements or other business models, including in growing markets such as China.. We may not be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In the first nine moths of 2011, we continued to closely manage spending and opened 19 Company-owned retail stores, and expect to open an additional 11-16 Company-owned retail stores in the fourth quarter of 2011.

-         We recently completed the sales of the global MEXX business and the global trademark rights to the LIZ CLAIBORNE family of brands, DANA BUCHMAN and our former KENSIE, KENSIE GIRL and MAC & JAC brands, the sale of the trademark rights in the US and Puerto Rico for the MONET brand, as well as the early termination of our DKNY® JEANS and DKNY® ACTIVE licensing arrangement. In such transactions, we have retained an 18.75% interest in the new entity operating the MEXX business, the rights to supply jewelry on a wholesale basis to the new owners of the LIZ CLAIBORNE, DANA BUCHMAN and MONET brands, and international rights to the MONET brand.

To help us improve our sourcing and supply chain capabilities, on February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, incremental, identifiable expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases made through Li & Fung.

We might not be successful in these efforts, and our failure to evolve our supply chain capabilities and reduce costs in this area will have a material adverse impact on our business and results. In addition, our agreement with Li & Fung provides for a refund of a portion of the closing payment under certain limited circumstances, including a change in our control, the sale or discontinuation of any of our current brands, certain termination events and the failure to maintain certain levels of business. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. We are currently in discussions with Li & Fung as to the potential for any refund of any amounts as a result of the recent sale of our former Kensie brand and the early termination of our DKNY® JEANS and DKNY® ACTIVE license; we do not believe any such amounts will be material. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung. We continue to assess various streamlining opportunities to reduce costs associated with our distribution process, which could result in additional outsourcing agreements in the future.

The recent sales of the global trademark rights to the LIZ CLAIBORNE family of brands, DANA BUCHMAN and our former KENSIE, KENSIE GIRL and MAC & JAC brands, the sale of the trademark rights in the US and Puerto Rico for the MONET brand, as well as the early termination of our DKNY® JEANS and DKNY® ACTIVE licensing arrangement present risks, including, without limitation, costs associated with the transition of the sold brands to their respective acquirers and the termination and transition of the DKNY® JEANS licensed business, our ability to efficiently change our operational model and infrastructure as a result of such transactions, the impact of such transactions on the LIZ CLAIBORNE brand licensing arrangements, our ability to continue a good working relationship with those licensees and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result of the transactions.

On October 12, 2011, the Company announced the following transactions:

-         The sale of the global trademark rights to the LIZ CLAIBORNE family of brands and the sale of the trademark rights in the US and Puerto Rico for the MONET brand. This transaction closed on November 2, 2011. In such arrangement, existing licenses for the Liz Claiborne family of brands were assigned to JCPenney and the rights to such licenses were licensed back to the Company, including the multi-year license agreement with QVC entered into in August 2009 granting rights (subject to pre-existing licenses) to the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. The Company also agreed to continue to supply jewelry product on a wholesale basis for the sold brands.

-         The sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to BlueStar Alliance LLC. The transaction closed on October 24, 2011. The Company expects that it will sell jewelry product under the brands to the new owner or its licensee on a wholesale basis.

-         The sale of the DANA BUCHMAN trademarks to Kohl’s, which previously was the exclusive retailer for the brand. The transaction closed on October 12, 2011. The Company will continue to sell jewelry under the DANA BUCHMAN brand to Kohl’s on a wholesale basis.

-         The early termination of our DKNY® JEANS and DKNY® ACTIVE license, effective January 3, 2012, and the transition of the licensed business back to the brand owner.

The Company is obligated under these transactions to work to transition the brand businesses to the acquirers, including the provision by the Company of a number of transition services. The costs involved in completing such transitions may negatively impact our business, financial condition, results of operations, cash flows and liquidity.

In connection with the license agreements we entered into in 2009 with JCPenney and QVC, most of our then-existing LIZ CLAIBORNE product licensees began to work with QVC and JCPenney directly. Under our sale transaction with JCPenney, licenses under the LIZ CLAIBORNE family of brands have been licensed back to the Company. The working relationships established in 2009 will continue with current licensees under the LIZ CLAIBORNE family of brands. Such existing licensees and JCPenney and/or QVC might not be able to successfully work together on the license product categories. One existing product licensee is currently alleging that the LIZ CLAIBORNE 2009 brand license arrangements adversely impacted their ongoing ability to sell LIZ CLAIBORNE merchandise; another licensee was unsuccessful in making such allegations (see “Part II Other Information, Item 1 Legal Proceedings”). Other licensees could make comparable allegations with respect to the 2009 licenses or the recent brand sales.

In addition, our recent transactions may have an adverse impact on sales of our other brands to our US department store customers. We operate in a highly competitive retail environment. Certain of our other US department store customers could still choose to decrease or eliminate the amount of other products purchased from us or change the manner of doing business with us as result of these transactions. Such a decision by a group of US department stores or any other significant customers could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.

The success of our business depends on our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies.

The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. These industries are also subject to being able to expand business to growing markets worldwide.  We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores, and in the business model employed, and partners we select to work with, in new and growing markets worldwide.  Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores.  Our success is also dependent on our ability to successfully extend our businesses into new territories and markets, such as China,

We attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle. However, in order to secure necessary materials and ensure availability of manufacturing facilities, we must make substantial advance commitments, which may be up to five months or longer, prior to the receipt of firm orders from customers for the items to be produced. We need to translate market trends into appropriate, saleable product offerings relatively far in advance, while minimizing excess inventory positions, and correctly balance the level of our fabric and/or merchandise commitments with actual customer orders. We cannot assure that we will be able to continue to develop appealing styles and brands or successfully meet changing customer and consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received and supported by our wholesale customers or consumers. Our failure to gauge consumer needs and fashion trends by brand and respond appropriately, and to appropriately forecast our ability to sell products, could adversely affect retail and consumer acceptance of our products and leave us with substantial outstanding fabric and/or manufacturing commitments, resulting in increases in unsold inventory or missed opportunities. If that occurs, we may need to employ markdowns or promotional sales to dispose of excess inventory, which may harm our business and results. At the same time, our focus on inventory management may result, from time to time, in our not having a sufficient supply of products to meet demand and cause us to lose potential sales.

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

We are bound by a variety of collective bargaining agreements in the US and Canada, mostly in our warehouse and distribution facilities, most of which we expect to end within the next 12 months. We consider our relations with our nonunion and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, we cannot rule out the possibility of a labor dispute at one or more of our facilities relating to any facility closings, outsourcing or ongoing negotiations with respect to contracts that expire. Any such dispute could have a material adverse impact on our business.

Costs related to withdrawal from a multi-employer pension fund could negatively affect our results of operations and cash flow.

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which will result in the termination of all or a significant portion of its union employees. In the third quarter of 2011, the Company ceased contributing to a union-sponsored multiemployer defined benefit pension plan, which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multiemployer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to its estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and the Company estimates it will pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2011 or 2012. We have been notified by the fund administrators that our Company’s withdrawal liability calculation is in process.

In connection with our streamlining initiatives, we have entered into an agreement with Li & Fung Limited for distribution services in the United States and announced our plan  to close our West Chester, Ohio distribution center in 2012. We may not realize the anticipated cost savings from the closure, and there can be no assurances that the transition to a single third party service provider for distribution  will be successful.

On July 13, 2011, a Memorandum of Agreement (the “Agreement”) between us and the Chicago and Midwest Regional Joint Board of Workers United (the “Union”) was ratified by the Union. The Agreement sets forth the terms and conditions pursuant to which we will effectuate orderly layoffs of our employees at our West Chester, Ohio distribution center (the “Facility”), in connection with the anticipated closure and sale of the Facility in the second half of 2012. In August 2011, we entered into an agreement with Li & Fung Limited for the provision of distribution services in the United States following the shutdown of our facility. While the closure of the Facility is part of our streamlining initiatives and is designed to reduce our costs, there can be no assurances that we will realize all of the anticipated cost savings from this action. In addition, there can be no assurance that the transition to a single third party distribution service provider will be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our business could suffer if we cannot adequately establish, defend and protect our trademarks and other proprietary rights.

We believe that our trademarks and other proprietary rights are significantly important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities. Counterfeiting of our products, particularly our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity or results of operations. However, the actions taken to establish and protect our trademarks and other proprietary rights might not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, in certain countries others may assert rights in, or ownership of, our trademarks and other proprietary rights or we may not be able to successfully resolve such conflicts, or resolving such conflicts may require us to make significant monetary payments. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the US. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.

Our success will depend on our ability to successfully develop or acquire new product lines and enter new markets or product categories.

We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements, and/or implement new business models (such as the wholesale jewelry model we will retain for the recently sold LIZ CLAIBORNE, DANA BUCHMAN, MONET and KENSIE/MAC & JAC brands). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

-         Our ability to identify appropriate business development opportunities, including new product lines and new markets, including important growth markets such as China;

-        New businesses, business models, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;

-         Consumer acceptance of the new products or lines;

-         We may not be able to generate projected or satisfactory levels of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business;

-         We may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business;

-         We may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

-         With respect to a business where we are not the brand owner, but instead act as licensee or a supplier, such as our arrangements to supply jewelry on a whole sale basis to the acquirers of the LIZ CLAIBORNE, MONET, DANA BUCHMAN and KENSIE/MAC & JAC brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable agreements and the public perception and/or acceptance of the brands or other product lines, which are not within our control.

The markets in which we operate are highly competitive, both within the US and abroad.

We face intense competitive challenges from other domestic and foreign fashion apparel and accessories producers and retailers. Competition is based on a number of factors, including the following:

-         Anticipating and responding to changing consumer demands in a timely manner;

-         Establishing and maintaining favorable brand name and recognition;

-         Product quality;

-         Maintaining and growing market share;

-         Exploiting markets outside of the United States, including growth markets such as China;

-         Developing quality and differentiated products that appeal to consumers;

-         Establishing and maintaining acceptable relationships with our retail customers;

-         Pricing products appropriately;

-         Providing appropriate service and support to retailers;

-         Optimizing our retail and supply chain capabilities;

-         Size and location of our retail stores and department store selling space; and

-         Protecting intellectual property.

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

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the US and other regions, including approximately 500 suppliers manufacturing our products. At the end of 2010 such suppliers were located in 50 countries, with the largest finished goods supplier at such time accounting for less than 7.0% of the total of finished goods we purchased in 2010. We expect that with the sale in the 2011 fourth quarter of our global Mexx business, the number of factories and countries from which we source products will decline.  A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

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

On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, identifiable, incremental expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. Our buying/sourcing agent offices In Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. The transition with Li & Fung might not be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

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

We source most of our products outside the US through arrangements with independent suppliers in approximately 50 countries as of January 1, 2011. We expect that with the sale in the 2011 fourth quarter of our global Mexx business, the number of countries from which we source products will decline.   There are a number of risks associated with importing our products, including but not limited to the following:

-         The potential reimposition of quotas, which could limit the amount and type of goods that may be imported annually from a given country, in the context of a trade retaliatory case;

-         Changes in social, political, legal and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

-         The imposition of additional regulations, or the administration of existing regulations, relating to products which are imported, exported or otherwise distributed;

-         The imposition of additional duties, tariffs, taxes and other charges or other trade barriers on imports or exports;

-         Risks of increased sourcing costs, including costs for materials and labor and such increases potentially resulting from the elimination of quota on apparel products;

-         our ability to adapt to and compete effectively in the current quota environment, in which general quota has expired on apparel products, resulting in changing in sourcing patterns and lowered barriers to entry, but political activities which could result in the reimposition of quotas or other restrictive measures have been initiated or threatened;

-         Significant delays in the delivery of cargo due to security considerations;

-         The imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

-         The enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the US reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries.

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

While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Our international sales, as well as our international businesses’ inventory and accounts receivable levels, could be materially affected by currency fluctuations. As a result of our sale of the global MEXX business, our international sales will represent a much smaller percentage of our overall sales, and, accordingly, our risk to currency fluctuations with respect to our operations is more limited.

In addition, we have outstanding 221.5 million euro of euro-denominated Notes, which could further expose our business and balance sheets to foreign currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

A material disruption in our information technology systems could adversely affect our business or results of operations.

We rely extensively on our information technology (“IT”) systems to track inventory, manage our supply chain, record and process transactions, summarize results and manage our business. The failure of IT systems to operate effectively, problems with transitioning to upgraded or replacement systems or difficulty in integrating new systems could adversely impact our business. In addition, our IT systems are subject to damage or interruption from power outages, computer, network and telecommunications failures, computer viruses, security breaches and usage errors by our employees. If our IT systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Any material disruption in our IT systems could adversely affect our business or results of operations, as well as our ability to effect the transitions of the recently sold businesses.

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

We are subject to various litigations and other proceedings in our business which, if determined unfavorably to us, could have a material adverse effect on our results of operations and cash flows. For a more detailed discussion of these litigations and other proceedings, see “Part II Other Information, Item 1 Legal Proceedings.” We may in the future be subject to claims by other licensees of our merchandise that may be similar to those we have disclosed in this Quarterly Report on Form 10-Q under “Part II Other Information, Item 1 Legal Proceedings,” and we may also become party to other claims and legal actions in the future which, either individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows. In addition, any of the current or possible future legal proceedings in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended October 1, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
July 3, 2011 - July 30, 2011	--	$--	--	$28,749
July 31, 2011 - September 3, 2011	18.6	5.76	--	28,749
September 4, 2011 - October 1, 2011	--	--	--	28,749
Total -13 Weeks Ended October 1, 2011	18.6	$5.76	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Agreement currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1

Merger Agreement, dated as of September 1, 2011, by and among Gores Malibu Holdings (Luxembourg) S.à r.l., EuCo B.V., Registrant and Liz Claiborne Foreign Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated September 6, 2011).

2.2

Asset Purchase Agreement, dated as of September 1, 2011, by and among Gores Malibu Holdings (Luxembourg) S.à r.l., 3256890 Nova Scotia Limited, Registrant and Liz Claiborne Canada Inc. (incorporated herein by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated September 6, 2011).

10.1

Third Amendment and Consent, dated as of September 21, 2011, to the Second Amendment and Restated Credit Agreement, among Registrant, Mexx Europe B.V., Liz Claiborne Canada Inc., Juicy Couture Europe Limited, the several lenders thereto, JPMorgan Chase bank N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent.

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

DATE:	November 9, 2011

	LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

	By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell
		ANDREW WARREN		ELAINE H. GOODELL
		Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)