Form 10-K
period 2011-12-31
CLAIBORNE LIZ INC
filed 2012-02-29
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Act").    Yes ☐    No ☑

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

         Based upon the closing sale price on the New York Stock Exchange on July 1, 2011, the last business day of the registrant's most recently completed second fiscal quarter, which quarter ended July 2, 2011, the aggregate market value of the registrant's Common Stock, par value $1.00 per share, held by non-affiliates of the registrant on such date was approximately $502,277,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

         Number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of February 17, 2012: 100,971,981 shares.

Documents Incorporated by Reference:

         Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 15, 2012-Part III.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Statements contained in, or incorporated by reference into, this Annual Report on Form 10-K, future filings by us with the Securities and Exchange Commission ("SEC"), our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "target," "forecast," "project," "expect," "believe," "we are optimistic that we can," "current visibility indicates that we forecast" or "currently envisions" and similar phrases. Forward-looking statements include statements regarding, among other items:

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

  •
  our ability to successfully implement our long-term strategic plans, including the expansion into markets outside of the US, such as KATE SPADE's joint venture in China;

  •
  risks associated with the transition of the MEXX business to the newly formed entity in which we hold a minority interest and the possible failure of such entity that may make our interest therein of little or no value and risks associated with the ability of the majority shareholder to operate the MEXX business successfully, which will impact the potential value of our minority interest;

  •
  costs associated with (i) the transition of the LIZ CLAIBORNE family of brands, MONET US, DANA BUCHMAN, KENSIE and MAC & JAC brands from the Company to their respective acquirers and (ii) the early termination and transition of the DKNY® Jeans and DKNY® Active licenses;

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

  •
  risks associated with our buying/sourcing agreement with Li & Fung Limited ("Li & Fung"), which results in a single third party foreign buying/sourcing agent for a significant portion of our products;

  •
  risks associated with the closing of our Ohio distribution center and our US distribution services agreement with Li & Fung, which results in a single third party service provider for a significant portion of our US distribution and our ability to effectively transition our distribution function to Li & Fung within our expected timeline;

  •
  a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product, tariffs and other trade barriers;

  •
  our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products, but political activity seeking to re-impose quota has been initiated or threatened;

  •
  our exposure to currency fluctuations;

  •
  risks associated with material disruptions in our information technology systems;

  •
  risks associated with privacy breaches;

  •
  risks associated with credit card fraud and identity theft;

  •
  risks associated with third party service providers;

  •
  limitations on our ability to utilize all or a portion of our US deferred tax assets if we experience an "ownership change"; and

  •
  the outcome of current and future litigation and other proceedings in which we are involved.

        Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K in "Item 1A — Risk Factors." We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WEBSITE ACCESS TO COMPANY REPORTS

        Our investor website can currently be accessed at www.lizclaiborneinc.com under "Investor Relations." On our about May 15, 2012, our investor website will become www.fifthandpacific.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption "Financial Reports — SEC Filings" promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions "Corporate Governance" and "Financial Reports — SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Liz Claiborne, Inc., 1441 Broadway, New York, New York 10018. Documents filed with the SEC are also available on the SEC's website at www.sec.gov.

        We were incorporated in January 1976 under the laws of the State of Delaware. In this Annual Report on Form 10-K, unless the context requires otherwise, references to "Liz Claiborne," "our," "us," "we" and "the Company" mean Liz Claiborne, Inc. and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to "2011" represent the 52 week fiscal year ended December 31, 2011. All references to "2010" represent the 52 week fiscal year ended January 1, 2011. All references to "2009" represent the 52 week fiscal year ended January 2, 2010.

PART I

Item 1.    Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

  General

        Liz Claiborne Inc. designs and markets a portfolio of retail-based, premium brands including JUICY COUTURE, KATE SPADE and LUCKY BRAND. We also have a private brand jewelry design and development division that markets brands through department stores and serves J.C. Penney Corporation, Inc. ("JCPenney") via exclusive supplier agreements for the LIZ CLAIBORNE and MONET jewelry lines and Kohl's Corporation ("Kohl's") via an exclusive supplier agreement for DANA BUCHMAN jewelry. We also have licenses for the LIZ CLAIBORNE NEW YORK brand, available at QVC and LIZWEAR, which is distributed through the club store channel. We maintain an 18.75% stake in MEXX, a European and Canadian apparel and accessories retail-based brand.

        We are changing the name of the Company to "Fifth & Pacific Companies, Inc." to better communicate our strategic focus on growing our three global lifestyle brands (JUICY COUTURE, KATE SPADE and LUCKY BRAND) and reflect the sale of the LIZ CLAIBORNE brand to JCPenney, among other recent transactions. The change is expected to be effective on or about May 15, 2012, at which time we expect our stock will begin trading on the New York Stock Exchange ("NYSE") as Fifth & Pacific Companies, Inc. under the symbol FNP.

        Our operations and management structure reflect a brand-centric approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing. For a discussion of our segment reporting structure, see "Business Segments" below.

  Recent Initiatives and Business Strategy

        During 2011 and early 2012, we completed various transactions that had a transformational impact on our portfolio of brands and significantly improved our liquidity, including:

  •
  the sale of the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney for $267.5 million, where we maintain an exclusive supplier agreement to produce and sell jewelry to JCPenney under the LIZ CLAIBORNE and MONET brands and a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC;

  •
  the sale of our global MEXX business to a company ("NewCo") in which we indirectly hold an 18.75% interest and affiliates of The Gores Group, LLC ("Gores") hold an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo;

  •
  the sale of our DANA BUCHMAN trademark to Kohl's Corporation ("Kohl's") and the sale of our KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC ("Bluestar") for aggregate consideration of $39.8 million, where we maintain a license to produce and sell jewelry under the KENSIE brand and an exclusive supplier arrangement to provide Kohl's with DANA BUCHMAN-branded jewelry;

  •
  the termination of the DKNY® Jeans and DKNY® Active license with Donna Karan International effective at the end of 2011, one year ahead of the scheduled license maturity;

  •
  the closure of our MONET concessions and the LIZ CLAIBORNE concessions in Europe; and

  •
  the amendment of our long-term license agreement with Elizabeth Arden, Inc. ("Elizabeth Arden"), which included the sale of the trademarks for our former Curve brand and selected other smaller fragrance brands.

        We enhanced our debt and liquidity profile through the following transactions:

  •
  the repurchase of 268.5 million euro aggregate principal balance of our 5.0% euro Notes due July 2013 (the "Euro Notes") during 2011 and the first quarter of 2012, leaving 81.5 million aggregate principal amount of the Euro Notes outstanding;

  •
  the issuance of $220.0 million 10.5% Senior Secured Notes due April 2019 (the "Senior Notes");

  •
  the conversion of $20.8 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") into 6,163,221 shares of our common stock, leaving $69.2 million aggregate principal amount of the Convertible Notes outstanding; and

  •
  the repayment of all outstanding indebtedness under our amended and restated revolving credit facility, leaving no amounts outstanding and $180.6 million of cash and marketable securities on hand as of December 31, 2011.

        We also executed the following operational initiatives:

  •
  we continued to transition our cost structure to a more variable model by entering into an agreement with Li & Fung Limited ("Li & Fung") for distribution services in the US for our Company-owned retail stores and our wholesale businesses;

  •
  we initiated actions to close our Ohio distribution center, which are expected to be completed in the fourth quarter of 2012;

  •
  we recently established KATE SPADE operations in the United Kingdom; and

  •
  we established a joint venture in China with E-Land Fashion China Holdings, Limited to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand.

        Over recent years, we have reorganized our business into a brand-centric, streamlined operating model with a focus on achieving a competitive cost structure. Nevertheless, macroeconomic challenges and uncertainty continue to dampen consumer spending and unemployment levels remain high. Therefore, we continue to focus on the careful execution of our strategic plans and seek opportunities to improve our productivity and profitability.

        We have established our operating and financial goals based on the following strategies:

  •
  Re-energize JUICY COUTURE. In September 2010, we announced the appointment of JUICY COUTURE's Co-President and Creative Director, LeAnn Nealz, to set the creative vision for the brand and bring fresh, new execution. JUICY COUTURE has restaged its product line in Spring 2012. In February 2012, we also appointed David Bassuk as JUICY COUTURE'S Co-President and Chief Operating Officer to partner with LeAnn Nealz on the management and overall leadership of the brand. Over the longer-term, JUICY COUTURE will focus on: (i) "re-couturing" its domestic store fleet; (ii) driving growth in Asian and European markets by building on the positive consumer response at its Beijing flagship and its new London store; and (iii) increasing the proportion of accessories sales.

  •
  Grow KATE SPADE. Our strategic initiatives for KATE SPADE include: (i) opening new retail locations; (ii) increasing the proportion of apparel sales; (iii) accelerating growth in the JACK

    SPADE brand; (iv) increasing international sales with a focus on Asia as a primary market; and (v) remaining focused on growing e-commerce sales.

  •
  Continue to build on recent successes and drive consistent high quality top and bottom-line growth at LUCKY BRAND. The new management team has focused on leveraging LUCKY BRAND's strong denim heritage while expanding existing product assortments and implementing new offerings, in addition to significantly improving the overall consumer shopping experience. Specific strategic initiatives for the brand include: (i) increasing the brand's direct-to-consumer footprint; (ii) further improving store productivity; (iii) accelerating wholesale growth; (iv) expanding children's and accessory lines; and (v) developing the brand internationally.

  •
  Focus on cash flow generation and manage liquidity. We are focused on driving operating cash flow generation and managing liquidity through consistent profitability of our brands, cost reductions and the efficient use of working capital.

  Business Segments

        Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2011, we determined that we would disaggregate our former Domestic-Based Direct Brands segment into three reportable segments, JUICY COUTURE, KATE SPADE and LUCKY BRAND. The operations of our former Partnered Brands segment have become our Adelington Design Group & Other segment. The four reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in four reportable segments:

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our JUICY COUTURE brand.

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our LUCKY BRAND.

  •
  Adelington Design Group & Other segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

        The operations associated with our AXCESS brand concluded in Fall 2011 and the operations of our former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group & Other segment.

        We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

        See Notes 1 and 17 of Notes to Consolidated Financial Statements and "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations."

  JUICY COUTURE

        Our JUICY COUTURE brand offers luxurious, casual and fun women's and girl's apparel, as well as accessories and jewelry under various JUICY COUTURE trademarks. JUICY COUTURE products are sold predominately through wholly-owned specialty retail and outlet stores, select upscale specialty retail stores and department stores throughout the US, through a network of distributors and owned and licensed retail stores in Asia, Canada, Europe, South America and the Middle East, as well as through our JUICY COUTURE e-commerce website. In addition, JUICY COUTURE has existing licensing agreements for fragrances, footwear, optics, watches, swimwear, electronics cases and baby products.

  KATE SPADE

        Our KATE SPADE brand offers fashion products (accessories, apparel and jewelry) for women and men under the KATE SPADE and JACK SPADE trademarks, respectively. These products are sold primarily in the US through wholly-owned specialty retail and outlet stores, select specialty retail and upscale department stores, our operations in Brazil and the United Kingdom and through our KATE SPADE e-commerce website, as well as through joint ventures in Japan and China and through a network of distributors in Asia. KATE SPADE's product line includes handbags, small leather goods, fashion accessories, jewelry and apparel. In addition, KATE SPADE has existing licensing agreements for footwear, optics, fragrances, tabletop products, legwear, electronics cases, bedding and stationery. JACK SPADE products include briefcases, travel bags, small leather goods and apparel.

  LUCKY BRAND

        Our LUCKY BRAND offers an expanded assortment of men's and women's denim, woven and knit tops, dresses and sweaters, graphic tees, as well as accessories and jewelry, under various LUCKY BRAND trademarks. LUCKY BRAND products are available for sale at wholly-owned specialty retail and outlet stores in the United States and Canada, select department and specialty stores and through the LUCKY BRAND e-commerce website. LUCKY BRAND also has licensing agreements for fragrances, footwear, swimwear, eyewear and electronic cases.

  ADELINGTON DESIGN GROUP & OTHER

        The operations within our Adelington Design Group & Other segment consist principally of:

  •
  Exclusive supplier arrangements to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry and Kohl's with DANA BUCHMAN-branded jewelry for two years;

  •
  An exclusive license to produce and sell jewelry under the KENSIE brand name;

  •
  A royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC;

  •
  LIZWEAR, women's apparel available through the club store channel; and

  •
  TRIFARI, a signature jewelry brand for women sold primarily in mid-tier department stores.

SALES AND MARKETING

        Domestic direct-to-consumer sales are made through our own retail and outlet stores and e-commerce websites. Our domestic wholesale sales are made primarily to department store chains and specialty retail store customers. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

        In Europe, direct-to-consumer sales are made through our own retail and outlet stores, e-commerce websites and concession stores within department store locations. Wholesale sales are made primarily to department store and specialty retail store customers. In Canada, direct-to-consumer sales are made through our own retail and outlet stores. In other international markets, including Asia, the Middle East and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate. We also have a direct-to-consumer and wholesale presence through distribution agreements, joint ventures in China and Japan and our own retail stores.

        We continually monitor retail sales in order to directly assess consumer response to our products. During 2011, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for JUICY COUTURE, KATE SPADE and LUCKY BRAND. Our retail stores reflect the distinct personalities of each brand, offering a unique shopping experience and exclusive merchandise.

  Specialty Retail Stores:

        As of December 31, 2011, we operated a total of 307 specialty retail stores under various Company trademarks, consisting of 285 retail stores within the US and 22 retail stores outside of the US (primarily in Europe and Canada).

        The following table sets forth select information, as of December 31, 2011, with respect to our specialty retail stores:

        US Specialty Retail Stores

Specialty Store Format	Number of Stores	Approximate Average Store Size (Square Feet)
LUCKY BRAND	166	2,400
JUICY COUTURE	72	3,500
KATE SPADE	40	2,000
JACK SPADE	7	1,200

        Foreign Specialty Retail Stores

Specialty Store Format	Number of Stores	Approximate Average Store Size (Square Feet)
LUCKY BRAND	13	2,400
JUICY COUTURE	6	2,800
KATE SPADE	3	1,400

  Outlet Stores:

        As of December 31, 2011, we operated a total of 122 outlet stores under various Company-owned and licensed trademarks, consisting of 119 outlet stores within the US and three outlet stores outside of the US (primarily in Europe and Canada).

        The following table sets forth select information, as of December 31, 2011, with respect to our outlet stores:

        US Outlet Stores

Outlet Store Format	Number of Stores	Approximate Average Store Size (Square Feet)
JUICY COUTURE	48	3,100
LUCKY BRAND	42	2,900
KATE SPADE	29	2,100

        Foreign Outlet Stores

Outlet Store Format	Number of Stores	Approximate Average Store Size (Square Feet)
JUICY COUTURE	3	2,800

  Concession Stores:

        Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third party department store or specialty store retailer. As of December 31, 2011, the Company operated five JUICY COUTURE concession stores in Europe.

  E-commerce:

        Our products are sold on a number of branded websites. E-commerce was an important business driver in 2011. We also operate several websites that only provide information about our merchandise but do not sell directly to customers. The following table sets forth select information concerning our branded websites:

Website	Information Only	Information and Direct to Consumer Sales
www.fifthandpacific.com(a)	X
www.jackspade.com		X
www.juicycouture.com		X
www.katespade.com		X
www.lizclaiborneinc.com(b)	X
www.loveisnotabuse.com(c)	X
www.luckybrand.com		X

(a)
This website will become our investor website on or about May 15, 2012.

(b)
This website currently offers investors information concerning the Company, but is required to be transferred to JCPenney in 2012 in connection with the sale of the global trademark rights to the LIZ CLAIBORNE family of brands to JCPenney.

(c)
This website provides information and resources to address domestic violence matters.

  Wholesale:

        Wholesale sales (before allowances) to our 100 largest customers accounted for substantially all of our 2011 wholesale sales (before allowances). No single customer accounted for more than 10.0% of net sales for 2011. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. Sales to our domestic department and specialty retail store customers are made primarily through our New York City and Los Angeles showrooms. Internationally, sales to our department and specialty retail store customers are made through showrooms in the United Kingdom.

        Orders from our wholesale customers generally precede the related shipping periods by several months. Our largest customers discuss with us retail trends and their plans regarding their anticipated levels of total purchases of our products for future seasons. These discussions are intended to assist us in planning the production and timely delivery of our products.

        We utilize in-stock reorder programs in several divisions to enable customers to reorder certain items through electronic means for quick delivery, as discussed below in the section entitled "Buying/Sourcing." Many of our wholesale customers participate in our in-stock reorder programs through their own internal replenishment systems.

  Licensing:

        We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand's market presence. As of December 31, 2011, we had 24 license arrangements, pursuant to which third party licensees produce merchandise under Company-owned trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2017. Each of the licenses earns revenue based on a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in net sales for the segment under which the license resides.

        In October 2009, we entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. Under the agreement, JCPenney only used designs provided or approved by us. In November 2011, we consummated a transaction to sell the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney for $267.5 million. The transaction provided for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK, LCNY and LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for MONET. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks are licensed back to us on a royalty-free basis through July 2020.

        In October 2009, we also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in the US and certain international markets. QVC merchandises and sources the product and we provide brand management oversight. The agreement provides for the payment to us of a royalty based on net sales of licensed products by QVC. Pursuant to the November 2011 sale transaction discussed above, we have a royalty-free license from JCPenney to continue to maintain the license with QVC for the LIZ CLAIBORNE NEW YORK trademark through July 2020.

        The following table sets forth information with respect to the licensed product categories of our brands:

Products	Brands
Bed & Bath	KATE SPADE
Cosmetics & Fragrances	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Electronics Cases	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Footwear	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Hard Tabletop	KATE SPADE
Intimate Apparel/Underwear	LUCKY BRAND
Kids/Baby	JUICY COUTURE
Legwear and Socks	KATE SPADE
Optics	JUICY COUTURE; KATE SPADE; LUCKY BRAND; SIGRID OLSEN
Sleepwear/Loungewear	LUCKY BRAND
Stationery and Paper Goods	KATE SPADE
Sunglasses	JUICY COUTURE; KATE SPADE; LUCKY BRAND; SIGRID OLSEN
Swimwear	JUICY COUTURE; LUCKY BRAND
Watches	JUICY COUTURE; LUCKY BRAND
Window Treatments	KATE SPADE

  Marketing:

        Marketing for our brands is focused on reinforcing brand relevance, increasing awareness, engaging consumers and guiding them to our retail stores and e-commerce sites. We use a variety of marketing strategies to enhance our brand equity and promote our brands. These initiatives include direct mail, in-store events and internet marketing, including the use of social media. We incurred expenses of $49.3 million, $53.4 million and $57.9 million for advertising, marketing and promotion for all brands in 2011, 2010 and 2009, respectively.

        In 2011, we continued our domestic in-store shop and fixture programs, which are designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the following brand names: JACK SPADE, JUICY COUTURE, KATE SPADE, and LUCKY BRAND. Our accessories operations also offer an in-store shop and fixture program. In 2011, we installed an aggregate of 36 in-store shops. We plan to install an aggregate of approximately 20 additional in-store shops in 2012.

        For further information concerning our domestic and international sales, see Note 17 of Notes to Consolidated Financial Statements.

BUYING/SOURCING

        Pursuant to a buying/sourcing agency agreement, Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying/sourcing agent. Our agreement with Li & Fung provides for a refund of a portion of the 2009 closing payment in certain limited circumstances, including a change of control of the Company, the divestiture or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and with QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. We are currently in discussions with Li & Fung regarding a potential refund in connection with the recent sale of our former KENSIE, KENSIE GIRL and MAC & JAC trademarks and the early termination of our former DKNY® Jeans and DKNY® Active license; we do not believe any such amounts in the aggregate will be material. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

        Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2011, approximately 300 suppliers located in 32 countries manufactured our products, with the largest finished goods supplier accounting for less than 4.5% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

        Most of our products are purchased as completed product "packages" from our manufacturing contractors, where the contractor purchases all necessary raw materials and other product components, according to our specifications. When we do not purchase "packages," we obtain fabrics, trimmings and other raw materials in bulk from various foreign and domestic suppliers, which are delivered to our manufacturing contractors for use in our products. We do not have any long-term, formal arrangements with any supplier of raw materials. To date, we have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.

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

        If we misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See "Item 1A — Risk Factors."

        Our buying/sourcing arrangements with Li & Fung and with our foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. In addition, as Li & Fung is the buying/sourcing agent for a significant portion of our products, we are subject to the risk of having to rebuild such buying/sourcing capacity or find another agent or agents to replace Li & Fung in the event the agreement with Li & Fung terminates, or if Li & Fung is unable to fulfill its obligations under the agreement.

        In addition, as we rely on independent manufacturers, a manufacturer's failure to ship product to us in a timely manner, or to meet quality or safety standards, could cause us to miss delivery dates to our retail stores or our wholesale customers. Failure to make deliveries on time could cause our retail customers to expect more promotions and our wholesale customers to seek reduced prices, cancel orders or refuse deliveries, all of which could have a material adverse effect on us. We maintain internal staff responsible for overseeing product safety compliance, irrespective of our agency agreement with Li & Fung.

        Additionally, we are a certified and validated member of the United States Customs and Border Protection's Customs-Trade Partnership Against Terrorism ("C-TPAT") program and expect all of our suppliers shipping to the United States to adhere to our C-TPAT requirements, including standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier.

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

        We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative and other "special trade programs." Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of "safeguard quota," "safeguard duties," or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we maintain a program of intensive monitoring of import restrictions and opportunities. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.

        In light of the substantial portion of our products that is manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in buying/sourcing patterns or quota provisions, could adversely affect our operations. The elimination of quota has resulted in an overall reduction in the cost of apparel. However, the implementation of any "safeguard quota provisions," "countervailing duties," any "anti-dumping" actions or any other actions impacting international trade can result in cost increases for certain categories of products and in disruption of the supply chain for certain product categories. See "Item 1A — Risk Factors."

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

        Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.

DISTRIBUTION

        During the second quarter of 2011, we initiated actions to close our principal distribution facility located in Ohio, as discussed in "Item 2 — Properties." In August 2011, we entered into an agreement with Li & Fung for distribution in the United States for our owned retail stores, as well as for our wholesale business. Upon implementation of this initiative, we will have significantly reduced our fixed cost base for distribution. Related functions such as logistics and compliance will remain in-house.

BACKLOG

        On February 3, 2012, our order book reflected unfilled customer orders for approximately $155.4 million of merchandise, as compared to approximately $346.9 million at February 4, 2011. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2012 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons. However, the decline in the value of unfilled customer orders primarily reflects the sale of the global MEXX business and other disposition transactions.

TRADEMARKS

        We own most of the trademarks used in connection with our businesses and products.

        The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

Company Owned Trademarks

AXCESS	LUCKY BRAND
BIRD BY JUICY COUTURE	LUCKY YOU LUCKY BRAND
COUTURE COUTURE	MARVELLA
DIRTY ENGLISH	MONET(a)
JACK SPADE	SIGRID OLSEN
JUICY COUTURE	TRIFARI
KATE SPADE

Third Party Owned Trademarks

DANA BUCHMAN(b)	LIZ CLAIBORNE NEW YORK(d)(e)
KENSIE(c)	LIZWEAR(e)
LIZ CLAIBORNE(b)	MONET(b)(f)

(a)
International rights only.

(b)
The Company provides jewelry for these brands under exclusive supplier arrangements.

(c)
The Company has an exclusive license to produce and sell jewelry under the KENSIE brand name.

(d)
As discussed above, QVC is the exclusive specialty retailer for LIZ CLAIBORNE NEW YORK merchandise in the product categories covered by the QVC license agreement (which is subject to pre-existing license agreements) in the US.

(e)
Licensed to the Company by JCP on a royalty free basis.

(f)
Domestic rights only.

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

        In markets outside of the US, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third party owners of the conflicting marks. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.

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

        See "Item 1A — Risk Factors."

        Our principal competitors vary by brand and include the following:

  •
  For JUICY COUTURE: Marc by Marc Jacobs, JCrew, Michael Kors, Pink, Coach and Diane von Furstenberg

  •
  For LUCKY BRAND: Diesel, Guess, True Religion, 7 for all Mankind and Abercrombie & Fitch

  •
  For KATE SPADE: Coach, Diane von Furstenberg, Marc by Marc Jacobs, Michael Kors and Tory Burch

EMPLOYEES

        At December 31, 2011, we had approximately 6,100 full-time employees worldwide, as compared to approximately 11,300 full-time employees at January 1, 2011.

        We are bound by collective bargaining agreements covering 300 employees at our West Chester, Ohio distribution center (the "Ohio Facility") and 18 employees at our North Bergen, New Jersey offices. During 2011, we were also party to a collective bargaining agreement covering employees at our distribution facility in Burnaby, Canada, which closed in January 2012; the collective bargaining agreement terminated effective with the closure of this facility.

        On July 13, 2011, a Memorandum of Agreement (the "Agreement") by and between the Company and the Chicago and Midwest Regional Joint Board of Workers United (the "Union") was ratified by the Union. The Agreement sets forth the terms and conditions pursuant to which we will effectuate orderly layoffs of our employees at the Ohio Facility, in connection with the anticipated closure and sale of the Ohio Facility in the fourth quarter of 2012. It is currently estimated that such layoffs will conclude in the fourth quarter of 2012.

        The Agreement provides, among other things, that the terms and conditions of the collective bargaining agreement between the Company and the Union, effective June 17, 2008 to June 16, 2011, as previously extended to July 16, 2011 by the parties (the "CBA"), shall remain in effect during the shutdown of the Ohio Facility, except as such terms are amended by the Agreement. Among other things, the Agreement provides that effective July 31, 2011, we no longer contribute to the multi-employer defined benefit pension plan (the "Fund"), which is jointly sponsored by the Union and management representatives of the contributing employers pursuant to the Taft Hartley Act and regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Prior to the cessation of contributions, we contributed to the Fund pursuant to obligations arising under the CBA. See "Item 1A — Risk Factors," and Note 8 of Notes to Consolidated Financial Statements.

        We remain bound by a collective bargaining agreement with Local 10, Metropolitan Area Joint Board, Workers United and Local 99, Metropolitan Distribution and Trucking Joint Board, Workers United, covering 18 employees at our New Jersey offices that extends through September 2014. This collective bargaining agreement, which was ratified by the Union on October 1, 2011, provides, among other things, that effective September 30, 2011 we no longer contribute to the Fund, which is jointly sponsored by the Union and management representatives of the contributing employers pursuant to the Taft Hartley Act and regulated by ERISA. Prior to the cessation of contributions, we contributed to the Fund pursuant to obligations arising under the CBA.

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

        The major components of our compliance program are: (i) communicating our Standards of Engagement to workers, suppliers and associates; (ii) auditing and monitoring against those standards; (iii) providing workers with a confidential reporting channel; (iv) working with non-governmental organizations; and, (v) working closely with factory management to develop sustainable compliance programs. Suppliers are required to post our Standards of Engagement in the workers' native language at all factories where our merchandise is being made. We have used various methods to educate workers regarding our standards and their rights, including development of booklets to better illustrate those standards and involving non-governmental organizations to train workers. The Standards of Engagement, along with detailed explanations of each standard, are included on our suppliers' websites. All new suppliers must acknowledge our standards and agree to our monitoring requirements.

        We have been a participating company in the Fair Labor Association ("FLA") since its inception. The FLA is a collaborative effort comprised of socially responsible companies, colleges and universities and civil society organizations whose collective purpose is to improve working conditions at factories around the world. The FLA has developed a Workplace Code of Conduct, based on International Labor Organization standards and has created benchmarks to monitor adherence to those standards, or to perform remediation. Its monitoring program is a brand accountability system that places responsibility on companies to voluntarily achieve desired workplace standards in factories manufacturing their goods. In May 2005, we were in the first group of six companies accredited by the FLA, and we were reaccredited in June 2008. Re-accreditation signifies that we continue to focus our labor compliance program around FLA standards, benchmarks and protocols and have met the requirements of FLA participation. Traditionally, the re-accreditation period had been every three years. The FLA has extended the period to allow Participating Companies to modify their programs to comply with their revised standards and company obligations. We are, in turn, updating our program to meet these new standards.

        As of December 31, 2011, we had approximately 300 active factories on our roster. A total of approximately 170 were audited by our internal compliance team, Li & Fung auditors or third party auditors. Additionally, there were approximately 100 follow up audits. In many cases, we rely on our agents' audit reports. As such, we continue to conduct shadow audits to confirm that audit protocols and findings are consistent between the two companies. Additionally, as a participating company in the FLA, our suppliers' factories are also subject to independent, unannounced audits by accredited FLA monitors.

        We are aware that auditing only confirms compliance at the time of the audit, and we continue to look for ways to improve our monitoring program and work with suppliers to create sustainable compliance at their factories. Creating workers' awareness and establishing a channel of communication for reporting issues of non-compliance are two important strategies. We encourage all factories to establish internal grievance procedures and give workers the opportunity to report their concerns directly to the Company. At our request, several major factories participated in FLA programs which aid in human resource management and developing internal grievance policies. More information about our monitoring program is available on our website.

  Philanthropic Programs

        We have a number of philanthropic programs that support the nonprofit sector in our major operating communities, In the coming year, these programs will evolve along with the company as we transition into Fifth & Pacific Companies.

  •
  The Liz Claiborne Foundation, established in 1981, is a separate nonprofit legal entity supporting nonprofit organizations working with women to achieve economic independence. The Foundation supports programs in the US communities where our primary offices are located that offer essential job readiness training and increase access to tools that help women, including those affected by domestic violence, transition from poverty into successful independent living. While the mission of the Foundation will remain focused on women's economic independence, with the announcement of the Company's transition to Fifth & Pacific Companies, the Liz Claiborne Foundation is also in the process of changing its name to The Fifth & Pacific Foundation.

  •
  Liz Claiborne Associates Committed to Service ("LizACTS") is our company-wide volunteer program that for over a decade allowed our associates to work collectively to give back to organizations in our major operating communities. This program will evolve to support engagement with the nonprofit community through our three main brands. Volunteerism, specifically at the associate level, is critical to positive community engagement, and programs in this area complement our philanthropy supporting women's economic independence.

  •
  The Merchandise Donation Program provides direct charitable support to meet community needs. When available we donate product, samples, fixtures and furniture to several types of organizations, including clothing banks, programs for women and certain charitable interests of our associates.

  •
  The Matching Gift Program supports and encourages the charitable interests of our associates. Our flexible program matches associates' gifts at a rate of one to one in the areas of arts, health and safety, education, human services and the environment. Contributions to organizations where associates serve as voluntary board members are matched at a rate of two to one.

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

  •
  KATE SPADE and Women for Women International have formed Hand In Hand, an exclusive partnership born from both organizations' commitment to celebrating creativity, independence and individuality among women. KATE SPADE supports Women for Women International by employing women in war-torn countries, and utilizing their traditional handcrafts in special collections, designed by the team in New York. The idea is to provide training, fair wages and dependable income in parts of the world where these opportunities are not the norm. KATE SPADE also aids the organization through retail co-marketing, promotion and events.

  Environmental Initiatives

        We are committed to a long-term sustainable approach to caring for and safeguarding the environment. As such, we endeavor to balance environmental considerations and social responsibility with our business goals by evolving and implementing our Corporate Environmental Policy, in addition to complying with environmental laws and regulations. Our current sustainability policy focuses on three major components — reducing waste, reusing and recycling — to help minimize our impact on the environment.

        In 2010, we conducted our first carbon footprint analysis following the criteria issued by the World Resources Institute and the World Business Council for Substantial Development. Our analysis covered our operations in the US (including offices, distribution centers and stores), and the transport of goods from domestic and foreign manufacturers to our distribution centers and stores in the US. We are using the findings to continue to enhance our corporate environmental strategy, as well as provide a benchmark as we continue our efforts in the future. As our business, the economy, and the environment in which we operate evolve, we remain aware of the impact our actions have on the environment and revise and enhance our environmental approach, as appropriate.

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

        Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfigurations of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; and (v) fund general operational and contractual obligations. Under our amended and restated asset-based revolving loan agreement (as amended to date, the "Amended Agreement"), the aggregate commitments are $350.0 million. Our borrowing availability under the Amended Agreement is determined primarily by the level of our eligible accounts receivable and inventory balances. As of December 31, 2011, we had $316.1 million of borrowing availability and $33.9 million of outstanding borrowings and letters of credit under the Amended Agreement. As a result of a number of de-leveraging dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments," we received $470.7 million of cash proceeds since August 11, 2011 predominantly from trademark sales, which we have applied in part to repay all outstanding amounts under our Amended Agreement and we redeemed 140.0 million euro aggregate principal amount of our Euro Notes since that time. We intend to use available cash primarily for future repayments of outstanding indebtedness (including the Euro Notes and eventual future draws under the Amended Agreement).

        As a result of a May 2010 amendment to and restatement of our Amended Agreement, the maturity date of the Amended Agreement was extended from May 2011 to August 2014, provided that in the event that our remaining Euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

        In March 2011, we entered into an amendment to the Amended Agreement. Among other things, the amendment modified certain prepayment provisions in the Amended Agreement so that the proceeds from the offering of the Senior Notes would not be required to repay outstanding borrowings under the amended and restated revolving credit facility, but instead could be used to fund the Tender Offer and permitted the use of up to $35.0 million for general corporate purposes.

        In September 2011, we entered into a third amendment to the Amended Agreement. Pursuant to the third amendment, the required lenders consented to the sale of an 81.25% interest in the global MEXX business (the "MEXX Transaction"). In addition, the third amendment provided for the repayment of all outstanding obligations under the $40.0 million Canadian Sublimit (as defined in the Amended Agreement) and the $100.0 million European Sublimit (as defined in the Amended Agreement) and elimination of the European Sublimit on the closing date of the MEXX Transaction. The overall borrowing limit, the Canadian Sublimit and the borrowing base calculations remained otherwise unchanged. Any remaining net proceeds from the MEXX Transaction were used to repay other outstanding amounts under the amended and restated revolving credit facility.

        In November 2011, we entered into a fourth amendment to the Amended Agreement. The fourth amendment, among other things, permitted the sale of certain of our trademarks pursuant to their respective purchase agreements, and allowed the net proceeds of such sales to be used to prepay or repurchase our existing Euro Notes, Convertible Notes or Senior Notes, subject to certain tests and conditions.

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

        While there can be no certainty that availability under the Amended Agreement plus cash on hand will be sufficient to fund our liquidity needs, based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. Over recent years, the economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, lower consumer confidence and reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a worsening of current economic conditions would adversely impact our net sales and operating cash flows. In addition, the sufficiency and availability of our sources of liquidity may be affected by a variety of other factors, including, without limitation: (i) factors affecting the level of our operating cash flows, such as retailer and consumer acceptance of our products; (ii) the status of, and any adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the divestiture of any of our current brands, or certain termination events. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. We are currently in discussions with Li & Fung regarding a potential refund in connection with the sale of our former KENSIE, KENSIE GIRL and MAC & JAC trademarks and the early termination of our former DKNY® Jeans and DKNY® Active license; we do not believe any such amounts will be material in the aggregate. Our agreement with Li & Fung is not exclusive; however, we are required to source a minimum value and a specified percentage of product purchases from Li & Fung.

        During 2011, we received $20.0 million from JCPenney (refundable to JCPenney under certain circumstances) in exchange for our agreement to develop exclusive brands for JCPenney by Spring 2014.

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

General economic conditions in the US, Europe and other parts of the world, including a continued weakening or instability of such economies, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion apparel and related products, such as ours.

        The economies of the US, Europe and other parts of the world in which we operate weakened significantly as a result of the global economic crisis that began in the second half of 2008 and which has persisted since then, with recent signs of modest improvement in the US. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to: (i) general economic and business conditions both in the US and abroad; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions, both domestic and abroad; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.

        Global economic conditions over the past few years have included significant recessionary pressures and declines in employment levels, disposable income and actual and/or perceived wealth and declines in consumer confidence and economic growth. The current unstable economic environment has been characterized by a dramatic decline in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. While the decline in consumer spending has recently moderated, these economic conditions could still lead to continued declines in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future. A number of our markets continue to suffer particularly severe downturns, and we have experienced significant declines in revenues.

        While we have seen intermittent signs of stabilization in North America, there continues to be volatility in the European markets and there are no assurances that the global economy will continue to recover. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

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

        Fluctuations in the price, availability and quality of the fabrics or other raw materials used to manufacture our products, as well as the price for labor, marketing and transportation, could have a material adverse effect on our cost of sales or our ability to meet our customers' demands. The prices for such fabrics depend largely on the market prices for the raw materials used to produce them. Such factors may be exacerbated by legislation and regulations associated with global climate change. The price and availability of such raw materials may fluctuate significantly, depending on many factors. In the future, we may not be able to pass all or a portion of such higher prices on to our customers.

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

        Our continued partial dependence on sales to a limited number of large US department store customers is subject to our ability to respond effectively to, among other things: (i) these customers' buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers' strategic and operational initiatives, including their continued focus on further development of their "private label" initiatives; (iii) these customers' desire to have us provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers' requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and (vi) the effect of any potential consolidation among these larger customers.

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

        We sell our wholesale merchandise primarily to major department stores across the US and extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer. We may also assume more credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, the difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our customers and consumers which, in turn, could have an adverse impact on our business, financial condition, liquidity and results of operations.

We cannot assure that the transition of the MEXX business to a new entity in which we hold a minority interest will be successful, that the new entity will be successful or that our minority interest in the new entity will not decrease in value.

        On October 31, 2011, we sold the global MEXX business to a new entity in which we retained an 18.75% minority interest. Under the terms of such transaction, we have obligations regarding the transitioning of the MEXX business to the new entity, including the requirement that the Company provide certain transition services to the new entity. There are a number of risks associated with such transition, including the potential costs associated with such transition services. Such costs may negatively impact our business, financial condition, results of operations, cash flows and liquidity. The new entity may not be successful in its operation of the MEXX business, and our minority ownership may decrease in value.

We may not be able to sustain recent performance at our LUCKY BRAND or revitalize our JUICY COUTURE creative direction and product offering.

        We continue our efforts, which we began in January 2010, to reposition and drive profitability improvements for LUCKY BRAND. These efforts focus on leveraging LUCKY BRAND's strong brand heritage and ensuring consistent availability of key products and sizes. As part of this effort, in January 2010, we hired current LUCKY BRAND CEO David DeMattei and Creative Director Patrick Wade. While we have seen recent improvement in the brand's performance, there can be no assurances that we will be able to improve LUCKY BRAND's profitability.

        In September 2010, we announced the appointment of JUICY COUTURE's Co-President and Creative Director, LeAnn Nealz. In February 2012, we also appointed David Bassuk as JUICY COUTURE'S Co-President and Chief Operating Officer to partner with LeAnn Nealz on the management and overall leadership of the brand. As we have previously disclosed, we believe that our JUICY COUTURE product offering needed to be revitalized, and recent results for the brand have been challenging. The Spring 2012 product offering, which was delivered to full price stores starting in the second half of December 2011, is the first over which Ms. Nealz has had complete creative control. There can be no assurances that the new offering will achieve consumer acceptance or that the profitability of JUICY COUTURE will improve.

We cannot assure the successful implementation and results of our long-term strategic plans.

        Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

  •
  Our strategic plan contemplates a significant expansion of our specialty retail business in our JUICY COUTURE, KATE SPADE and LUCKY BRAND segments. The successful operation and expansion of our specialty retail businesses are subject to, among other things, our ability to: (i) successfully expand the specialty retail store base; (iii) negotiate favorable leases; (iv) design and create appealing merchandise; (v) manage inventory levels; (vi) install and operate effective retail systems; (vii) apply appropriate pricing strategies; (viii) integrate such stores into our overall business mix; and (ix) successfully extend these brands into markets worldwide through distribution, licensing or joint venture arrangements or other business models, including in growing markets such as China. We may not be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In 2011, we continued to closely manage spending and opened 22 retail stores. We continue to monitor our capital spending, and plan to open 35-40 Company-owned retail stores globally in 2012.

  •
  In 2011, we completed the sales of the global MEXX business, the global trademark rights to the LIZ CLAIBORNE family of brands, DANA BUCHMAN and our former KENSIE, KENSIE GIRL and MAC & JAC brands, the trademark rights in the US and Puerto Rico for the MONET brand, and agreed to the early termination of our former DKNY® Jeans and DKNY® Active licensing arrangement. In connection with these transactions, we maintain: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between us and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl's with DANA BUCHMAN-branded jewelry for two years; (v) an exclusive license to produce and sell jewelry under the KENSIE brand name; and (vi) an 18.75% interest in the global MEXX business.

        To help us improve our sourcing and supply chain capabilities, on February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, incremental, identifiable expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases made through Li & Fung. In addition, our agreement with Li & Fung provides for a refund of a portion of the closing payment under certain limited circumstances, including a change in our control, the divestiture of any of our current brands, certain termination events and the failure to maintain certain levels of business. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. We are currently in discussions with Li & Fung regarding a potential refund in connection with the sale of our former KENSIE brand and the early termination of our former DKNY® Jeans and DKNY® Active license; we do not believe any such amounts will be material in the aggregate. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

The recent sales of the global trademark rights to the LIZ CLAIBORNE family of brands, DANA BUCHMAN and our former KENSIE, KENSIE GIRL and MAC & JAC brands, the sale of the trademark rights in the US and Puerto Rico for the MONET brand, as well as the early termination of our former DKNY® Jeans and DKNY® Active licensing arrangement present risks, including, without limitation, costs associated with the transition of the sold brands to their respective acquirers and the termination and transition of the DKNY® Jeans licensed business, our ability to efficiently change our operational model and infrastructure as a result of such transactions, the impact of such transactions on the LIZ CLAIBORNE brand licensing arrangements, our ability to continue a good working relationship with those licensees and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result of the transactions.

        On October 12, 2011, the Company announced the following transactions:

  •
  The sale of the global trademark rights to the LIZ CLAIBORNE family of brands and the sale of the trademark rights in the US and Puerto Rico for the MONET brand. This transaction closed on November 2, 2011. In connection with this transaction, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; and (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel.

  •
  The sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to BlueStar Alliance LLC. The transaction closed on October 24, 2011. The Company has an exclusive license to produce and sell jewelry under the KENSIE brand name.

  •
  The sale of the DANA BUCHMAN trademarks to Kohl's, which previously was the exclusive retailer for the brand. The transaction closed on October 12, 2011. The Company has an exclusive supplier agreement to provide Kohl's with DANA BUCHMAN branded jewelry for two years.

  •
  The early termination of our former DKNY® Jeans and DKNY® Active license, effective January 3, 2012, and the transition of the licensed business back to the brand owner.

        The Company is obligated under these transactions to work to transition the brand businesses to the acquirers, including the provision by the Company of a number of transition services. The costs involved in completing such transitions may negatively impact our business, financial condition, results of operations, cash flows and liquidity.

        In connection with the license agreements we entered into in 2009 with JCPenney and QVC, most of our then-existing LIZ CLAIBORNE product licensees began to work with QVC and JCPenney directly. Under our sale transaction with JCPenney, licenses under the LIZ CLAIBORNE family of brands have been licensed back to the Company. The working relationships established in 2009 will continue with current licensees under the LIZ CLAIBORNE family of brands. Such existing licensees and JCPenney and/or QVC might not be able to successfully work together on the license product categories. One existing product licensee is currently alleging, among other things, that the LIZ CLAIBORNE 2009 brand license arrangements adversely impacted their ongoing ability to sell LIZ CLAIBORNE merchandise; another licensee was unsuccessful in making such allegations (see "Item 3 — Legal Proceedings"). Other licensees could make comparable allegations with respect to the 2009 licenses or the recent brand sales.

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

        The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. These industries are also subject to being able to expand business to growing markets worldwide. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores, and in the business model employed, and partners we select to work with, in new and growing markets worldwide. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a "mega brand" label and which are widely available at a broad range of retail stores. Our success is also dependent on our ability to successfully extend our businesses into new territories and markets, such as China.

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

        We are bound by collective bargaining agreements covering 300 employees at our West Chester, Ohio distribution center (the "Ohio Facility") and 18 employees at our North Bergen, New Jersey offices. During 2011, we were also party to a collective bargaining agreement covering employees at our distribution facility in Burnaby, Canada, which closed in January 2012; the collective bargaining agreement terminated effective with the closure of this facility. We consider our relations with our non-union and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, we cannot rule out the possibility of a labor dispute at one or more of our facilities relating to any facility closings, outsourcing or ongoing negotiations with respect to contracts that expire. Any such dispute could have a material adverse impact on our business.

Costs related to withdrawal from a multi-employer pension fund could negatively affect our results of operations and cash flow.

        In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will result in the termination of all or a significant portion of our union employees. In the third quarter of 2011, we ceased contributing to the Fund, which is regulated by ERISA. Under ERISA, cessation of employer contributions triggers an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to Selling, general & administrative expenses ("SG&A"), related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2012. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million are to be made commencing on March 1, 2012, and continuing for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund's notice, we recorded an additional charge to SG&A in 2011. We intend to challenge the withdrawal liability calculation and payment schedule presented to us by the Fund, although under applicable law we must make the quarterly payments requested by the Fund pending resolution of our challenge. We do not believe that the difference in the total withdrawal liability amount or the amount and schedule of payments will have a material adverse impact on our results of operations or cash flows.

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

        On July 13, 2011, a Memorandum of Agreement (the "Agreement") between us and the Chicago and Midwest Regional Joint Board of Workers United (the "Union") was ratified by the Union. The Agreement sets forth the terms and conditions pursuant to which we will effectuate orderly layoffs of our employees at the Ohio Facility, in connection with the anticipated closure and sale of the Ohio Facility in the fourth quarter of 2012. In August 2011, we entered into an agreement with Li & Fung Limited for the provision of distribution services in the US following the shutdown of our facility. While the closure of the Ohio Facility is part of our streamlining initiatives and is designed to reduce our costs, there can be no assurances that we will realize all of the anticipated cost savings from this action. In addition, there can be no assurance that the transition to Li & Fung, including the completion of such transition within our expected timeline, will be successful, and problems encountered in such transition could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

  •
  we may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

  •
  with respect to a business where we are not the brand owner, but instead act as an exclusive licensee or an exclusive supplier, such as our arrangements discussed above for the LIZ CLAIBORNE, MONET, DANA BUCHMAN and KENSIE brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable agreements, and the public perception and/or acceptance of the brands or other product lines, which are not within our control.

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

  •
  product quality;

  •
  maintaining and growing market share;

  •
  exploiting markets outside of the US, including growth markets such as China;

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

        We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the US and other regions, including approximately 300 suppliers manufacturing our products. At the end of 2011, such suppliers were located in 32 countries, with the largest finished goods supplier at such time accounting for less than 4.5% of the total of finished goods we purchased in 2011. With the sale of our global MEXX business, the number of factories and countries from which we source products has declined. A supplier's failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer's failure to comply with safety and content regulations and standards, including with respect to children's product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

        Additionally, we require our independent manufacturers (as well as our licensees) to operate in compliance with applicable laws and regulations. While we believe that our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us (or any of our licensees), or the divergence of an independent manufacturer's (or licensee's) labor practices from those generally accepted as ethical in the US, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

        On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, identifiable, incremental expenses associated with the transaction. We pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. Our buying/sourcing agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. Our agreement with Li & Fung is not exclusive; however, we are required to source a minimum value and a specified percentage of product purchases from Li & Fung.

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

        We source most of our products outside the US through arrangements with independent suppliers in approximately 32 countries as of December 31, 2011. With the sale of our global MEXX business, the number of countries from which we source products has declined. There are a number of risks associated with importing our products, including but not limited to the following:

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

Our business and balance sheets are exposed to domestic and foreign currency fluctuations, including with respect to our outstanding Euro Notes.

        While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Our international sales, as well as our international businesses' inventory and accounts receivable levels, could be affected by currency fluctuations. As a result of our sale of the global MEXX business, our international sales represent a much smaller percentage of our overall sales, and, accordingly, our risk to currency fluctuations with respect to our operations is more limited.

        In addition, we have outstanding 81.5 million euro of Euro Notes, which could further expose our business and balance sheets to foreign currency fluctuations. Although we hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

A material disruption in our information technology systems could adversely affect our business or results of operations.

        We rely extensively on our information technology ("IT") systems to track inventory, manage our supply chain, record and process transactions, summarize results and manage our business. The failure of IT systems to operate effectively, problems with transitioning to upgraded or replacement systems or difficulty in integrating new systems could adversely impact our business. In addition, our IT systems are subject to damage or interruption from power outages, computer, network and telecommunications failures, computer viruses, security breaches and usage errors by our employees. If our IT systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations in the interim. Any material disruption in our IT systems could adversely affect our business or results of operations, as well as our ability to effect the transitions of the recently sold businesses.

Privacy breaches and liability for online content could negatively affect our reputation, credibility and business.

        We rely on third party computer hardware, software and fulfillment operations for our e-commerce operations and for the various social media tools and websites we use as part of our marketing strategy. There is a growing concern over the security of personal information transmitted over the internet, consumer identity theft and user privacy. Despite the implementation of reasonable security measures by us and our third party providers, these sites and systems may be susceptible to electronic or physical computer break-ins and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding our customers or website visitors could harm our reputation and credibility, decline our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers. Additionally, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted on our websites by users and other third parties. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding unauthorized disclosure of personal information and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies.

We may be exposed to risks and costs associated with credit card fraud and identity theft.

        A growing portion of our customer orders are placed through our e-commerce websites. In addition, a significant portion of our direct-to-consumer sales require us and other parties involved in processing transactions to collect and to securely transmit certain customer data, such as credit card information, over public networks. Third-parties may have the ability to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers' confidential information seriously, there can be no assurances that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers' information. Any security breach could cause consumers to lose confidence in the security of our website or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.

        We have entered into agreements with overseas third party service providers to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, human resources, buying/sourcing and distribution functions. Services provided by third parties as a part of these initiatives could be interrupted as a result of many factors, including contract disputes. Any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our operations. In addition, to the extent we are unable to maintain these arrangements, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house.

Our ability to utilize all or a portion of our US deferred tax assets may be limited significantly if we experience an "ownership change."

        As of December 31, 2011, we had US federal deferred tax assets of approximately $440.0 million, which include net operating loss ("NOL") carryforwards and other items which could be considered net unrealized built in losses ("NUBIL"). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an "ownership change" under section 382 of the Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of December 31, 2011. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of December 31, 2011, substantially all tax benefit of the US deferred tax assets has been offset with a full valuation allowance that was recognized in our financial statements.

The outcome of current and future litigations and other proceedings in which we are involved may have a material adverse effect on our results of operations and cash flows.

        We are subject to various litigations and other proceedings in our business which, if determined unfavorably to us, could have a material adverse effect on our results of operations and cash flows. For a more detailed discussion of these litigations and other proceedings, see "Item 3 — Legal Proceedings." We may in the future be subject to claims by other licensees of our merchandise that may be similar to those we have disclosed in this Annual Report on Form 10-K, and we may also become party to other claims and legal actions in the future which, either individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows. In addition, any of the current or possible future legal proceedings in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business.

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

        Our principal executive offices, as well as certain sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease 304,000 square feet and occupy approximately 97,000 square feet under a master lease which expires at the end of 2012 and contains certain renewal options and rights of first refusal for additional space. We own and operate a 285,000 square foot office building in North Bergen, New Jersey, which houses operational staff.

        The following table sets forth information with respect to our key properties:

Location(a)	Primary Use	Approximate Square Footage Occupied	Leased/ Owned
West Chester, OH(b)	Apparel Distribution Center	601,000	Owned
North Bergen, NJ	Offices	285,000	Owned
1441 Broadway, New York, NY	Offices	97,000	Leased
2 Park Avenue, New York, NY	Offices	95,000	Leased
1440 Broadway, New York, NY	Offices	67,000	Leased
Arleta, CA	Offices	64,000	Leased
Los Angeles, CA	Offices	50,000	Leased

(a)
We also lease showroom, warehouse and office space in various other domestic and international locations. We closed our Allentown, Pennsylvania and Dayton, New Jersey distribution centers during 2008, our Vernon, California distribution center during 2010 and our Burnaby, British Columbia distribution center in 2012, for which we remain obligated under the respective leases.

(b)
In the second quarter of 2011, we initiated actions to close this facility. See Note 8 of Notes to Consolidated Financial Statements.

Item 3.   Legal Proceedings.

        A purported class action complaint captioned Angela Tyler (individually and on behalf of all others similarly situated) v. Liz Claiborne, Inc, Trudy F. Sullivan and William L. McComb, was filed in the United States District Court in the Southern District of New York on April 28, 2009 against the Company, its Chief Executive Officer, William L. McComb and Trudy Sullivan, a former President of the Company. The complaint alleges certain violations of the federal securities laws, claiming misstatements and omissions surrounding the Company's wholesale business. On September 29, 2011, Judge Richard Holwell issued an opinion and order granting the Company's motion to dismiss in its entirety, with prejudice. The court also dismissed with prejudice the claims against the other defendants. The time to appeal the dismissal has expired and the plaintiffs did not appeal this ruling.

        A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the "Footwear License Agreement"). The Company sent the plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserts claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud and brand dilution. Plaintiffs seek both declaratory and injunctive relief, as well as damages of not less than $125.0 million. On February 17, 2011, the Company moved to dismiss the amended complaint in its entirety. On November 16, 2011, the court granted in part and denied in part the Company's motion to dismiss. The Company believes the remaining allegations in the amended complaint are without merit.

        Additionally, on November 4, 2010, plaintiffs moved for a preliminary injunction to enjoin the Company from: (i) interfering with plaintiffs' purported right to sell merchandise bearing the LIZ CLAIBORNE family of trademarks; (ii) selling (or permitting any third party from selling) merchandise under the LIZ & CO. trademark; and (iii) terminating the Footwear License Agreement. On November 16, 2011, the court granted in part and denied in part plaintiffs' motion for a preliminary injunction. On December 2, 2011, plaintiffs again moved for a temporary restraining order and a preliminary injunction to prevent the termination of the Footwear License Agreement. On December 16, 2011, the court denied plaintiffs' motion for a temporary restraining order. A hearing on plaintiffs' motion for a preliminary injunction is scheduled to begin in early March 2012. The Company believes that there are no grounds for a preliminary injunction to be issued.

        On December 15, 2011, the Company appealed the Court's November 16, 2011 ruling. On January 5, 2012, plaintiffs appealed the Court's November 16, 2011 ruling.

        The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows (see Notes 1, 8 and 21 of Notes to Consolidated Financial Statements).

Executive Officers of the Registrant.

        Information as to the executive officers of the Company, as of February 17, 2012 is set forth below:

Name	Age	Position(s)
William L. McComb	49	Chief Executive Officer
Andrew Warren(a)	45	Chief Financial Officer
Evon L. Jones	47	Senior Vice President — Chief Information Officer
John S. Moroz	51	Senior Vice President — Global Operations
Nicholas Rubino	50	Senior Vice President — Chief Legal Officer, General Counsel and Secretary

(a)
Mr. Warren will be leaving the Company effective March 16, 2012.

        Executive officers serve at the discretion of the Board of Directors. Mr. McComb joined the Company as Chief Executive Officer and a member of the Board of Directors on November 6, 2006. Prior to joining the Company, Mr. McComb was a company group chairman at Johnson & Johnson. During his 14-year tenure with Johnson & Johnson, Mr. McComb oversaw some of the company's largest consumer product businesses and brands, including Tylenol, Motrin and Clean & Clear. He also led the team that repositioned and restored growth to the Tylenol brand and oversaw the growth of J&J's McNeil Consumer business with key brand licenses such as St. Joseph aspirin, where he implemented a strategy to grow the brand beyond the over-the-counter market by adding pediatric prescription drugs. Mr. McComb serves on the Boards of the American Apparel & Footwear Association and the National Retail Federation, and is a trustee of The Pennington School. He is a member of Kilts Center for Marketing's steering committee at The University of Chicago Booth School of Business. He is also a member of the Business Roundtable.

        Mr. Warren joined the Company in July 2007 as Chief Financial Officer. Prior to that, he had held numerous finance positions at General Electric over the prior 18 years, including Senior Vice President and CFO for NBC Cable from January 2002 to May 2004 and Executive Vice President and Chief Financial Officer for NBC Universal Television Group from May 2004 to May 2006. Most recently, he served as Senior Operations Leader, GE Audit Staff, from May 2006 to July 2007 where he helped lead the divestiture of GE's Plastics division.

        Mr. Jones joined the Company in 2008 as Senior Vice President and Chief Information Officer. Mr. Jones serves on the Board of Directors of the Liz Claiborne Foundation. Prior to joining the Company, he was the Corporate Vice President and CIO at Bausch & Lomb, the Senior Vice President and CIO at The Dial Corporation and the Senior Vice President and CIO at America West Airlines. Preceding these roles he was the Vice President, Technology Leader at American Express.

        Mr. Moroz joined the Company in 1978. In 1987 he was promoted to Vice President, Distribution and in 2007 he became Vice President, Global Distribution and Logistics. Mr. Moroz was promoted to his current position in 2011 as Senior Vice President, Global Operations. Mr. Moroz is Chair of the Board of Directors of the Liz Claiborne Foundation, is a member of the Council of Supply Chain Management Professionals and previously served on the Board of Trustees of the National Retirement Pension Fund.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

        Our common stock trades on the NYSE under the symbol LIZ. On our about May 15, 2012, we anticipate that our common stock will trade under the symbol FNP. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Period	High	Low
2011:
1st Quarter	$7.55	$4.61
2nd Quarter	6.77	5.04
3rd Quarter	6.74	4.02
4th Quarter	9.18	4.14
2010:
1st Quarter	$7.56	$4.87
2nd Quarter	9.33	4.09
3rd Quarter	6.25	4.02
4th Quarter	7.75	6.03

HOLDERS

        On February 17, 2012, the closing sale price of our common stock was $9.86. As of February 17, 2012, the approximate number of record holders of common stock was 4,450.

DIVIDENDS

        We did not pay any dividends during 2011 or 2010.

PERFORMANCE GRAPH
Comparison of Cumulative Five Year Return

	2006	2007	2008	2009	2010	2011
Liz Claiborne, Inc.	$100.00	$47.14	$6.24	$13.52	$17.20	$20.73
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P SmallCap 600	100.00	99.70	68.72	86.29	108.99	110.10
New Benchmarking Group(a)	100.00	80.80	41.24	80.99	102.65	101.01
Prior Benchmarking Group(b)	100.00	78.20	42.61	81.43	108.89	119.32

(a)
The New Benchmarking Group consisted of Abercrombie & Fitch Co.; Aeropostale, Inc.; American Apparel, Inc.; American Eagle Outfitters, Inc.; Ann, Inc.; Bebe Stores, Inc.; Charming Shoppes, Inc.; Chico's FAS, Inc.; Coach, Inc.; Guess?, Inc.; Express, Inc.; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Polo Ralph Lauren Corporation; The Talbots, Inc.; True Religion Apparel, Inc.; Urban Outfitters, Inc. and Wet Seal, Inc.

(b)
The Prior Benchmarking Group consisted of Abercrombie & Fitch Co.; Aeropostale, Inc.; American Eagle Outfitters, Inc.; Ann, Inc.; Charming Shoppes, Inc.; Chico's FAS, Inc.; Coach, Inc.; Guess?, Inc.; The Jones Group, Inc.; Limited Brands, Inc.; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Philips Van-Heusen Corporation; Polo Ralph Lauren Corporation; Quiksilver, Inc.; The Talbots, Inc.; Urban Outfitters, Inc.; VF Corporation and The Warnaco Group, Inc.

        The line graph above compares the cumulative total stockholder return on the Company's Common Stock over a 5-year period with the return on (i) the Standard & Poor's 500 Stock Index ("S&P 500")

(which the Company's shares ceased to be a part of as of the close of business on December 1, 2008); (ii) the Standard & Poor's SmallCap 600 Stock Index ("S&P SmallCap 600") (which the Company's shares became a part of on December 2, 2008); and (iii) two indices comprised of the Company and: (a) the previously designated compensation peer group (the "Prior Benchmarking Group") designated by the Board's Compensation Committee in consultation with its compensation consultants, against which executive compensation practices of the Company are compared and (b) the new compensation peer group (the "New Benchmarking Group") designated by the Compensation Committee in November 2011 in consultation with its compensation consultants, which reflects a total of five additions to and six deletions from the Prior Benchmarking Group. We have historically constructed our compensation benchmarking group based on companies with comparable products, revenue composition and size. We believe the New Peer Group provides a more meaningful comparison in terms of comparable products, revenue composition and size in light of changes in the Company's operations over the past year.

        In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at December 29, 2006 (the last trading day before the beginning of the Company's 2007 fiscal year) and assume that all dividends were reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES

        On December 21, 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of our common stock. We paid accrued interest on the holder's Convertible Notes through the settlement date in cash. The issuance of the shares of our common stock was exempt from any registration requirements under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes information about our purchases during the quarter ended December 31, 2011, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (In thousands)(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)(b)
October 2, 2011 — October 29, 2011	—	$—	—	$28,749
October 30, 2011 — December 3, 2011	29.4	8.64	—	28,749
December 4, 2011 — December 31, 2011	—	—	—	28,749

Total — 13 Weeks Ended December 31, 2011	29.4	$8.64	—	$28,749

(a)
Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company's Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company's stock. The Amended Agreement currently restricts the Company's ability to repurchase stock.

Item 6.    Selected Financial Data.

        The following table sets forth certain information regarding our results of operations and financial position and is qualified in its entirety by the Consolidated Financial Statements and notes thereto, which appear elsewhere herein.

	2011	2010	2009	2008	2007
(Amounts in thousands, except per common share data)
Net sales	$1,518,721	$1,623,235	$1,928,754	$2,457,642	$2,850,070
Gross profit	809,391	791,296	855,189	1,038,074	1,198,676
Operating loss(a)	(96,252)	(61,266)	(168,179)	(461,301)	(505,924)
Income (loss) from continuing operations	144,748	(99,362)	(123,923)	(511,269)	(432,115)
Net loss	(171,687)	(252,309)	(306,410)	(951,559)	(372,282)
Net loss attributable to Liz Claiborne, Inc.	(171,687)	(251,467)	(305,729)	(951,811)	(372,798)
Working capital	124,772	39,043	244,379	432,174	794,456
Total assets	950,004	1,257,659	1,605,903	1,905,452	3,268,467
Total debt	446,315	577,812	658,151	743,639	887,711
Total Liz Claiborne, Inc. stockholders' (deficit) equity	(108,986)	(24,170)	216,548	503,647	1,515,564
Per common share data:
Basic Income (loss) from continuing operations attributable to Liz Claiborne, Inc.	1.53	(1.05)	(1.31)	(5.46)	(4.34)
Net loss attributable to Liz Claiborne, Inc.	(1.81)	(2.67)	(3.26)	(10.17)	(3.74)
Diluted Income (loss) from continuing operations attributable to Liz Claiborne, Inc.	1.28	(1.05)	(1.31)	(5.46)	(4.34)
Net loss attributable to Liz Claiborne, Inc.	(1.35)	(2.67)	(3.26)	(10.17)	(3.74)
Dividends paid	—	—	—	0.23	0.23
Weighted average shares outstanding, basic	94,664	94,243	93,880	93,606	99,800
Weighted average shares outstanding, diluted(b)	120,692	94,243	93,880	93,606	99,800

(a)
During 2011, 2010 and 2009, we recorded pretax charges of $90.1 million, $61.0 million and $120.6 million, respectively, related to our streamlining initiatives, which are discussed in Note 12 of Notes to Consolidated Financial Statements.

During 2008 and 2007, we recorded pretax charges of $77.8 million and $72.1 million related to our streamlining initiatives.

During 2011, we recorded a pretax gain of $287.0 million related to the sales of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands; (ii) the trademark rights in the US and Puerto Rico for MONET; (iii) the DANA BUCHMAN trademark; and (iv) the trademark rights related to our former Curve brand and selected other smaller fragrance brands.

During 2010, we recorded non-cash pretax impairment charges of $2.6 million primarily within our Adelington Design Group & Other segment principally related to merchandising rights of our LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

During 2009, we recorded non-cash pretax impairment charges of $2.8 million related to goodwill and $14.2 million related to other intangible assets in our Adelington Design Group & Other segment.

During 2008, we sold a distribution center and recorded a gain of $14.3 million. During 2008, we recorded non-cash pretax impairment charges of (i) $382.4 million related to goodwill previously recorded in our former Domestic-Based Direct Brands segment and (ii) $10.0 million in our Adelington Design Group & Other segment related to our Villager, Crazy Horse and Russ trademark.

During 2007, we recorded non-cash pretax impairment charges of (i) $450.8 million related to goodwill previously recorded in our Adelington Design Group & Other segment and (ii) $36.3 million related to the Ellen Tracy trademark.
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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        In January 2012, we announced that we will change our name to "Fifth & Pacific Companies, Inc." to better communicate our strategic focus on growing our three global lifestyle brands (JUICY COUTURE, KATE SPADE and LUCKY BRAND) and reflect the sale of the LIZ CLAIBORNE brand to J.C. Penney Corporation, Inc. ("JCPenney"), among other recent transactions. The change is expected to be effective on or about May 15, 2012, at which time we expect our stock will begin trading on the New York Stock Exchange ("NYSE") as Fifth & Pacific Companies, Inc. under the symbol FNP.

  Business/Segments

        Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2011, we determined that we would disaggregate our former Domestic-Based Direct Brands segment into three reportable segments, JUICY COUTURE, KATE SPADE and LUCKY BRAND. The operations of our former Partnered Brands segment have become our Adelington Design Group & Other segment. The four reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in four reportable segments, as follows:

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our JUICY COUTURE brand.

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our LUCKY BRAND.

  •
  Adelington Design Group & Other segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

        The operations associated with our AXCESS brand concluded in Fall 2011 and the operations of our former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group & Other segment.

        The operating loss associated with our former International-Based Direct Brands segment included allocated corporate expenses that were not reported as discontinued operations and therefore are reflected in our segment results.

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

        Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this Annual Report on Form 10-K, including, without limitation, under "Statement Regarding Forward — Looking Statements" and "Item 1A — Risk Factors."

  Recent Developments

        During 2011 and early 2012, we completed various transactions that had a transformational impact on our portfolio of brands and significantly improved our liquidity and strengthened our balance sheet.

  Dispositions

        On November 2, 2011, we sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney for $267.5 million. The transaction provided for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK and LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for MONET. In connection with this transaction, we maintain: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between us and QVC; and (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel.

        On October 31, 2011, we completed a transaction (the "MEXX Transaction") with affiliates of the Gores Group, LLC ("Gores"), pursuant to which we sold our global MEXX business to a company ("NewCo") in which we indirectly hold an 18.75% interest and affiliates of Gores hold an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo.

        On October 24, 2011, we sold our KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC. On October 11, 2011, we sold our DANA BUCHMAN trademark to Kohl's Corporation ("Kohl's"). The aggregate cash proceeds of these two transactions were $39.8 million. We will serve as the exclusive supplier of jewelry to Kohl's for the DANA BUCHMAN brand for two years. We also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

        On October 11, 2011, we agreed to an early termination of the DKNY® Jeans and DKNY® Active license with Donna Karan International ("DKI") in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® Mens Sportswear license. The DKNY® Jeans and DKNY® Active license terminated on January 3, 2012, one year ahead of the scheduled license maturity.

        In August 2011, we amended our long-term license agreement with Elizabeth Arden, Inc. ("Elizabeth Arden"), which included the sale of the trademarks for our former Curve brand and selected other smaller fragrance brands. The amendment also included (i) a lower effective royalty rate associated with the fragrance brands that remain under license, including the JUICY COUTURE and LUCKY BRAND fragrances; (ii) a reduction in the future minimum guaranteed royalties for the term of the license; and (iii) a pre-payment of certain royalties. We received $58.4 million in connection with this transaction.

        During the second quarter of 2011, we initiated actions to exit our 277 MONET concessions in Europe. As of December 31, 2011, we had completed substantially all of the planned closures.

  Debt and Liquidity Enhancements

        In the first quarter of 2012, we repurchased 40.0 million euro aggregate principal amount of our 5.0% Notes due July 2013 (the "Euro Notes") for total consideration of 40.6 million euro, plus accrued interest.

        On December 21, 2011, a holder of $20.8 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") converted all of such outstanding Convertible Notes into 6,163,221 shares of our common stock. We paid accrued interest on the holder's Convertible Notes through the settlement date in cash.

        On December 15, 2011, we repurchased 100.0 million euro aggregate principal amount of the Euro Notes for total consideration of 100.5 million euro, plus accrued interest.

        On April 7, 2011, we completed an offering of $220.0 million 10.5% Senior Secured Notes (the "Senior Notes"). The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund a cash tender offer (the "Tender Offer") to repurchase 128.5 million euro aggregate principal amount of our Euro Notes. The remaining proceeds were used for general corporate purposes. These transactions extended the weighted average maturity profile of our debt.

        On April 8, 2011, we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. For further information concerning our debt and credit facilities, see Note 9 of Notes to Consolidated Financial Statements and "Financial Position, Liquidity and Capital Resources," below.

        Using cash generated from the various disposal transactions, along with cash from continuing operations, we also repaid all outstanding indebtedness under our amended and restated revolving credit facility, leaving no amounts outstanding as of December 31, 2011 and $180.6 million of cash and marketable securities on hand.

  Operational Initiatives

        In August 2011, we entered into an agreement with Li & Fung Limited ("Li & Fung") for distribution services in the United States for our Company-owned retail stores, as well as for our wholesale business. Upon implementation of this initiative, we will have significantly reduced our fixed cost base for distribution. Related functions such as logistics and compliance will remain in-house.

        In June 2011, we established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture will operate under the name of KS China Co., Limited ("KSC") for an initial 10-year period and commenced operations in the fourth quarter of 2011.

        In the fourth quarter of 2011, we commenced additional streamlining initiatives that impacted all of our reportable segments and included rationalization of office space and staff reductions, which are expected to be completed by the end of 2012. In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which are expected to be completed in the fourth quarter of 2012. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges (see Note 12 of Notes to Consolidated Financial Statements).

        Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. We will also continue to closely manage spending, with 2012 capital expenditures expected to be approximately $75.0 million, compared to $77.1 million in 2011, which included $23.0 million for the purchase of our Ohio distribution center under the terms of the previously existing synthetic lease agreement.

        For a discussion of certain risks relating to our recent initiatives, see "Item 1A — Risk Factors."

  Discontinued Operations

        We have completed various disposal transactions including: (i) the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment in 2010; (ii) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (iii) the completion of the exit of our LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (iv) the sale of an 81.25% interest in the global MEXX business; (v) the closure of MONET concessions in Europe; and (vi) the sale of KENSIE, KENSIE GIRL and MAC & JAC trademarks.

        The activities of the global MEXX business, KENSIE, KENSIE GIRL and MAC & JAC, our former LIZ CLAIBORNE Canada stores, our closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, our LIZ CLAIBORNE concessions in Europe and MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. We continue activities with the LIZ

CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

  2011 Overall Results

        Our 2011 results reflected:

  •
  A $234.0 million decrease in net sales related to brands that have been licensed or exited, related principally to remaining wholesale sales that concluded in the first half of 2010 for the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney and the arrangement with QVC; and

  •
  Mixed comparable direct-to-consumer performance in our segments, reflecting reduced consumer demand and inconsistent traffic patterns and levels of consumer spending.

        During 2011, we recorded the following pretax items:

  •
  A net $287.0 million gain related to the sales of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands; (ii) the trademark rights in the US and Puerto Rico for MONET; (iii) the DANA BUCHMAN trademark; and (iv) the trademark rights related to our former Curve brand and selected other smaller fragrance brands;

  •
  A $5.2 million net gain on the extinguishment of debt in connection with the repurchase of 228.5 million euro aggregate principal amount of our Euro Notes and the conversion of $20.8 million of our Convertible Notes into 6,163,221 shares of our common stock;

  •
  Expenses associated with our streamlining initiatives of $90.1 million and charges primarily associated with other exiting activities of $7.7 million; and

  •
  A $5.0 million foreign currency translation gain related to our Euro Notes (see "Financial Position, Liquidity and Capital Resources — Hedging Activities").

        Our 2010 results reflected the following pretax items:

  •
  Expenses associated with our streamlining initiatives of $61.0 million and charges primarily associated with other exiting activities of $8.4 million;

  •
  A $21.6 million foreign currency translation gain related to our Euro Notes (see "Financial Position, Liquidity and Capital Resources — Hedging Activities");

  •
  A $7.5 million write-off of debt issuance costs as a result of a reduction in size of our amended and restated revolving credit facility; and

  •
  A non-cash impairment charge of $2.6 million primarily related to merchandising rights associated with our LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

  Net Sales

        Net sales in 2011 were $1.519 billion, a decrease of $104.5 million or 6.4%, compared to 2010 net sales of $1.623 billion. Excluding the impact of a $234.0 million decline in net sales related to brands that have been licensed or exited, net sales increased $129.5 million, or 8.0%. Net sales increased in our KATE SPADE, LUCKY BRAND and our ongoing Adelington Design Group & Other segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

        The decrease in net sales due to brands that have been licensed or exited related principally to remaining wholesale sales that concluded in the first half of 2010 for the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney in the US and Puerto Rico and the arrangement with QVC.

  Gross Profit and Income (Loss) from Continuing Operations

        Gross profit in 2011 was $809.4 million, an increase of $18.1 million compared to 2010, primarily due to increased direct-to-consumer net sales in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments, partially offset by decreases in net sales in our Adelington Design Group & Other segment and JUICY COUTURE wholesale operations. Our gross profit rate increased due to an increased proportion of sales from retail operations in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments, as we continue to evolve our business model to a retail platform. In addition, the gross profit rate improved in our Adelington Design Group & Other segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model, which remained in effect until the sale of the global trademark rights to the LIZ CLAIBORNE family of brands to JCPenney in November 2011.

        We recorded income from continuing operations of $144.7 million in 2011, as compared to a loss from continuing operations of $(99.4) million in 2010. The year-over-year change primarily reflected: (i) a $287.0 million pretax gain on the sales of trademark rights discussed above; (ii) a $5.2 million gain on the extinguishment of debt in connection with the repurchase of 228.5 million euro aggregate principal amount of our Euro Notes and the $20.8 million exchange of Convertible Notes; (iii) an increase in gross profit; (iv) an increase in Selling, general & administrative expenses ("SG&A"); and (v) a decrease in Other income (expense), net, which included foreign currency transaction losses of $(1.4) million in 2011 compared to gains of $25.4 million in 2010, including gains related to our Euro Notes (see "Financial Position, Liquidity and Capital Resources — Hedging Activities").

  Balance Sheet

        We ended 2011 with a net debt position (total debt less cash and marketable securities) of $265.7 million as compared to $554.5 million at year-end 2010. The $288.8 million decrease in our net debt primarily reflected: (i) the receipt of $470.7 million primarily from sales transactions (including $20.0 million received from JCPenney, which is refundable under certain circumstances); (ii) the repurchase of 228.5 million euro aggregate principal amount of our Euro Notes, partially offset by the issuance of the Senior Notes; (iii) the conversion of $20.8 million of our Convertible Notes into 6,163,221 shares of our common stock; and (iv) the funding of $77.1 million of capital and in-store shop expenditures over the last 12 months, including $23.0 million to purchase our Ohio distribution center. We generated of $119.2 million in cash from continuing operations over the past 12 months.

RESULTS OF OPERATIONS

        As discussed above, we present our results based on four reportable segments.

  2011 vs. 2010

        The following table sets forth our operating results for the year ended December 31, 2011 (52 weeks), compared to the year ended January 1, 2011 (52 weeks):

	Fiscal Years Ended		Variance
	December 31, 2011	January 1, 2011	$	%
Dollars in millions
Net Sales	$1,518.7	$1,623.2	$(104.5)	(6.4)%
Gross Profit	809.4	791.3	18.1	2.3%
Selling, general & administrative expenses	904.7	850.0	(54.7)	(6.4)%
Impairment of intangible assets	1.0	2.6	1.6	61.5%

Operating Loss	(96.3)	(61.3)	(35.0)	(57.1)%
Other income, net	0.2	26.6	(26.4)	*
Gain on sales of trademarks, net	287.0	—	287.0	*
Gain on extinguishment of debt, net	5.2	—	5.2	*
Interest expense, net	(57.2)	(55.7)	(1.5)	(2.7)%
(Benefit) provision for income taxes	(5.8)	9.0	14.8	*

Income (Loss) from Continuing Operations	144.7	(99.4)	244.1	*
Discontinued operations, net of income taxes	(316.4)	(152.9)	(163.5)	*

Net Loss	(171.7)	(252.3)	80.6	31.9%
Net loss attributable to the noncontrolling interest	—	(0.8)	(0.8)	*

Net Loss Attributable to Liz Claiborne, Inc.	$(171.7)	$(251.5)	$79.8	31.7%

*
Not meaningful.

  Net Sales

        Net sales for 2011 were $1.519 billion, a decrease of $104.5 million or 6.4%, as compared to net sales for 2010 of $1.623 billion. Excluding the impact of a $234.0 million decline in net sales related to brands that have been licensed or exited, net sales increased $129.5 million, or 8.0%. The decrease in net sales due to brands that have been licensed or exited related principally to remaining wholesale sales that concluded in the first half of 2010 for the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney in the US and Puerto Rico and the arrangement with QVC. Net sales increased in our KATE SPADE, LUCKY BRAND and our ongoing Adelington Design Group & Other segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

        Net sales results for our segments are provided below:

  •
  JUICY COUTURE net sales were $530.7 million, a 6.4% decrease compared to 2010, which primarily reflected decreases in our wholesale apparel, wholesale non-apparel and specialty retail operations, partially offset by increases in our e-commerce and outlet operations.

  We ended 2011 with 78 specialty retail stores, 51 outlet stores and 5 concessions, reflecting the net addition over the last 12 months of 4 specialty retail stores and the net closure of 1 outlet store. Key operating metrics for our JUICY COUTURE retail operations included the following:

  –
  Average retail square footage in 2011 was approximately 419 thousand square feet, a 13.4% increase compared to 2010;

  –
  Sales productivity was $674 per average square foot as compared to $745 for 2010; and

    –
    Comparable direct-to-consumer net sales, inclusive of e-commerce and concessions, decreased 7.1% in 2011. Until September 2010, the JUICY COUTURE website was operated by a third party, and our sales to that third party were reflected as wholesale sales. JUICY COUTURE e-commerce comparable sales calculations for the first nine months of 2010 were based on the retail sales data provided by the third party operator.

  •
  LUCKY BRAND net sales were $418.2 million, an 8.1% increase compared to 2010, reflecting increases in specialty retail, e-commerce, wholesale apparel, outlet and licensing operations, partially offset by a decrease in our wholesale non-apparel operations.

  We ended 2011 with 179 specialty retail stores and 42 outlet stores, reflecting the net closure over the last 12 months of 10 specialty retail stores and the net addition of 4 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

  –
  Average retail square footage in 2011 was approximately 565 thousand square feet, a 3.6% decrease compared to 2010;

  –
  Sales productivity was $420 per average square foot as compared to $365 for 2010; and

  –
  Comparable direct-to-consumer net sales increased by 15.6% in 2011.

  •
  KATE SPADE net sales were $312.9 million, a 69.8% increase compared to 2010, reflecting increases across all operations in the segment.

  We ended 2011 with 50 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 6 specialty retail stores. Key operating metrics for our KATE SPADE retail operations included the following:

  –
  Average retail square footage in 2011 was approximately 148 thousand square feet, a 4.5% increase compared to 2010;

  –
  Sales productivity was $934 per average square foot as compared to $666 for 2010; and

  –
  Comparable direct-to-consumer net sales increased by 68.9% in 2011.

  •
  Adelington Design Group & Other net sales were $256.9 million, a decrease of $228.4 million, or 47.1%, compared to 2010, reflecting the following:

  –
  A $234.0 million, or 48.2%, decrease due to brands that have been licensed or exited, related principally to remaining wholesale sales that concluded in the first half of 2010 for the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney in the US and Puerto Rico and the arrangement with QVC; and

  –
  A net $5.6 million, or 1.1%, increase related to sales of our ongoing Adelington Design Group & Other business.

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

  Gross Profit

        Gross profit in 2011 was $809.4 million (53.3% of net sales), compared to $791.3 million (48.7% of net sales) in 2010. The increase in gross profit is primarily due to increased direct-to-consumer net sales in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments, partially offset by decreases in net sales in our Adelington Design Group & Other segment and JUICY COUTURE wholesale operations. The gross profit rate improved in our Adelington Design Group & Other segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model, which remained in effect until the sale of the global trademark rights to the LIZ CLAIBORNE family of brands to JCPenney in November 2011.

        Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

  Selling, General & Administrative Expenses

        SG&A increased $54.7 million, or 6.4%, to $904.7 million in 2011 compared to 2010. The change in SG&A reflected the following:

  •
  A $27.3 million increase in expenses associated with our streamlining initiatives and brand-exiting activities, including (i) charges of $42.0 million related to the planned closure of our Ohio distribution center and (ii) other contractual commitments primarily related our LIZ CLAIBORNE operations, including litigation charges, legal fees and severance;

  •
  A $22.9 million increase in expenses associated with retail store expansion, primarily at KATE SPADE and JUICY COUTURE, inclusive of increased advertising expenses;

  •
  An $18.1 million increase in e-commerce fees primarily related to our KATE SPADE and JUICY COUTURE operations due to increased volume;

  •
  An increase of $6.1 million in retail impairment charges primarily related to JUICY COUTURE specialty stores; and

  •
  A $19.7 million decrease primarily associated with our Adelington Design Group & Other segment as we transitioned to the licensing model under the former arrangement with JCPenney in the US and Puerto Rico and the arrangement with QVC.

        We also incurred SG&A in our International-Based Direct Brands segment of $10.1 million and $7.4 million in 2011 and 2010, respectively, related to allocated corporate SG&A that could not be reported as discontinued operations.

        SG&A as a percentage of net sales was 59.6%, compared to 52.4% in 2010, primarily reflecting increased SG&A in our KATE SPADE, JUICY COUTURE and LUCKY BRAND segments to support direct-to-consumer growth and decreased net sales in our Adelington Design Group & Other segment, which exceeded the proportionate reduction in SG&A.

  Impairment of Intangible Assets

        In 2011, we recorded aggregate non-cash impairment charges of $1.0 million within our Adelington Design Group & Other segment, primarily related to the merchandising rights of our MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

        In 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Adelington Design Group & Other segment, principally related to merchandising rights of our LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

  Operating Loss

        Operating loss for 2011 was $96.3 million ((6.3)% of net sales), compared to an operating loss of $61.3 million ((3.8)% of net sales) in 2010. Operating (loss) income by segment, which includes the allocation of corporate SG&A, is provided below:

  •
  JUICY COUTURE operating loss was $9.7 million ((1.8)% of net sales), compared to operating income of $40.2 million (7.1% of net sales) in 2010. The period-over-period change reflected (i) an increase in SG&A related to direct-to-consumer expansion, including an increase in professional fees and advertising expenses; and (ii) decreased gross profit, as discussed above.

  •
  LUCKY BRAND operating loss was $28.9 million ((6.9)% of net sales), compared to an operating loss of $43.4 million ((11.2)% of net sales) in 2010. The period-over-period change in operating loss reflected increased gross profit, as discussed above, and an increase in SG&A related to an increase in corporate expense allocations.

  •
  KATE SPADE operating income was $19.3 million (6.2% of net sales), compared to $6.2 million (3.4% of net sales) in 2010. The period-over-period increase in operating income reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, professional fees and advertising expenses.

  •
  Adelington Design Group & Other operating loss in 2011 was $66.9 million ((26.1)% of net sales), compared to an operating loss of $56.9 million ((11.7)% of net sales) in 2010. The increased operating loss reflected: (i) an increase in expenses associated with our streamlining initiatives and brand-exiting activities; (ii) reduced gross profit; and (iii) reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the arrangements with JCPenney in the US and Puerto Rico and with QVC.

        We also incurred operating losses in our International-Based Direct Brands segment of $10.1 million in 2011 and $7.4 million in 2010 related to allocated corporate SG&A that could not be reported as discontinued operations.

  Other Income, Net

        Other income, net amounted to $0.2 million in 2011 and $26.6 million in 2010. Other income, net consists primarily of (i) foreign currency transaction gains and losses, including the impact of the partial dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our equity investees.

  Gain on Sales of Trademarks, Net

        In 2011, we recorded a $287.0 million gain on the sale of trademark rights related to the sale of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands; (ii) the trademark rights in the US and Puerto Rico for MONET; (iii) the DANA BUCHMAN trademark; and (iv) the trademark rights related to our former Curve brand and selected other smaller fragrance brands.

  Gain on Extinguishment of Debt, Net

        In 2011, we recorded a $5.2 million gain on the extinguishment of debt in connection with the repurchase of 228.5 million euro aggregate principal amount of our Euro Notes and the conversion of $20.8 million of our Convertible Notes into 6,136,221 shares of our common stock.

  Interest Expense, Net

        Interest expense, net increased to $57.2 million in 2011 from $55.7 million in 2010, reflecting $17.0 million of interest expense related to the Senior Notes, which were issued in April 2011. The change in interest expense also reflected a $9.8 million reduction in amortization of deferred financing costs, including a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility, and a $6.3 million reduction in interest expense due to the redemption of the Euro Notes, discussed above.

  (Benefit) Provision for Income Taxes

        In 2011, we recorded a benefit for income taxes of $(5.8) million, compared to a provision for income taxes of $9.0 million in 2010. The income tax benefit primarily represented decreases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and a decrease in the accrual for uncertain tax positions. We did not record income tax benefits for substantially all losses incurred during 2011 and 2010, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

  Income (Loss) from Continuing Operations

        Income (loss) from continuing operations in 2011 was $144.7 million, or 9.5% of net sales, compared to $(99.4) million in 2010, or (6.1)% of net sales. Earnings per share ("EPS"), Basic from continuing operations attributable to Liz Claiborne, Inc. was $1.53 in 2011 and $(1.05) in 2010. EPS, Diluted from continuing operations attributable to Liz Claiborne, Inc. was $1.28 in 2011 and $(1.05) in 2010.

  Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations in 2011 was $316.4 million, compared to $152.9 million in 2010, reflecting a loss on disposal of discontinued operations of $222.2 million and a $94.2 million loss from discontinued operations in 2011, as compared to a loss on disposal of discontinued operations of $27.5 million and a $125.4 million loss from discontinued operations in 2010. EPS, Basic from discontinued operations attributable to Liz Claiborne, Inc. was $(3.34) in 2011 and $(1.62) in 2010. EPS, diluted from discontinued operations attributable to Liz Claiborne, Inc. was $(2.63) in 2011 and $(1.62) in 2010.

  Net Loss Attributable to Liz Claiborne, Inc.

        Net loss attributable to Liz Claiborne, Inc. in 2011 decreased to $171.7 million from $251.5 million in 2010. EPS, Basic was $(1.81) in 2011 and $(2.67) in 2010. EPS, Diluted was $(1.35) in 2011 and $(2.67) in 2010.

  2010 vs. 2009

        The following table sets forth our operating results for the year ended January 1, 2011 (52 weeks), compared to the year ended January 2, 2010 (52 weeks):

	Fiscal Years Ended		Variance
	January 1, 2011	January 2, 2010	$	%
Dollars in millions
Net Sales	$1,623.2	$1,928.8	$(305.6)	(15.8)%
Gross Profit	791.3	855.2	(63.9)	(7.5)%
Selling, general & administrative expenses	850.0	1,006.4	156.4	15.5%
Impairment of goodwill and other intangible assets	2.6	17.0	14.4	84.7%

Operating Loss	(61.3)	(168.2)	106.9	63.6%
Other income (expense), net	26.6	(6.8)	33.4	*
Interest expense, net	(55.7)	(58.9)	3.2	5.4%
Provision (benefit) for income taxes	9.0	(110.0)	(119.0)	*

Loss from Continuing Operations	(99.4)	(123.9)	24.5	19.8%
Discontinued operations, net of income taxes	(152.9)	(182.5)	29.6	16.2%

Net Loss	(252.3)	(306.4)	54.1	17.7%
Net loss attributable to the noncontrolling interest	(0.8)	(0.7)	0.1	14.3%

Net Loss Attributable to Liz Claiborne, Inc.	$(251.5)	$(305.7)	$54.2	17.7%

*
Not meaningful.

  Net Sales

        Net sales for 2010 were $1.623 billion, a decrease of $305.6 million or 15.8%, as compared to net sales for 2009 of $1.929 billion. This reduction primarily reflected sales declines in our Adelington Design Group & Other and LUCKY BRAND segments, partially offset by an increase in sales in our KATE SPADE and JUICY COUTURE segments. The decrease in our Adelington Design Group & Other segment included a $228.3 million, or 11.8%, decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney and the arrangement with QVC.

        Net sales results for our segments are provided below:

  •
  JUICY COUTURE net sales were $566.8 million, a 5.0% increase compared to 2009, which primarily reflected increases in our outlet, e-commerce and wholesale non-apparel operations, partially offset by a decrease in our wholesale apparel operations.

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

  •
  LUCKY BRAND net sales were $386.9 million, a 12.0% decrease compared to 2009, reflecting decreases in specialty retail operations, partially resulting from reduced average selling prices due to the aggressive liquidation of inventory, in addition to decreases in our wholesale apparel, wholesale non-apparel and outlet operations.

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

  •
  KATE SPADE net sales were $184.3 million, a 30.5% increase compared to 2009, primarily driven by increases in e-commerce, specialty retail, wholesale non-apparel and outlet operations.

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

  •
  Adelington Design Group & Other net sales were $485.2 million, a decrease of $322.8 million or 39.9%, compared to 2009, reflecting the following:

  –
  A $239.6 million, or 29.6%, decrease related to brands that have been licensed or exited, primarily due to a $228.3 million decrease in sales of our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney and the arrangement with QVC;

  –
  A net $70.0 million, or 8.7%, decrease related to reduced sales of our ongoing Adelington Design Group & Other business, primarily related to our former licensed DKNY® Jeans brand and our AXCESS and MONET brands; and

  –
  A $13.2 million, or 1.6%, decrease related to reduced sales in our outlet operations, substantially all of which were closed in January 2011.

  Gross Profit

        Gross profit in 2010 was $791.3 million (48.7% of net sales), compared to $855.2 million (44.3% of net sales) in 2009. The decrease in gross profit is primarily due to reduced sales in our Adelington Design Group & Other segment and to a lesser extent our LUCKY BRAND segment, partially offset by increases in our KATE SPADE and JUICY COUTURE segments. However, our gross profit rate increased due to an increased proportion of sales from retail operations in our JUICY COUTURE, KATE SPADE and LUCKY BRANDS segments, which run at a higher gross profit rate than the Company average. In addition, the gross profit rate improved in our Adelington Design Group & Other segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model.

  Selling, General & Administrative Expenses

        SG&A decreased $156.4 million, or 15.5%, to $850.0 million in 2010 compared to 2009. The change in SG&A reflected the following:

  •
  A $112.4 million decrease primarily related to a reduction in our Adelington Design Group & Other segment and corporate SG&A, inclusive of a decrease associated with our LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements;

  •
  A $58.1 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and

  •
  A $14.1 million increase in e-commerce fees primarily related the transition of JUICY COUTURE e-commerce operations from a third party operator and increased volume at KATE SPADE.

        We also incurred SG&A in our International-Based Direct Brands segment of $7.4 million and $9.6 million in 2011 and 2010, respectively, related to allocated corporate SG&A that could not be reported as discontinued operations.

        SG&A as a percentage of net sales was 52.4%, compared to 52.2% in 2009, primarily reflecting a decrease in sales in our Adelington Design Group & Other segment, which exceeded the proportionate reduction in SG&A.

  Impairment of Goodwill and Other Intangible Assets

        In 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Adelington Design Group & Other segment, principally related to merchandising rights of our LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

        We recorded $2.8 million of additional purchase price and an increase to goodwill related to our contingent earn-out payment to the former owners of Mac & Jac in the second quarter of 2009. Based on economic circumstances and other factors, we concluded that the goodwill recorded as a result of the settlement of the contingency was impaired and recorded an impairment charge of $2.8 million in our Adelington Design Group & Other segment in 2009.

        In 2009, we recorded non-cash impairment charges of (i) $9.5 million related to the licensed trademark intangible asset related to our former licensed DKNY® Jeans and DKNY® Active brands due to a decline in actual and projected performance of such brands; and (ii) $4.7 million primarily related to the impairment of LIZ CLAIBORNE merchandising rights due to decreased use of such intangible assets.

  Operating Loss

        Operating loss for 2010 was $61.3 million ((3.8)% of net sales), compared to an operating loss of $168.2 million ((8.7)% of net sales) in 2009. Operating income (loss) by segment, which includes the allocation of corporate SG&A, is provided below:

  •
  JUICY COUTURE operating income was $40.2 million (7.1% of net sales), compared to operating income of $23.8 million (4.4% of net sales) in 2009. The year-over-year change reflected an increase in gross profit and a $6.8 million decrease in expenses associated with our streamlining initiatives and brand exiting activities.

  •
  LUCKY BRAND operating loss was $43.4 million ((11.2)% of net sales), compared to an operating loss of $24.7 million ((5.6)% of net sales) in 2009. The year-over-year change reflected a decrease in gross profit, partially offset by decreases in SG&A as described above.

  •
  KATE SPADE operating income was $6.2 million (3.4% of net sales), compared to an operating loss of $24.5 million ((17.3)% of net sales) in 2009. The year-over-year change reflected an increase in gross profit and a $10.5 million decrease in expenses associated with our streamlining initiatives and brand exiting activities, partially offset by an increase in advertising and payroll related expenses.

  •
  Adelington Design Group & Other operating loss in 2010 was $56.9 million ((11.7)% of net sales), compared to an operating loss of $133.2 million ((16.5)% of net sales) in 2009. The decreased operating loss reflected reduced SG&A, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the JCPenney and QVC arrangements, partially offset by reduced gross profit.

        We also incurred operating losses in our International-Based Direct Brands segment of $7.4 million in 2011 compared to $9.6 million in 2010, related to allocated corporate SG&A that could not be reported as discontinued operations.

  Other Income (Expense), Net

        Other income (expense), net amounted to $26.6 million in 2010 and $(6.8) million in 2009. Other income (expense), net consists primarily of (i) foreign currency transaction gains and losses in 2010 and 2009, including the impact of the partial dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our investment in KSJ in 2010 and 2009.

  Interest Expense, Net

        Interest expense, net decreased to $55.7 million in 2010 from $58.9 million in 2009, primarily reflecting (i) reduced interest expense due to decreased levels of borrowing under our amended and restated revolving credit facility; (ii) a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our amended and restated revolving credit facility; and (iii) increased interest expense related to the Convertible Notes, which were issued in June of 2009.

  Provision (Benefit) for Income Taxes

        In 2010, we recorded a provision for income taxes of $9.0 million, compared to a benefit for income taxes of $(110.0) million in 2009. The income tax provision for 2010 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit in 2009 principally related to the carryback of Federal tax losses, partially offset by increases in valuation allowances.

  Loss from Continuing Operations

        Loss from continuing operations in 2010 decreased to $99.4 million, or (6.1)% of net sales, from $123.9 million in 2009, or (6.4)% of net sales. Earnings per share, Basic and Diluted ("EPS") from continuing operations attributable to Liz Claiborne, Inc. was $(1.05) in 2010 and $(1.31) in 2009.

  Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations in 2010 was $152.9 million, compared to $182.5 million in 2009, reflecting a loss on disposal of discontinued operations of $27.5 million and a $125.4 million loss from discontinued operations in 2010, as compared to a loss on disposal of discontinued operations of $4.9 million and a $177.6 million loss from discontinued operations in 2009. EPS from discontinued operations attributable to Liz Claiborne, Inc. was $(1.62) in 2010 and $(1.95) 2009.

  Net Loss Attributable to Liz Claiborne, Inc.

        Net loss attributable to Liz Claiborne, Inc. in 2010 decreased to $251.5 million from $305.7 million in 2009. EPS was $(2.67) in 2010 and $(3.26) in 2009.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Requirements

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

  Sources of Cash

        Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

        As a result of a number of de-leveraging dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), as discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments," we received $450.7 million of cash proceeds since August 11, 2011, predominantly from trademark sales. We also received an advance of $20.0 million (refundable to JCPenney under certain circumstances) in exchange for our agreement to develop exclusive brands for JCPenney by Spring 2014. We have used such proceeds in part to repay outstanding amounts under our amended and restated revolving credit facility (as amended, the "Amended Agreement") and to repay a portion of our Euro Notes. As a result of these transactions, we have significantly improved our liquidity and enhanced our debt profile.

        5.0% Euro Notes. On April 8, 2011, we completed the Tender Offer, whereby we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. We recognized a $6.5 million pretax gain on the extinguishment of debt in the second quarter of 2011. On December 15, 2011, we repurchased 100.0 million euro aggregate principal amount of the Euro Notes for total consideration of 100.5 million euro, plus accrued interest. We recognized a $0.8 million pretax loss on the extinguishment of debt in the fourth quarter of 2011.

        In the first quarter of 2012, we repurchased 40.0 million euro aggregate principal amount of the Euro Notes for total consideration of 40.6 million euro, plus accrued interest. A total of 81.5 million aggregate principal amount of Euro Notes remains outstanding.

        6.0% Convertible Senior Notes. The Convertible Notes enhance flexibility by allowing us to utilize cash or shares to repay the notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the fourth quarter of 2011 and are convertible during the first quarter of 2012. On May 19, 2011, we obtained stockholder approval under the rules of the NYSE for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. As a result of the approval, if the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

        On December 21, 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of our common stock. We paid accrued interest on the holder's Convertible Notes through the settlement date in cash. We allocated $18.3 million of the consideration to the liability component and $5.2 million to the equity component. We recognized a $0.5 million pretax loss on the extinguishment of debt in the fourth quarter of 2011.

        10.5% Senior Secured Notes. On April 7, 2011, we completed our offering of the Senior Notes. The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes.

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

        Amended and Restated Revolving Credit Facility. In March 2011, we entered into an amendment to the Amended Agreement, that, among other things, modified certain prepayment provisions in the Amended Agreement so that the proceeds from the offering of the Senior Notes would not be required to repay outstanding borrowings under the amended and restated revolving credit facility, but instead could be used to fund the Tender Offer and permitted the use of up to $35.0 million for general corporate purposes.

        In September 2011, we entered into a third amendment to the Amended Agreement. Pursuant to the third amendment, the required lenders consented to the consummation of the MEXX Transaction. In addition, the third amendment provided for the repayment of all outstanding obligations under the $40.0 million Canadian Sublimit (as defined in the Amended Agreement) and the $100.0 million European Sublimit (as defined in the Amended Agreement) and elimination of the European Sublimit on the closing date of the MEXX Transaction. The overall borrowing limit, the Canadian Sublimit and the borrowing base calculations remained otherwise unchanged. Any remaining net proceeds from the MEXX Transaction were used to temporarily repay other outstanding amounts under the amended and restated revolving credit facility.

        In November 2011, we entered into a fourth amendment to the Amended Agreement. The fourth amendment, among other things, permitted the sale of certain of our trademarks pursuant to their respective purchase agreements, and allowed the net proceeds of such sales to be used to prepay or repurchase our existing Euro Notes, Convertible Notes or Senior Notes, subject to certain tests and conditions.

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

        Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including issuance of debt securities, sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately-negotiated transactions or otherwise. We may not be able to successfully complete any such actions, if necessary.

        Cash and Debt Balances. We ended 2011 with $180.6 million in cash and marketable securities, compared to $23.3 million at the end of 2010 and with $446.3 million of debt outstanding, compared to $577.8 million at the end of 2010. The debt balance as of January 1, 2011 reflected the repayment of borrowings under the amended and restated revolving credit facility with $171.5 million of net income tax refunds received during 2010. The $288.8 million decrease in our net debt position over the last twelve months primarily reflected: (i) the repurchase of 228.5 million euro aggregate principal amount of the Euro Notes; (ii) the repayment of all outstanding borrowings under our amended and restated revolving credit facility with proceeds from the sale of an 81.25% interest in the global MEXX business and other disposition transactions; and (iii) the conversion of $20.8 million aggregate principal amount of the Convertible Notes into 6,163,221 shares of our common stock. These decreases were partially offset by (i) the issuance of $220.1 million of Senior Notes and (ii) the use of cash to fund $77.1 million of capital and in-store shop expenditures, including $23.0 million to purchase our Ohio distribution center under the terms of the previously existing synthetic lease agreement. The effect of changes in foreign currency exchange rates on our euro-denominated 5.0% Notes decreased our debt balance by $5.4 million compared to January 1, 2011. We generated $119.2 million in cash flows from continuing operations over the last 12 months.

        Accounts Receivable decreased $88.5 million, or 42.5%, at year-end 2011 compared to year-end 2010, primarily due to (i) the impact of brands that have been licensed or exited and (ii) decreased wholesale sales in our Adelington Design Group & Other and JUICY COUTURE segments.

        Inventories decreased $96.1 million, or 33.2% at year-end 2011 compared to year-end 2010, primarily due to (i) the impact of brands that have been licensed or exited and (ii) the year-over-year impact of decreased sales in our Adelington Design Group & Other segment. The decrease in inventories was partially offset by an increase in KATE SPADE inventory to support growth initiatives, including retail store expansion.

        Borrowings under our amended and restated revolving credit facility peaked at $234.8 million during 2011, compared to a peak of $230.5 million in 2010, and were zero at December 31, 2011, compared to $22.7 million at January 1, 2011.

        Net cash provided by operating activities of our continuing operations was $119.2 million in 2011, compared to $170.7 million in 2010, which included $166.2 million of income tax refunds and a $24.3 million refund to Li & Fung related to a buying/sourcing agreement. The remaining period-over-period increase of $90.4 million was primarily due to a $118.5 million increase in working capital items, which included proceeds received in connection with the amendment to the licensing agreement with Elizabeth Arden and $20.0 million in connection with the agreement to develop exclusive brands for JCPenney. The increase in working capital items was partially offset by increased losses in 2011 compared to 2010 (excluding foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $136.2 million and $20.1 million of cash in 2011 and 2010, respectively.

        Net cash provided by (used in) investing activities of our continuing operations was $230.5 million in 2011, compared to $(61.2) million in 2010. Net cash provided by investing activities in 2011 primarily reflected the receipt of net proceeds of $309.7 million in connection with the sales of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand; (ii) the DANA BUCHMAN trademark; and (iii) the trademarks for our former Curve fragrance brands and selected other smaller fragrance brands. These cash inflows were partially offset by the use of $77.1 million for capital and in-store shop expenditures, inclusive of $23.0 million for the purchase of the Ohio distribution center and $2.5 million for investments in and advances to KSC. Net cash used in investing activities in 2010 primarily reflected the use of: (i) $59.7 million for capital and in-store shop expenditures; (ii) $5.0 million for acquisition related payments for our previous acquisition of LUCKY BRAND; and (iii) $4.0 million for investments in and advances to KSJ. In addition, the investing activities of our discontinued operations provided $77.4 million and used $26.1 million of cash in 2011 and 2010, respectively.

        Net cash used in financing activities of our continuing operations was $125.4 million in 2011, compared to $40.3 million in 2010. The $85.1 million period-over-period increase in the use of cash primarily reflected the use of $309.2 million to repay a portion of the Euro Notes, which was funded partially by proceeds of $220.1 million received from the issuance of the Senior Notes, a decrease of $3.5 million in cash paid for deferred financing fees and a $1.9 million increase in net repayments of borrowings under our revolving credit facility. In addition, the financing activities of our discontinued operations used $2.7 million and $23.3 million of cash in 2011 and 2010, respectively.

  Commitments and Capital Expenditures

        During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. We are currently in discussions with Li & Fung regarding a potential refund in connection with the sale of our former KENSIE, KENSIE GIRL and MAC & JAC trademarks and the early termination of our former DKNY® Jeans and DKNY® Active license; we do not believe any such amounts will be material in the aggregate. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

        In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 139 such leases. As of December 31, 2011, the future aggregate payments under these leases amounted to $226.4 million and extended to various dates through 2025.

        In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will result in the termination of all or a significant portion of our union employees (see Note 12 of Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the "Fund"), which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A in the accompanying Consolidated Statement of Operations related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2012. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million are to be made commencing on March 1, 2012, and continuing for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund's notice, we recorded an additional charge to SG&A in 2011. We intend to challenge the withdrawal liability calculation and payment schedule presented to us by the Fund, although under applicable law we must make the quarterly payments requested by the Fund pending resolution of our challenge. We do not believe that the difference in the total withdrawal liability amount or the amount and schedule of payments will have a material adverse impact on our financial position, results of operations or cash flows.

        As discussed above, we established KSC in June 2011. We made a capital contribution to KSC of $2.5 million in the fourth quarter of 2011 and are required to make capital contributions to KSC of $5.0 million in 2012 and $5.5 million in 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe Kate Spade HK Limited ("Globalluxe").

        Additionally, we agreed that we or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe's earnings, subject to a cap of $30.0 million.

        We will continue to closely manage spending, with a slight decrease in projected 2012 capital expenditures to approximately $75.0 million, compared to $77.1 million in 2011. These expenditures primarily relate to our plan to open 35-40 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our amended and restated revolving credit facility.

        The following table summarizes as of December 31, 2011 our contractual cash obligations by future period (see Notes 8 and 9 of Notes to Consolidated Financial Statements):

	Payments Due by Period
Contractual cash obligations *	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
(In millions)
Operating lease commitments	$101.7	$182.6	$155.8	$185.1	$625.2
Capital lease obligations	4.9	4.5	—	—	9.4
Inventory purchase commitments	109.4	—	—	—	109.4
5.0% Euro Notes(a)(b)	—	157.3	—	—	157.3
Interest on 5.0% Euro Notes(a)(c)	7.9	7.9	—	—	15.8
6.0% Convertible Senior Notes	—	69.2	—	—	69.2
Interest on 6.0% Convertible Senior Notes(c)	4.2	6.2	—	—	10.4
10.5% Senior Secured Notes	—	—	—	220.0	220.0
Interest on 10.5% Senior Secured Notes(c)	23.1	46.2	46.2	57.8	173.3
Pension withdrawal liability(d)	4.9	9.8	7.1	—	21.8
License termination fee	8.5	—	—	—	8.5
Advances to equity investee(e)	5.0	5.5	—	—	10.5

Total	$269.6	$489.2	$209.1	$462.9	$1,430.8

*
The table above does not include amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)
Assumes an exchange rate of 1.2947 US dollars per euro.

(b)
Includes $51.8 million Euro Notes repurchased in the first quarter of 2012 (assumes an exchange rate of 1.2947 US dollars per euro).

(c)
Interest is fixed per annum.

(d)
Includes interest of $2.7 million.

(e)
We agreed that the Company or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe's earnings, subject to a cap of $30.0 million. That amount is not included as it is not determinable.

        Debt consisted of the following:

In thousands	December 31, 2011	January 1, 2011
5.0% Euro Notes(a)	$157,139	$467,498
6.0% Convertible Senior Notes(b)	60,270	74,542
10.5% Senior Secured Notes	220,085	—
Revolving credit facility	—	22,735
Capital lease obligations	8,821	13,037

Total debt	$446,315	$577,812

(a)
The change in the balance of these euro-denominated notes reflected the repurchase of 228.5 million euro of our Euro Notes in 2011 and the impact of changes in foreign currency exchange rates.

(b)
The balance at January 1, 2011 and January 2, 2010 represented principal of $69.2 million and $90.0 million, respectively, and an unamortized debt discount of $8.9 million and $15.5 million, respectively. The decrease in the balance compared to January 1, 2011 reflected the conversion of $20.8 million aggregate principal amount of the Convertible Notes into 6,163,221 shares of our common stock.

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

        As of December 31, 2011, availability under our amended and restated revolving credit facility was as follows:

In thousands	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued(b)	Available Capacity	Excess Capacity(c)
Revolving credit facility(a)	$350,000	$393,827	$—	$33,909	$316,091	$271,091

(a)
Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)
Includes $8.0 million of outstanding MEXX letters of credit that were cash collateralized as of the MEXX closing on October 31, 2011.

(c)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

  Off-Balance Sheet Arrangements

        For a discussion of our synthetic lease arrangement, which expired in the second quarter of 2011, see Note 8 of Notes to Consolidated Financial Statements.

        We have not entered into any other off-balance sheet arrangements.

  Hedging Activities

        Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we have used foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities, substantially all of which related to the global MEXX business.

        We hedged our net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge was effective, related foreign currency translation gains and losses were recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge were recognized in current operations within Other income (expense), net.

        As of January 1, 2011, we dedesignated an aggregate 230.0 million euro of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries.

        In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, we dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company's net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes are recorded in earnings beginning on November 1, 2011.

        We recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Fiscal Years Ended
In thousands	December 31, 2011	January 1, 2011	January 2, 2010
Effective portion recognized within Accumulated OCI	$(10,216)	$13,095	$(9,418)
Ineffective portion recognized within Other income (expense), net	4,954	21,555	(6,507)

        Also, as a result of the sale of an 81.25% interest in the global MEXX business, our net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on our Euro Notes through October 31, 2011 was written off and included within Loss on disposal of discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations (see Note 18 of Notes to Consolidated Financial Statements).

        We occasionally use short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, we entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, we entered into forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other income (expense), net for the year ended December 31, 2011.

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

        Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, intangible assets, accrued expenses and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

  Inventories, Net

        Inventories for seasonal, replenishment and on-going merchandise are recorded at the lower of actual average cost or market value. We continually evaluate the composition of our inventories by assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is estimated based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

  Intangibles, Net

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

        The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Consolidated Statement of Operations.

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

        As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2011, 2010 or 2009.

        During 2011, we recorded non-cash impairment charges of $1.0 million primarily within our Adelington Design Group & Other segment principally related to merchandising rights of our MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

        During 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Adelington Design Group & Other segment principally related to merchandising rights of our LIZ CLAIBORNE and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

        As a result of the decline in actual and projected performance and cash flows of the former licensed DKNY® Jeans and DKNY® Active brands during 2009, we determined the carrying value of the related licensed trademark intangible asset exceeded its estimated fair value and recorded a non-cash impairment charge of $9.5 million. In addition, as a result of entering into the JCPenney and QVC 2009 license agreements discussed above, we performed an impairment analysis of our LIZ CLAIBORNE merchandising rights. The decreased use of such intangible assets resulted in the recognition of a non-cash impairment charge of $4.5 million to reduce the carrying value of the merchandising rights to their estimated fair value.

  Accrued Expenses

        Accrued expenses for employee insurance, workers' compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

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

ACCOUNTING PRONOUNCEMENTS

        For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements, see Notes 1 and 20 of Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit and our amended and restated revolving credit facility. Our floating rate revolving credit facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

        We do not speculate on the future direction of interest rates. As of December 31, 2011 and January 1, 2011, our exposure to changing market rates was as follows:

Dollars in millions	December 31, 2011	January 1, 2011
Variable rate debt	$—	$22.7
Average interest rate	4.58%	4.65%

        A ten percent change in the average rate would have resulted in a $0.5 million change in interest expense during 2011.

        As of December 31, 2011, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Euro Notes, Convertible Notes and Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

        As discussed above under "Hedging Activities," we hedged our net investment position in euro functional subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. Since the completion of the MEXX Transaction on October 31, 2011, all transaction gains and losses related to the Euro Notes are reflected in Other income (expense), net. A sensitivity analysis to changes in the US dollar when measured against the euro indicated that if the US dollar weakened by 10.0% against the euro as of December 31, 2011, a translation loss of $15.7 million would be recorded in Other income (expense), net. Conversely, if the US dollar strengthened by 10.0% against the euro, a translation gain of $15.7 million would be recorded in Other income (expense), net. Beginning in the fourth quarter of 2011 we partially mitigate the impact of fluctuations in foreign currency exchange rates on our Eurobond by maintaining euro-denominated cash accounts.

Item 8.    Financial Statements and Supplementary Data.

        See the "Index to Consolidated Financial Statements and Schedule" appearing at the end of this Annual Report on Form 10-K for information required under this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 ("the Exchange Act") is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        See "Index to Consolidated Financial Statements and Schedule" appearing at the end of this Annual Report on Form 10-K for Management's Report on Internal Control Over Financial Reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With respect to our Executive Officers, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        Information regarding Section 16(a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the "Audit Committee Report"), our code of ethics and background of our Directors appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Additional Information-Company Code of Ethics and Business Practices" and "Election of Directors" in our Proxy Statement for the 2012 Annual Meeting of Shareholders (the "2012 Proxy Statement") is hereby incorporated by reference.

Item 11.    Executive Compensation.

        Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Compensation Discussion and Analysis" and "Executive Compensation" (other than the Board Compensation Committee Report) in the 2012 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

        The following table summarizes information about the stockholder approved Liz Claiborne, Inc. Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' Plan"); Liz Claiborne, Inc. 1992 Stock Incentive Plan; Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan"); Liz Claiborne, Inc. 2005 Stock Incentive Plan (the "2005 Plan"); and Liz Claiborne, Inc. 2011 Stock Incentive Plan (the "2011 Plan"), which together comprise all of our existing equity compensation plans, as of December 31, 2011. In January 2006, we adopted the Liz Claiborne, Inc. Outside Directors' Deferral Plan, which amended and restated the Outside Directors' Plan by eliminating equity grants under the Outside Directors' Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors' Plan was on January 10, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity Compensation Plans Approved by Stockholders	8,476,724	(a)	$11.22	(b)	2,722,889	(c)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—

Total	8,476,724	(a)	$11.22	(b)	2,722,889	(c)

(a)
Includes (i) 740,330 shares of Common Stock issuable under the 2000, 2002, 2005 and 2011 Plans pursuant to participants' elections thereunder to defer certain director compensation; and (ii) 797,500 performance shares granted to a group of key executives, of which the number of shares earned will be determined by the achievement of the performance criteria set forth in the performance share arrangement and range from 0 — 100% of target.

(b)
Performance Shares and shares of Common Stock issuable under the 2000, 2002, 2005 and 2011 Plans pursuant to participants' election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(c)
In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan, the 2005 Plan and the 2011 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded. The 2011 Plan contains an aggregate 1,500,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded.

        Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2012 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Certain Relationships and Related Transactions" in the 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        Information called for by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the 2012 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1
(a)	2. Schedule
	SCHEDULE II — Valuation and Qualifying Accounts	F-56

        NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a)	3. Exhibits

Exhibit No.	Description
2(a)	—	Merger Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Foreign Holdings, Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., EuCo B.V. (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 6, 2011).
2(b)	—	Asset Purchase Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Canada Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., 3256890 Nova Scotia Limited (incorporated herein by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated September 6, 2011).
3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated May 28, 2009).
3(a)(i)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(b)	—	By-Laws of Registrant, as amended through May 27, 2010 (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated June 3, 2010).
4(a)	—	Specimen certificate for Registrant's Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992).
4(b)	—	Registration Rights Agreement, dated as of April 7, 2011, between Registrant and its Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
4(c)	—	Indenture, dated June 24, 2009, by and between Registrant and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(a)	—	Reference is made to Exhibit 4(b) filed hereunder, which is incorporated herein by this reference.
10(b)	—	Lease, dated as of January 1, 1990 (the "1441 Lease"), for premises located at 1441 Broadway, New York, New York between Registrant and Lechar Realty Corp. (incorporated herein by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1990).
10(b)(i)	—	First Amendment: Lease Extension and Modification Agreement, dated as of January 1, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 [the "1999 Annual Report"]).
10(b)(ii)	—	Second Amendment to Lease, dated as of September 19, 1998, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (ii) to the 1999 Annual Report).
10(b)(iii)	—	Third Amendment to Lease, dated as of September 24, 1999, to the 1441 Lease (incorporated herein by reference to Exhibit 10(k) (iii) to the 1999 Annual Report).
10(b)(iv)	—	Fourth Amendment to Lease, effective as of July 1, 2000, to the 1441 Lease (incorporated herein by reference to Exhibit 10(j)(iv) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 [the "2002 Annual Report"]).
10(b)(v)	—	Fifth Amendment to Lease (incorporated herein by reference to Schedule 10(b)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 2004 [the "2003 Annual Report"]).

Exhibit No.	Description
10(c)*+	—	Description of Liz Claiborne, Inc. 2011 Employee Incentive Plan.
10(d)+	—	The Liz Claiborne 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant's 2002 Annual Report).
10(d)(i)+	—	First Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).
10(d)(ii)+	—	Second Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).
10(d)(iii)+	—	Third Amendment to the Liz Claiborne 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).
10(d)(iv)+	—	Trust Agreement (the "401(k) Trust Agreement") dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).
10(d)(v)+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the "2004 Annual Report").
10(d)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).
10(e)+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan") (incorporated herein by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).
10(e)(i)+	—	Amendment to the Outside Directors' 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).
10(e)(ii)+	—	Form of Option Agreement under the Outside Directors' 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996).
10(e)(iii)+	—	Liz Claiborne, Inc. Outside Directors' Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the "2005 Annual Report"]).
10(f)+	—	Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan") (incorporated herein by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).
10(f)(i)+	—	Form of Restricted Career Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995).
10(f)(ii)+	—	Form of Restricted Transformation Share Agreement under the 1992 Plan (incorporated herein by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998).
10(g)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan") (incorporated herein by reference to Exhibit 4(e) to Registrant's Form S-8 dated as of January 25, 2001).
10(g)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).
10(g)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (the "2000 Annual Report")).
10(g)(iii)+	—	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(v) to the 2005 Annual Report).

Exhibit No.	Description
10(g)(iv)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated January 28, 2011).
10(g)(v)	—	Form of Special Retention Award Agreement under the Company's 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated June 17, 2011)
10(h)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan") (incorporated herein by reference to Exhibit 10(y)(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 [the "2nd Quarter 2002 10-Q"]).
10(h)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).
10(h)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).
10(h)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).
10(h)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).
10(h)(v)+	—	Form of Restricted Share Agreement for Registrant's "Growth Shares" program under the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(v) to the 2003 Annual Report).
10(i)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).
10(j)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
10(j)(i)+	—	Liz Claiborne, Inc. 2005 Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 31, 2008).
10(j)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).
10(k)	—	Five-Year Credit Agreement, dated as of October 13, 2004, among Registrant, the Lenders party thereto, Bank of America, N.A., Citibank, N.A., SunTrust Bank and Wachovia Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated October 13, 2004).
10(k)(i)	—	First Amendment and Waiver to the Five-Year Credit Agreement, dated as of February 20, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 6, 2008).
10(k)(ii)	—	Second Amendment to the Five-Year Credit Agreement, dated as of August 12, 2008, (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended July 5, 2008).
10(l)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.1(b) to Registrant's Current Report on Form 8-K dated May 26, 2005).
10(m)+	—	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 12, 2005).

Exhibit No.	Description
10(n)+	—	Form of Restricted Stock Grant Certificate (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2005).
10(o)+	—	Form of Option Grant Confirmation under the 2005 Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated December 4, 2008).
10(p)+	—	Liz Claiborne Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 23, 2011).
10(q)+	—	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant's Current Report on Form 8-K dated May 26, 2005).
10(q)(i)+	—	Form of Section 162(m) Long Term Performance Plan Selective Performance Award (incorporated herein by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2005).
10(q)(ii)	—	Form of Award for Liz Claiborne, Inc. 2010 Profitability Incentive Awards (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended October 2, 2010).
10(r)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated January 28, 2011).
10(s)+	—	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated October 18, 2006).
10(s)(i)+	—	Amended and Restated Employment Agreement, by and between Registrant and William L. McComb, dated December 24, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 24, 2008).
10(s)(ii)	—	Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(t)+	—	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(t)(i)+	—	Amended and Restated Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 2008).
10(t)(ii)	—	Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(u)	—	Form of Amended and Restated 2011 Special Retention Award Agreement with Andrew Warren, dated June 13, 2011 (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated June 17, 2011).
10(v)	—	Purchase Agreement, dated June 18, 2009, for Registrant's 6.0% Convertible Senior Notes due June 2014, by and among Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers (incorporated herein by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 2009).

Exhibit No.	Description
10(v)(i)	—	Purchase Agreement, dated April 1, 2011, for Registrant's 10.50% Senior Secured Notes due 2019, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated to Registrant's issuance and sale of $205.0 million of Notes (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(v)(ii)	—	Purchase Agreement, dated April 5, 2011, for Registrant's 10.50% Senior Secured Notes due 2019, by and among Registrant, the Guarantors and the Initial Purchasers relating to Registrant's issuance and sale of $15.0 million of additional Notes. (incorporated herein by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(w)	—	Dealer Management Agreement, dated March 8, 2011, for Registrant's 5.0% Notes due 2013, by and among Registrant, Merrill Lynch International and J.P. Morgan Securities Ltd. relating to Registrant's offer to purchase up to €155.0 million of its outstanding €350.00 million 5.0% Notes for cash (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(x)Δ	—	License Agreement, dated as of October 7, 2009, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 2, 2010).
10(y)*	—	Purchase Agreement, dated October 12, 2011, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc.
10(z)	—	Amended and Restated Credit Agreement, dated January 12, 2009, among the Company, Mexx Europe B.V., and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A. and Suntrust Bank, as Syndication Agents, Wachovia Bank, National Association as Documentation Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 14, 2009).
10(z)(i)	—	Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, Mexx Europe B.V., Juicy Couture Europe Limited, and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 6, 2010).

Exhibit No.	Description
10(z)(ii)	—	The First Amendment and Consent to the Second Amended and Restated Credit Agreement and Second Amendment to the US Pledge and Security Agreement, dated as of March 25, 2011, among Registrant, Liz Claiborne Canada, Inc., Mexx Europe B.V. and Juicy Couture Europe Limited, as Borrowers, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(z)(iii)	—	Third Amendment and Consent, dated as of September 21, 2011, to the Second Amendment and Restated Credit Agreement, among Registrant, Mexx Europe B.V., Liz Claiborne Canada Inc., Juicy Couture Europe Limited, the several lenders thereto, JPMorgan Chase bank N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent. (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2011).
10(z)(iv)*	—	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Bank, as Documentation Agents.
21*	—	List of Registrant's Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99*	—	Undertakings.

+
Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*
Filed herewith.

Δ
Certain portions of this exhibit have been omitted in connection with the grant of confidential treatment therefore.

#
A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.
By:	/s/ Andrew Warren	By:	/s/ Elaine H. Goodell
	Andrew Warren,		Elaine H. Goodell,
	Chief Financial Officer (principal financial officer)		Vice President — Corporate Controller and Chief Accounting Officer (principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 29, 2012.

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

        Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management determined that the Company's internal control over financial reporting was effective as of December 31, 2011 based on the criteria in Internal Control — Integrated Framework issued by COSO.

        The Company's internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

        The management of Liz Claiborne, Inc. is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based on management's informed judgments and best estimates.

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

February 29, 2012

/s/ William L. McComb	/s/ Andrew Warren
William L. McComb	Andrew Warren
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Liz Claiborne, Inc.

        We have audited the internal control over financial reporting of Liz Claiborne, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

New York, New York
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Liz Claiborne, Inc.

        We have audited the accompanying consolidated balance sheets of Liz Claiborne, Inc. and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, retained earnings, comprehensive loss and changes in capital accounts, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Liz Claiborne, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York
February 29, 2012

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2011	January 1, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$179,936	$22,714
Accounts receivable — trade, net	119,551	208,081
Inventories, net	193,343	289,439
Deferred income taxes	165	3,916
Other current assets	58,750	87,773

Total current assets	551,745	611,923
Property and Equipment, Net	238,664	375,529
Goodwill and Intangibles, Net	118,873	228,110
Deferred Income Taxes	—	3,217
Other Assets	40,722	38,880

Total Assets	$950,004	$1,257,659

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short-term borrowings	$4,476	$26,951
Convertible Senior Notes	60,270	74,542
Accounts payable	144,060	195,541
Accrued expenses	217,346	268,605
Income taxes payable	805	2,348
Deferred income taxes	16	4,893

Total current liabilities	426,973	572,880
Long-Term Debt	381,569	476,319
Other Non-Current Liabilities	236,696	197,357
Deferred Income Taxes	13,752	32,784
Commitments and Contingencies (Note 8)
Stockholders' Deficit:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	302,330	331,808
Retained earnings	1,246,063	1,417,785
Accumulated other comprehensive loss	(5,924)	(66,302)

	1,718,906	1,859,728
Common stock in treasury, at cost — 75,592,899 and 81,892,589 shares	(1,827,892)	(1,883,898)

Total Liz Claiborne, Inc. stockholders' deficit	(108,986)	(24,170)
Noncontrolling interest	—	2,489

Total stockholders' deficit	(108,986)	(21,681)

Total Liabilities and Stockholders' Deficit	$950,004	$1,257,659

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands, except per common share data
Net Sales	$1,518,721	$1,623,235	$1,928,754
Cost of goods sold	709,330	831,939	1,073,565

Gross Profit	809,391	791,296	855,189
Selling, general & administrative expenses	904,619	849,968	1,006,361
Goodwill impairment	—	—	2,785
Impairment of other intangible assets	1,024	2,594	14,222

Operating Loss	(96,252)	(61,266)	(168,179)
Other income (expense), net	282	26,689	(6,827)
Gain on sales of trademarks, net	286,979	—	—
Gain on extinguishment of debt, net	5,157	—	—
Interest expense, net	(57,188)	(55,741)	(58,930)

Income (Loss) Before (Benefit) Provision for Income Taxes	138,978	(90,318)	(233,936)
(Benefit) provision for income taxes	(5,770)	9,044	(110,013)

Income (Loss) from Continuing Operations	144,748	(99,362)	(123,923)
Discontinued operations, net of income taxes	(316,435)	(152,947)	(182,487)

Net Loss	(171,687)	(252,309)	(306,410)
Net loss attributable to the noncontrolling interest	—	(842)	(681)

Net Loss Attributable to Liz Claiborne, Inc.	$(171,687)	$(251,467)	$(305,729)

Earnings per Share, Basic:
Income (Loss) from Continuing Operations Attributable to Liz Claiborne, Inc.	$1.53	$(1.05)	$(1.31)

Net Loss Attributable to Liz Claiborne, Inc.	$(1.81)	$(2.67)	$(3.26)

Earnings per Share, Diluted:
Income (Loss) from Continuing Operations Attributable to Liz Claiborne, Inc.	$1.28	$(1.05)	$(1.31)

Net Loss Attributable to Liz Claiborne, Inc.	$(1.35)	$(2.67)	$(3.26)

Weighted Average Shares, Basic	94,664	94,243	93,880
Weighted Average Shares, Diluted	120,692	94,243	93,880

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE LOSS AND CHANGES IN CAPITAL ACCOUNTS

	Common Stock					Treasury Shares
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings		Number of Shares	Amount	Noncontrolling Interest	Total
In thousands, except share data
BALANCE, JANUARY 4, 2009	176,437,234	$176,437	$292,144	$1,975,082	$(66,716)	81,316,925	$(1,873,300)	$4,012	$507,659
Net loss	—	—	—	(305,729)	—	—	—	(681)	(306,410)
Other comprehensive loss, net of income taxes:
Translation adjustment	—	—	—	—	28,467	—	—	—	28,467
Translation adjustment on Euro Notes and other instruments, net of income taxes of $10,986	—	—	—	—	(29,593)	—	—	—	(29,593)
Loss on cash flow hedging derivatives, net of income taxes of $(515)	—	—	—	—	(2,417)	—	—	—	(2,417)
Unrealized gain on available-for-sale securities, net of income taxes of $0	—	—	—	—	888	—	—	—	888

Total comprehensive loss									(309,065)
Issuance of Convertible Senior Notes, net	—	—	11,992	—	—	—	—	—	11,992
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	6,478	—	—	171,979	(5,916)	—	562
Amortization — share-based compensation	—	—	8,744	—	—	—	—	—	8,744
Dividend equivalent units vested	—	—	(32)	(37)	—	80	56	—	(13)

BALANCE, JANUARY 2, 2010	176,437,234	176,437	319,326	1,669,316	(69,371)	81,488,984	(1,879,160)	3,331	219,879
Net loss	—	—	—	(251,467)	—	—	—	(842)	(252,309)
Other comprehensive loss, net of income taxes:
Translation adjustment	—	—	—	—	20,894	—	—	—	20,894
Translation adjustment on Euro Notes and other instruments, net of income taxes of $8,034	—	—	—	—	(20,717)	—	—	—	(20,717)
Loss on cash flow hedging derivatives, net of income taxes of $1,342	—	—	—	—	2,947	—	—	—	2,947
Unrealized gain on available-for-sale securities, net of income taxes of $0	—	—	—	—	(55)	—	—	—	(55)

Total comprehensive loss									(249,240)
Exercise of stock options	—	—	(18)	—	—	(5,000)	42	—	24
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	6,414	—	—	408,403	(5,434)	—	980
Amortization — share-based compensation	—	—	6,939	—	—	—	—	—	6,939
Dividend equivalent units vested	—	—	(853)	(64)	—	202	654	—	(263)

BALANCE, JANUARY 1, 2011	176,437,234	176,437	331,808	1,417,785	(66,302)	81,892,589	(1,883,898)	2,489	(21,681)
Net loss	—	—	—	(171,687)	—	—	—	—	(171,687)
Other comprehensive loss, net of income taxes:
Translation adjustment, including Euro Notes and other instruments, net of income taxes of $905	—	—	—	—	(4,279)	—	—	—	(4,279)
Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	—	—	—	—	62,166	—	—	—	62,166
Gain on cash flow hedging derivatives, net of income taxes of $(491)	—	—	—	—	2,617	—	—	—	2,617
Unrealized loss on available-for-sale securities, net of income taxes of $0	—	—	—	—	(126)	—	—	—	(126)

Total comprehensive loss									(111,309)
Exercise of stock options	—	—	(211)	—	—	(61,375)	515	—	304
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	185	—	—	(75,120)	(280)	—	(95)
Amortization — share-based compensation	—	—	5,811	—	—	—	—	—	5,811
Dividend equivalent units vested	—	—	(1,240)	(35)	—	26	950	—	(325)
Exchange of Convertible Senior Notes, net	—	—	(36,512)	—	—	(6,163,221)	54,821	—	18,309
Tendered subsidiary shares for noncontrolling interest	—	—	2,489	—	—	—	—	(2,489)	—

BALANCE, DECEMBER 31, 2011	176,437,234	$176,437	$302,330	$1,246,063	$(5,924)	75,592,899	$(1,827,892)	$—	$(108,986)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands
Cash Flows from Operating Activities:
Net loss	$(171,687)	$(252,309)	$(306,410)
Adjustments to arrive at income (loss) from continuing operations	316,435	152,947	182,487

Income (loss) from continuing operations	144,748	(99,362)	(123,923)
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	85,969	96,152	105,911
Impairment of goodwill and other intangible assets	1,024	2,594	17,007
Loss on asset disposals and impairments, including streamlining initiatives, net	34,238	19,617	34,806
Deferred income taxes	(6,171)	1,954	(8,911)
Share-based compensation	5,756	6,342	7,990
Foreign currency losses (gains), net	3,565	(24,636)	—
Gain on sales of trademarks, net	(286,979)	—	—
Gain on extinguishment of debt, net	(5,157)	—	—
Other, net	(1,563)	(950)	(104)
Changes in assets and liabilities:
Decrease in accounts receivable — trade, net	44,508	18,284	32,962
Decrease (increase) in inventories, net	25,538	(11,609)	118,115
Decrease (increase) in other current and non-current assets	2,840	(1,318)	23,591
Increase (decrease) in accounts payable	8,159	33,919	(55,539)
Increase (decrease) in accrued expenses and other non-current liabilities	60,944	(40,043)	90,036
Increase (decrease) in income taxes payable	1,769	169,771	(972)
Net cash used in operating activities of discontinued operations	(136,216)	(20,074)	(33,679)

Net cash (used in) provided by operating activities	(17,028)	150,641	207,290

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	—	8,257	—
Purchases of property and equipment	(73,653)	(56,737)	(44,273)
Net proceeds from dispositions	309,717	—	—
Payments for purchases of businesses	—	(5,000)	(5,000)
Payments for in-store merchandise shops	(3,459)	(2,992)	(7,185)
Investments in and advances to equity investees	(2,506)	(4,033)	(7,237)
Other, net	435	(683)	596
Net cash provided by (used in) investing activities of discontinued operations	77,419	(26,111)	(22,736)

Net cash provided by (used in) investing activities	307,953	(87,299)	(85,835)

Cash Flows from Financing Activities:
Short-term borrowings, net	—	(1,572)	(193,550)
Proceeds from borrowings under revolving credit agreement	651,507	506,940	—
Repayment of borrowings under revolving credit agreement	(671,907)	(525,427)	—
Proceeds from issuance of Senior Secured Notes	220,094	—	—
Proceeds from issuance of Convertible Senior Notes	—	—	90,000
Repayment of Euro Notes	(309,159)	—	—
Principal payments under capital lease obligations	(4,216)	(5,642)	(4,361)
Proceeds from exercise of stock options	304	24	—
Payment of deferred financing fees	(11,168)	(14,665)	(40,836)
Other, net	(805)	—	—
Net cash (used in) provided by financing activities of discontinued operations	(2,663)	(23,305)	22,946

Net cash used in financing activities	(128,013)	(63,647)	(125,801)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,690)	2,647	(713)
Net Change in Cash and Cash Equivalents	157,222	2,342	(5,059)
Cash and Cash Equivalents at Beginning of Year	22,714	20,372	25,431

Cash and Cash Equivalents at End of Year	$179,936	$22,714	$20,372

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") are engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company's segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company's businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2011, the Company determined that it would disaggregate its former Domestic-Based Direct Brands segment into three reportable segments, JUICY COUTURE, KATE SPADE and LUCKY BRAND. The operations of the Company's former Partnered Brands segment have become the Adelington Design Group & Other segment. The four reportable segments described below represent the Company's brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company's chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considered economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in four reportable segments, as follows:

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the LUCKY BRAND.

  •
  Adelington Design Group & Other segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

        The operations of the Company's AXCESS brand concluded in Fall 2011 and the operations of its former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group & Other segment.

        On November 2, 2011, the Company sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to J.C. Penney Corporation, Inc. ("JCPenney") for $267.5 million. The transaction provided for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK and LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for MONET. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks are licensed back royalty-free to the Company until July 2020. Further, the Company serves as the exclusive supplier of jewelry to JCPenney for the LIZ CLAIBORNE and MONET brands. The transaction also included receipt by the Company of an advance of $20.0 million (refundable to JCPenney under certain circumstances) in exchange for its agreement to develop exclusive brands for JCPenney by Spring 2014.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        On October 31, 2011, the Company completed a transaction (the "MEXX Transaction") with affiliates of The Gores Group, LLC ("Gores"), pursuant to which the Company sold its global MEXX business to a company ("NewCo") in which the Company indirectly holds an 18.75% interest and affiliates of Gores hold an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo. The operating loss associated with the Company's former International-Based Direct Brands segment included allocated corporate expenses that could not be reported as discontinued operations and therefore were reported in the Company's segment results.

        On October 24, 2011, the Company sold its KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC ("Bluestar"). On October 11, 2011, the Company sold its DANA BUCHMAN trademark to Kohl's Corporation ("Kohl's"). The aggregate cash proceeds of these two transactions were $39.8 million. The Company will serve as the exclusive supplier of jewelry to Kohl's for the DANA BUCHMAN brand for two years. The Company also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

        During the second quarter of 2011, the Company initiated actions to exit its 277 MONET concessions in Europe. As of December 31, 2011, the Company completed substantially all of the planned closures.

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

        In January 2010, the Company entered into an agreement with Laura's Shoppe (Canada) Ltd. and Laura's Shoppe (P.V.) Inc. (collectively, "Laura Canada"), which included the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment to Laura Canada in exchange for a net fee of approximately $7.9 million.

        The activities of the Company's global MEXX business, its KENSIE and MAC & JAC brand, its former LIZ CLAIBORNE Canada stores, closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. Certain amounts have been reclassified to conform to the current year presentation. The Company continues activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

        Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 2 — Discontinued Operations.

        On June 8, 1999, the Company acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. ("Lucky Brand"), whose core business consists of the Lucky Brand Dungarees line of women and men's denim-based sportswear. The total purchase price consisted of aggregate cash payments of $126.2 million and additional payments made from 2005 to 2010 totaling $70.0 million for 12.7% of the remaining equity of Lucky Brand. The aggregate purchase price for the remaining 2.3% of the original shares consisted of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand's 2007 earnings and (ii) a 2011 payment based on a multiple of Lucky Brand's 2010 earnings,

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net of the 2008 payment. Based on Lucky Brand's 2010 earnings, no final payment was required, and LUCKY BRAND became a wholly-owned subsidiary in January 2011.

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

        Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, intangible assets, accrued expenses and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

  Revenue Recognition

        The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company's wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. Licensing revenues, which amounted to $80.7 million, $61.2 million and $50.4 million during 2011, 2010 and 2009, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

  Income Taxes

        Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. The Company also assesses the

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

likelihood of the realization of deferred tax assets and adjusts the carrying amount of these deferred tax assets by a valuation allowance to the extent the Company believes it more likely than not that all or a portion of the deferred tax assets will not be realized. Many factors are considered when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in the Company's effective tax rate in future periods for various reasons including changes in tax laws or rates, changes in forecasted amounts and mix of pretax income (loss), settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is the Company's policy to recognize the impact of an uncertain income tax position on its income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50.0% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

  Accounts Receivable — Trade, Net

        In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of the Company's customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with the Company's customers as well as historical deduction trends, net of expected recoveries, and the evaluation of current market conditions. The Company's historical estimates of these costs have not differed materially from actual results.

  Inventories, Net

        Inventories for seasonal, replenishment and on-going merchandise are recorded at the lower of actual average cost or market value. The Company continually evaluates the composition of its inventories by assessing slow-turning, ongoing product as well as prior seasons' fashion product. Market value of distressed inventory is estimated based on historical sales trends for this category of inventory of the Company's individual product lines, the impact of market trends and economic conditions and the value of current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs and its provisions have not differed materially from actual results.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In the first quarter of 2009, the Company entered into a ten-year, buying/sourcing agency agreement with Li & Fung Limited ("Li & Fung") (see Note 8 — Commitments and Contingencies). Pursuant to the agreement, the Company received a payment of $75.0 million at closing, which was recorded within Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheets. Under the terms of the buying/sourcing agency agreement, the Company is subject to minimum purchase requirements based on the value of inventory purchased each year under the agreement. The 2009 licensing agreements with JCPenney and QVC, Inc. ("QVC") (see Note 16 — Additional Financial Information) resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing agreement. As a result, the Company refunded $24.3 million of the closing payment received from Li & Fung during the second quarter of 2010. The Company will reclassify up to $5.0 million per contract year of the $50.7 million net payment as a reduction of inventory cost as inventory is purchased using the buying/sourcing agent, up to the minimum requirement for the initial term of the agreement and subsequently reflect a reduction of Cost of goods sold as the inventory is sold.

  Intangibles, Net

        Intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company's annual impairment test is performed as of the first day of the third fiscal quarter.

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

        The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statement of Operations.

        Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.

        The Company classifies gains and losses on the sales of trademarks as Other income (expense), net.

        As a result of the impairment analysis performed in connection with the Company's purchased trademarks with indefinite lives, no impairment charges were recorded during 2011, 2010 or 2009.

        During 2011, the Company recorded non-cash impairment charges of $1.0 million primarily within its Adelington Design Group & Other segment principally related to merchandising rights of its MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        During 2010, the Company recorded non-cash impairment charges of $2.6 million primarily within its Adelington Design Group & Other segment principally related to merchandising rights of its LIZ CLAIBORNE and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

        Also, as a result of the decline in actual and projected performance and cash flows of the former licensed DKNY® Jeans and DKNY® Active brands during 2009, the Company determined the carrying value of the related licensed trademark intangible asset exceeded its estimated fair value and recorded a non-cash impairment charge of $9.5 million. In addition, as a result of the Company's entering into the 2009 license agreements with JCPenney and QVC (see Note 16 — Additional Financial Information), the Company performed an impairment analysis of its LIZ CLAIBORNE merchandising rights. The decreased use of such intangible assets resulted in the recognition of a non-cash impairment charge of $4.5 million to reduce the carrying value of the merchandising rights to their estimated fair value.

  Accrued Expenses

        Accrued expenses for employee insurance, workers' compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

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

        The following fair value hierarchy is used in selecting inputs for those instruments measured at fair value that distinguishes between assumptions based on market data (observable) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels.

  Level 1 — Quoted market prices in active markets for identical assets or liabilities;

  Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable; and

  Level 3 — Unobservable inputs developed using estimates and assumptions developed by the
                     Company, which reflect those that a market participant would use.

        Fair value measurement for the Company's assets assumes the highest and best use (the use that generates the highest returns individually or as a group) for the asset by market participants, considering

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the use of the asset that is physically possible, legally permissible, and financially feasible at the measurement date. This applies even if the intended use of the asset by the Company is different.

        Fair value measurement for the Company's liabilities assumes that the liability is transferred to a market participant at the measurement date and that the nonperformance risk relating to the liability is the same before and after the transaction. Nonperformance risk refers to the risk that the obligation will not be fulfilled and includes the Company's own credit risk.

        The Company has chosen not to elect the fair value measurement option for any instruments not required to be measured at fair value on a recurring basis.

  Cash and Cash Equivalents

        All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

  Property and Equipment, Net

        Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful lives of the assets. Improvements are capitalized and depreciated in accordance with the Company's policies; costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded on the straight-line method over the shorter of the estimated useful life of the asset or the initial lease term. The Company recognizes a liability for the fair value of an asset retirement obligation ("ARO") if the fair value can be reasonably estimated. The Company's ARO's are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore a facility to a condition specified in the lease agreement. Amortization of ARO's is recorded on a straight-line basis over the lease term.

        The Company capitalizes the costs of software developed or obtained for internal use. Capitalization of software developed or obtained for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis over five years, when such software is substantially ready for use.

        The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from such assets, on an undiscounted basis. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of the impaired assets is reduced to fair value through a charge to the Company's Consolidated Statement of Operations.

        The Company recorded pretax charges of $26.5 million in 2011, $10.5 million in 2010 and $28.1 million in 2009 to reduce the carrying values of certain property and equipment to their estimated fair values (see Note 10 — Fair Value Measurements).

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Operating Leases

        The Company leases office space, retail stores and distribution facilities. Many of these operating leases provide for tenant improvement allowances, rent increases and/or contingent rent provisions. Rental expense is recognized on a straight-line basis commencing with the possession date of the property, which is typically the earlier of the lease commencement date or the date when the Company takes possession of the property. Certain store leases include contingent rents that are based on a percentage of retail sales over stated thresholds. Tenant allowances are amortized on a straight-line basis over the life of the lease as a reduction of rent expense and are included in Selling, general & administrative expenses ("SG&A").

        The Company leases retail stores under leases with terms that are typically five or ten years. The Company amortizes rental abatements, construction allowances and other rental concessions classified as deferred rent on a straight-line basis over the initial term of the lease. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company's option or an automatic renewal; (ii) there is no minimum sales requirement that could impair the Company's ability to renew; (iii) failure to renew would subject the Company to a substantial penalty; and (iv) there is an established history of renewals in the format or location.

  Derivative Instruments

        The Company's derivative instruments are recorded in the Consolidated Balance Sheets as either an asset or liability and measured at their fair value. The changes in a derivative's fair value are recognized either currently in earnings or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. The Company tests each derivative for effectiveness at inception of each hedge and at the end of each reporting period.

        From time to time the Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could impact the Company's results of operations.

        Prior to the sale of the global MEXX business, the Company hedged its net investment position in certain euro-denominated functional currency subsidiaries by borrowing directly in foreign currency and designating a portion of foreign currency debt as a hedge of net investments. The foreign currency transaction gain or loss recognized for the effective portion of a foreign currency denominated debt instrument that was designated as the hedging instrument in a net investment hedge was recorded as a translation adjustment. The Company has at times used derivative instruments to hedge the changes in the fair value of debt due to interest rates, with the change in fair value recognized currently in Interest expense, net, together with the change in fair value of the hedged item attributable to interest rates.

        Occasionally, the Company purchases short-term foreign currency contracts to neutralize quarter-end balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses recognized as a component of SG&A or Other income (expense), net in current period earnings (see Note 11 — Derivative Instruments).

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Foreign Currency Translation

        Assets and liabilities of non-US subsidiaries are translated at period-end exchange rates. Revenues and expenses for each month are translated using that month's average exchange rate and then are combined for the period totals. Resulting translation adjustments are included in Accumulated other comprehensive loss. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of Stockholders' deficit.

  Foreign Currency Transactions

        Outstanding balances in foreign currencies are translated at the end of period exchange rates. The resulting exchange differences are recorded in the Consolidated Statements of Operations or Accumulated other comprehensive loss, as appropriate.

  Cost of Goods Sold

        Cost of goods sold for wholesale operations includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight-in, import costs, third party inspection activities, buying/sourcing agent commissions and provisions for shrinkage. For retail operations, in-bound freight from the Company's warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A and, as such, the Company's gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.

  Advertising, Promotion and Marketing

        All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales. The Company incurred expenses of $49.3 million, $53.4 million and $57.9 million for advertising, marketing & promotion for all brands in 2011, 2010 and 2009, respectively.

  Shipping and Handling Costs

        Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2011, 2010 and 2009, shipping and handling costs were $38.8 million, $46.3 million and $69.3 million, respectively.

  Investments in Unconsolidated Subsidiaries

        The Company uses the equity method of accounting for its investments in and its proportionate share in earnings of affiliates that it does not control, but over which it exerts significant influence (see Note 19 — Related Party Transactions). The Company considers whether the fair value of its equity method investments has declined below carrying value whenever adverse events or changes in circumstances indicate the recorded value may not be recoverable.

        The Company uses the cost method of accounting for its investment in an affiliate that it does not control and over which the Company does not exert significant influence (see Note 19 — Related Party

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions). The Company evaluates such investment for other-than-temporary impairment due to changes in circumstances and if such changes are likely to have a significant adverse effect which may indicate an impairment of the investment. If an impairment indicator is present, the Company estimates the fair value of the cost method investment to determine whether the investment is actually impaired. If the investment is impaired, the Company determines whether the impairment is considered other-than-temporary.

  Cash Dividends and Common Stock Repurchases

        On December 16, 2008, the Board of Directors announced the suspension of the Company's quarterly cash dividend indefinitely.

        The Company's amended and restated revolving credit agreement currently restricts its ability to pay dividends and repurchase stock (see Note 9 — Debt and Lines of Credit).

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31. The 2011, 2010 and 2009 fiscal years, which ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively, reflected 52-week periods.

  Subsequent Events

        The Company's policy is to evaluate all events or transactions that occur from the balance sheet date through the date of the issuance of its financial statements. The Company has evaluated events or transactions that occurred from the balance sheet date through the date the Company issued these financial statements (see Note 23 — Subsequent Events).

  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        On December 31, 2011, the Company adopted new accounting guidance on multi-employer defined benefit pension plans, which required additional disclosures about an employer's participation in a multi-employer pension plan. The additional disclosures required by the employer are: (i) detailed information for significant multi-employer plans in which the employer participates; (ii) level of participation, including contributions to significant plans in excess of five percent of total contributions made by all contributing employers; (iii) the financial health and funded status of the plan as well as whether the plan has imposed surcharges on contributions to the plan; and (iv) the nature of the employer's commitments to the plan and details of collective-bargaining agreements. The adoption of the new accounting guidance did not affect the Company's financial position, results of operations or cash flows (see Note 8 — Commitments and Contingencies).

NOTE 2:  DISCONTINUED OPERATIONS

        The Company has completed various disposal transactions including: (i) the assignment of 38 LIZ CLAIBORNE Canada store leases and transfer of title to certain property and equipment in 2010; (ii) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (iii) the completion of the exit of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (iv) the closure of MONET concessions in Europe; (v) the sale of an 81.25% interest in the global MEXX business; and (vi) the sale of KENSIE, KENSIE GIRL and MAC & JAC trademarks.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company recorded pretax charges of $236.1 million, $30.9 million and $5.4 million ($222.2 million, $27.5 million and $4.9 million, after tax) in 2011, 2010 and 2009, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

        Summarized results of discontinued operations are as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands
Net sales	$692,258	$952,415	$1,083,698

Loss before provision (benefit) for income taxes	$(90,772)	$(127,245)	$(176,701)
Provision (benefit) for income taxes	3,417	(1,786)	887

Loss from discontinued operations, net of income taxes	$(94,189)	$(125,459)	$(177,588)

Loss on disposal of discontinued operations, net of income taxes	$(222,246)	$(27,488)	$(4,899)

        For the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company recorded charges of $40.7 million, $31.1 million and $50.7 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

NOTE 3:  INVENTORIES, NET

        Inventories, net consisted of the following:

	December 31, 2011	January 1, 2011
In thousands
Raw materials and work in process	$230	$2,434
Finished goods	193,113	287,005

Total(a)	$193,343	$289,439

(a)
The decrease in the balance compared to January 1, 2011, primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 — Basis of Presentation and Significant Accounting Policies).

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4:  PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consisted of the following:

	December 31, 2011	January 1, 2011
In thousands
Land and buildings(a)	$72,009	$67,207
Machinery and equipment(b)	233,540	316,569
Furniture and fixtures(b)	127,913	261,709
Leasehold improvements(b)	249,734	488,663

	683,196	1,134,148
Less: Accumulated depreciation and amortization(b)	444,532	758,619

Total property and equipment, net	$238,664	$375,529

(a)
The increase in the balance compared to January 1, 2011 primarily reflected the purchase of the underlying assets of the Ohio distribution center in the second quarter of 2011 under the terms of the previously existing synthetic lease agreement, partially offset by the sale of an 81.25% interest in the global MEXX business (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(b)
The decrease in the balance compared to January 1, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 — Basis of Presentation and Significant Accounting Policies and Note 2 — Discontinued Operations).

        Depreciation and amortization expense on property and equipment for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, was $66.0 million, $65.6 million and $71.6 million, respectively, which included depreciation for property and equipment under capital leases of $3.8 million, $4.8 million and $4.8 million, respectively. Machinery and equipment under capital leases was $22.6 million and $30.4 million as of December 31, 2011 and January 1, 2011, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  GOODWILL AND INTANGIBLES, NET

        The following tables disclose the carrying value of all the intangible assets:

	Weighted Average Amortization Period	December 31, 2011	January 1, 2011
In thousands
Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,479
Customer relationships(a)	13 years	9,478	12,319
Merchandising rights(b)	4 years	17,742	29,048
Other	4 years	2,322	2,322

Subtotal	7 years	31,021	45,168

Accumulated amortization:
Owned trademarks		(1,112)	(753)
Customer relationships		(5,426)	(4,453)
Merchandising rights		(12,837)	(21,744)
Other		(1,792)	(1,643)

Subtotal		(21,167)	(28,593)

Net:
Owned trademarks		367	726
Customer relationships		4,052	7,866
Merchandising rights		4,905	7,304
Other		530	679

Total amortized intangible assets, net		9,854	16,575

Unamortized intangible assets:
Owned trademarks(c)		107,500	210,127

Total intangible assets		117,354	226,702
Goodwill		1,519	1,408

Total goodwill and intangibles, net		$118,873	$228,110

(a)
The decrease in the balance compared to January 1, 2011 primarily reflected the sale of the customer relationships associated with the Company's former KENSIE and MAC & JAC brands.

(b)
The decrease in the balance compared to January 1, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business and included non-cash impairment charges of $1.0 million primarily within the Company's Adelington Design Group & Other segment related to the merchandising rights of its former MONET and former licensed DKNY ® Jeans brands (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(c)
The decrease in the balance compared to January 1, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business, the sale of the MONET trademark rights in the US and Puerto Rico and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks (see Note 1 — Basis of Presentation and Significant Accounting Policies).

        Amortization expense of intangible assets was $4.4 million, $5.6 million and $14.7 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The estimated amortization expense of intangible assets for the next five years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2012	$2.9
2013	2.0
2014	1.6
2015	0.9
2016	0.5

        The changes in carrying amount of goodwill for the years ended December 31, 2011 and January 1, 2011 were as follows:

Adelington Design Group & Other
In thousands
Balance as of January 2, 2010	$—
Additional purchase price — Mac & Jac	1,408

Balance as of January 1, 2011	1,408
Additional purchase price — Mac & Jac	179
Translation adjustment	(68)

Balance as of December 31, 2011	$1,519

        In the second quarter of 2011, the Company paid $1.6 million of additional purchase price related to its contingent earn-out obligation to the former owners of MAC & JAC.

        During 2009, the Company recorded a pretax goodwill impairment charge of $2.8 million associated with contingent consideration for its acquisition of MAC & JAC.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  ACCRUED EXPENSES

        Accrued expenses consisted of the following:

	December 31, 2011	January 1, 2011
In thousands
Streamlining initiatives	$43,087	$30,838
Lease obligations	35,065	43,510
Payroll, bonuses and other employment related obligations	28,221	30,370
Taxes, other than taxes on income	19,753	21,692
Employee benefits	11,314	25,243
Deferred income(a)	10,949	14,280
Insurance related	10,011	9,290
Interest	9,238	12,881
Advertising	7,731	12,605
Fair value of derivatives	—	3,463
Acquisition related obligations	—	1,408
Other	41,977	63,025

Total(b)	$217,346	$268,605

(a)
The long-term portion of deferred income of $74.5 million on December 31, 2011 is included within Other non-current liabilities on the accompanying Consolidated Balance Sheet.

(b)
The decrease in the balance compared to January 1, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 — Basis of Presentation and Significant Accounting Policies).

NOTE 7:  INCOME TAXES

        Income (loss) before (benefit) provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands
United States	$139,319	$(82,993)	$(240,015)
International	(341)	(7,325)	6,079

Total	$138,978	$(90,318)	$(233,936)

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The (benefit) provision for income taxes was as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands
Current:
Federal	$1,981	$4,687	$(106,978)
Foreign	1,497	873	862
State and local	(3,077)	(346)	5,014

Total Current	401	5,214	(101,102)
Deferred:
Federal	(4,107)	2,881	(6,442)
Foreign	(1,634)	172	(200)
State and local	(430)	777	(2,269)

Total Deferred	(6,171)	3,830	(8,911)

	$(5,770)	$9,044	$(110,013)

        Liz Claiborne, Inc. and its US subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

        The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Federal tax provision (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
State and local income taxes, net of federal benefit	(2.4)	0.5	1.2
Impairments of intangible and other assets	(42.2)	—	(16.5)
Sales of interest in subsidiaries and other assets	(49.9)	—	—
Increase in valuation allowance	52.1	39.7	(3.1)
Tax on unrecognized tax benefits	1.4	2.2	3.9
Rate differential on foreign income	1.0	4.0	(0.6)
Other, net	0.8	(1.4)	3.1

	(4.2)%	10.0%	(47.0)%

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The components of net deferred taxes arising from temporary differences as of December 31, 2011 and January 1, 2011 were as follows:

	December 31, 2011	January 1, 2011
In thousands
Deferred tax assets:
Inventory valuation	$4,313	$7,177
Streamlining initiatives	15,961	7,968
Deferred compensation	2,274	2,463
Nondeductible accruals	73,155	69,476
Share-based compensation	15,603	16,654
Net operating loss carryforward	222,239	273,051
Tax credit carryforward	27,940	27,940
Goodwill	54,519	64,450
Consolidated partnerships	5,250	7,436
Noncontrolling interest	73,863	—
Other	22,459	19,428

Total deferred tax assets	517,576	496,043

Deferred tax liabilities:
Unrealized gains	(297)	(2,205)
Trademarks and other intangibles	(15,394)	(39,884)
Property and equipment	(20,743)	(31,643)

Total deferred tax liabilities	(36,434)	(73,732)

Less: Valuation allowance	(494,745)	(452,855)

Net deferred tax liability	$(13,603)	$(30,544)

        As of December 31, 2011, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $454.5 million (federal tax effected amount of $159.0) and $27.9 million, respectively, for federal income tax purposes that will reduce future federal taxable income. The net operating loss and foreign tax credit carryforwards for federal income tax purposes will expire in 2031 and 2019, respectively.

        As of December 31, 2011, the Company and certain of its domestic subsidiaries recorded a $57.5 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that will reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2012.

        As of December 31, 2011, certain of the Company's foreign subsidiaries recorded a $5.7 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that will reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2014.

        As of December 31, 2011, the Company had total deferred tax assets related to net operating loss carryforwards of $222.2 million, of which $159.0 million, $57.5 million and $5.7 million were attributable to federal, domestic state and local, and foreign subsidiaries, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of December 31, 2011, the Company and its subsidiaries recorded valuation allowances in the amount of $494.7 million against its net operating loss and other deferred tax assets due to the combination of its history of pretax losses and the Company's ability to carry forward or carry back tax losses or credits. This represents a total increase in the valuation allowance of $41.9 million compared to the balance at January 1, 2011.

        The Company has not provided for deferred taxes on the outside basis difference in its investments in foreign subsidiaries that are essentially permanent in duration. As of December 31, 2011, there were no unremitted earnings. It is not practicable to determine the amount of income taxes that would be payable in the event such outside basis differences reverse or unremitted earnings are repatriated.

        Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands
Balance as of January 1, 2011	$107,932	$83,574	$20,149
Increases from prior period positions	565	22,835	10,865
Decreases from prior period positions	(5,458)	(979)	(111)
Increases from current period positions	973	3,212	53,209
Decreases relating to settlements with taxing authorities	—	(30)	(538)
Reduction due to the lapse of the applicable statute of limitations	(30)	(680)	—

Balance as of December 31, 2011(a)	$103,982	$107,932	$83,574

(a)
As of December 31, 2011 and January 1, 2011, liabilities associated with the amounts are included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheets.

        The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended December 31, 2011, the Company increased its accrual for interest by $1.2 million and decreased its accrual for penalties $0.1 million, respectively. For the year ended January 1, 2011, the Company increased its accruals for interest and penalties by $2.3 million and $1.5 million, respectively. For the year ended January 2, 2010, the Company did not materially change its accrual for interest and penalties. At December 31, 2011 and January 1, 2011, the accrual for interest and penalties was $6.6 million and $5.4 million and $2.4 million and $2.5 million, respectively.

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $103.9 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between $3.5 million and $5.4 million within the next 12 months due to either settlement or the expiration of the statute of limitations.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US and the Netherlands. The Company is no longer subject to US Federal examination by the Internal Revenue Service ("IRS") for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2005. As a result of the US Federal tax law change extending the carryback period from two to five years and the Company's carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005. The Company is no longer subject to income tax examination by the Dutch tax authorities for years before 2005.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various non-cancelable operating lease agreements, which expire through 2024. Rental expense for 2011, 2010 and 2009 was $128.2 million, $127.4 million and $136.9 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.

        At December 31, 2011, minimum aggregate rental commitments under non-cancelable operating and capital leases were as follows:

								Long-Term
Fiscal Year	2012	2013	2014	2015	2016	Thereafter	Total	Interest	Principal
In millions
Operating Leases	$101.7	$93.6	$89.0	$83.2	$72.6	$185.1	$625.2	$—	$—
Capital Leases	4.9	4.5	—	—	—	—	9.4	0.1	4.4

        Certain rental commitments have renewal options extending through the fiscal year 2024. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $28.1 million.

        In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores (see Note 2 — Discontinued Operations), an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 139 such leases. As of December 31, 2011, the future aggregate payments under these leases amounted to $226.4 million and extended to various dates through 2025.

  Buying/Sourcing

        During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as the Company's buying/sourcing agent for all of the Company's brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company's agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. The Company is currently in discussions with Li & Fung regarding a potential refund in connection with the Company's sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks and the early termination of the Company's former DKNY® Jeans and DKNY® Active license. The Company does not believe any such amount will be material in the aggregate. In addition, the Company's agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

  Other

        No single customer accounted for a significant portion of net sales in 2011. The Company does not believe that any concentration of credit risk represents a material risk of loss with respect to its financial position as of December 31, 2011.

        On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a "synthetic lease") to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities in Ohio and Rhode Island totaling $32.8 million. This synthetic lease arrangement expired on May 31, 2011. The lease included guarantees by the Company for a substantial portion of the financing and options to purchase the facilities at original cost; the maximum guarantee was approximately $27.0 million. The lessor's risk included an initial capital investment in excess of 10.0% of the total value of the lease, which was at risk during the entire term of the lease. The equipment portion of the original synthetic lease was sold to another financial institution and leased back to the Company through a seven-year capital lease totaling $30.6 million.

        The Company closed its Rhode Island distribution facility in May 2010. In June 2010, the Company paid $4.8 million and received $2.8 million of proceeds, each in connection with its former Rhode Island distribution center, which was financed under the synthetic lease. Pursuant to the terms of the synthetic lease, the Company purchased the Ohio distribution center for $28.2 million in the second quarter of 2011. The Company previously recognized its guarantee obligation of $5.2 million under the terms of the synthetic lease for the Ohio distribution center.

        In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which will result in the termination of all or a significant portion of its union employees (see Note 12 — Streamlining Initiatives). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the "Fund"), which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A in the accompanying Consolidated Statement of Operations related to its estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and the Company previously estimated that it would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2012. In February 2012, the Company was notified by the Fund that the Fund calculated the total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million are to be made commencing

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on March 1, 2012, and continuing for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund's notice, the Company recorded an additional charge to SG&A in 2011.

        In June 2011, the Company entered into an agreement with Globalluxe Kate Spade HK Limited ("Globalluxe") to, among other things, reacquire the existing KATE SPADE businesses in Southeast Asia from Globalluxe (see Note 19 — Related Party Transactions).

        At December 31, 2011, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling $109.4 million.

        The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows (see Note 21 — Legal Proceedings).

NOTE 9:  DEBT AND LINES OF CREDIT

        Long-term debt consisted of the following:

	December 31, 2011	January 1, 2011
In thousands
5.0% Euro Notes, due July 2013(a)	$157,139	$467,498
6.0% Convertible Senior Notes, due June 2014(b)	60,270	74,542
10.5% Senior Secured Notes, due April 2019(c)	220,085	—
Revolving credit facility	—	22,735
Capital lease obligations	8,821	13,037

Total debt	446,315	577,812
Less: Short-term borrowings(d)	4,476	26,951
Convertible Senior Notes(e)	60,270	74,542

Long-term debt	$381,569	$476,319

(a)
The change in the balance of these euro-denominated notes reflected the repurchase of 228.5 million euro of the Company's Euro Notes in 2011 and the impact of changes in foreign currency exchange rates.

(b)
The balance at December 31, 2011 and January 1, 2011 represented principal of $69.2 million and $90.0 million, respectively, and an unamortized debt discount of $8.9 million and $15.5 million, respectively.

(c)
The balance at December 31, 2011 reflected the issuance of the Senior Notes on April 7, 2011.

(d)
At December 31, 2011, the balance consisted of obligations under capital leases and at January 1, 2011, the balance consisted primarily of outstanding borrowings under the Company's amended and restated revolving credit facility and obligations under capital leases.

(e)
The Convertible Notes were reflected as a current liability since they were convertible at December 31, 2011 and January 1, 2011.

  Euro Notes

        On July 6, 2006, the Company completed the issuance of the 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the "Euro Notes") due July 8, 2013. The net proceeds of the offering were used to refinance the Company's then outstanding 350.0 million euro 6.625% Notes due August 7, 2006, which were originally issued on August 7, 2001. The Euro Notes

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are listed on the Luxembourg Stock Exchange and bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. A portion of the Euro Notes was designated as a hedge of the Company's net investment in certain of the Company's euro-denominated functional currency subsidiaries (see Note 11 — Derivative Instruments).

        On April 8, 2011, the Company completed a tender offer (the "Tender Offer"), whereby it repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. The Company recognized a $6.5 million pretax gain on the extinguishment of debt in the second quarter of 2011.

        On December 15, 2011, the Company repurchased 100.0 million euro aggregate principal amount of the Euro Notes for total consideration of 100.5 million euro, plus accrued interest. The Company recognized a $0.8 million pretax loss on the extinguishment of debt in the fourth quarter of 2011.

  Convertible Notes

        On June 24, 2009, the Company issued $90.0 million Convertible Notes (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility.

        The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company's common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. On May 19, 2011, the Company obtained stockholder approval under the rules of the New York Stock Exchange for the issuance of the full amount of common stock issuable upon conversion of the Convertible Notes. As a result of the approval, if the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $4.2912 (which is 120% of the applicable conversion price) on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As a result of stock price performance, the Convertible Notes were convertible during the fourth quarter of 2011 and are convertible during the first quarter of 2012.

        The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company's effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semi-annual interest payment and non-cash amortization of the debt discount was $9.2 million, $8.8 million and $4.6 million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

        On December 21, 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of the Company's common stock. The Company paid accrued interest on the holder's Convertible Notes through the settlement date in cash. The Company allocated $18.3 million of the consideration to the liability component and $5.2 million to the equity component. The Company recognized a $0.5 million pretax loss on the extinguishment of debt in the fourth quarter of 2011.

  Senior Notes

        On April 7, 2011, the Company completed an offering of $220.0 million 10.5% Senior Secured Notes (the "Senior Notes"). The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. The Company used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. The Senior Notes are guaranteed on a senior secured basis by certain of the Company's current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company's trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Company's amended and restated revolving credit facility.

        The indenture governing the Senior Notes contains provisions that may require the Company to offer to repurchase the Senior Notes at 101% of their aggregate principal amount upon certain defined "Change of Control" events. In addition, the indenture may require that the proceeds from sales of the Company's assets (subject to various exceptions and the ability of the Company to apply the proceeds to repay indebtedness or reinvest in its business) be used to offer to repurchase the Senior Notes at 100% of their aggregate principal amount. The indenture also contains other standard high-yield debt covenants, which limit the Company's ability to incur additional indebtedness, incur additional liens, make asset sales, make dividend payments and investments, make payments and other transfers between itself and its subsidiaries, enter into affiliate transactions and merge or consolidate with other entities.

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

  Amended and Restated Revolving Credit Facility

        In May 2010, the Company completed a second amendment to and restatement of its revolving credit facility (as amended, the "Amended Agreement"). Availability under the Company's second amended and restated revolving credit facility is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of the Company's eligible accounts receivable and inventory. A portion of the funds available under the Amended Agreement not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million. The amended and restated revolving credit facility is secured by a first priority lien on substantially all of the Company's assets and includes a $200.0 million multi-currency revolving credit line and a $150.0 million US Dollar credit line. The Amended Agreement allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternate base rate, as defined in the Amended Agreement, with a spread based on the aggregate availability under the Amended Agreement.

        The Amended Agreement restricts the Company's ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Agreement (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Agreement when availability under the Amended Agreement falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provides for the inclusion of an intangible asset value of $30.0 million in the borrowing base which declines in value over two years; (v) permitted the incurrence of liens and sale of assets in connection with the grant and exercise of the purchase option under the 2009 license agreement with JCPenney; and (vi) permitted the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.

        The funds available under the Amended Agreement may be used to refinance or repurchase certain existing debt, provide for working capital and for general corporate purposes and back both trade and standby letters of credit. The Amended Agreement contains customary events of default clauses and cross-default provisions with respect to the Company's other outstanding indebtedness, including the Euro Notes, the Convertible Notes and Senior Notes. The Amended Agreement will expire in August 2014, provided that in the event that the remaining Euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that the Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

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

        In September 2011, the Company entered into a third amendment to the Amended Agreement. Pursuant to the third amendment, the required lenders consented to the consummation of the MEXX Transaction. In addition, the third amendment provided for the repayment of all outstanding obligations under the $40.0 million Canadian Sublimit (as defined in the Amended Agreement) and the $100.0 million European Sublimit (as defined in the Amended Agreement) and elimination of the European Sublimit on the closing date of the MEXX Transaction. The overall borrowing limit, the Canadian Sublimit and the borrowing base calculations remained otherwise unchanged. Any remaining net proceeds from the MEXX Transaction were used to temporarily repay other outstanding amounts under the amended and restated revolving credit facility.

        In November 2011, the Company entered into a fourth amendment to the Amended Agreement. The fourth amendment, among other things, permitted the sale of certain of the Company's trademarks pursuant to their respective purchase agreements, and allowed the net proceeds of such sales to be used to prepay or repurchase the Company's existing Euro Notes, Convertible Notes or Senior Notes, subject to certain tests and conditions.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company currently believes that the financial institutions under the Amended Agreement are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company's lenders at the time of borrowing.

        As of December 31, 2011, availability under the Company's amended and restated revolving credit facility was as follows:

	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued(b)	Available Capacity	Excess Capacity(c)
In thousands
Revolving credit facility(a)	$350,000	$393,827	$—	$33,909	$316,091	$271,091

(a)
Availability under the Amended Agreement is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)
Included $8.0 million of outstanding MEXX letters of credit that were cash collateralized as of the MEXX closing on October 31, 2011.

(c)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Agreement of $45.0 million.

  Capital Lease

        On November 21, 2006, the Company entered into a seven year capital lease with a financial institution totaling $30.6 million. The purpose of the lease was to finance the equipment associated with its distribution facilities in Ohio and Rhode Island, which had been previously financed through the Company's 2001 synthetic lease, which matured in 2006 (see Note 8 — Commitments and Contingencies). On June 15, 2010, the Company prepaid $1.5 million principal of the capital lease due to the closure of its former distribution center in Rhode Island.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

Level 2
January 1, 2011
In thousands
Financial Assets:
Derivatives	$—
Financial Liabilities:
Derivatives	$(3,463)

        The fair values of the Company's Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company's derivative instruments included volatilities, discount rates and estimated credit losses.

        The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
					Total Losses — Year Ended December 31, 2011
	Net Carrying Value as of December 31, 2011
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$21,240	$—	$—	$21,240	$26,480
Intangible assets	—	—	—	—	1,024

        As a result of the decisions to close the Company's Ohio distribution center and exit certain JUICY COUTURE and LUCKY BRAND retail locations, as well as a decline in respective future anticipated cash flows of certain retail locations of JUICY COUTURE and LUCKY BRAND, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

        During 2011, the Company recorded a pretax charge of $222.2 million in Discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations to reduce the net carrying value primarily of the MEXX, MAC & JAC and Adelington Design Group & Other assets and liabilities to fair value, less costs to dispose.

        The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2010, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of January 1, 2011				Total Losses — Year Ended January 1, 2011
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$4,600	$—	$—	$4,600	$10,508
Intangible assets	—	—	—	—	2,594
Assets held for sale	—	—	—	—	8,018

        As a result of the decisions to exit the LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico and certain LUCKY BRAND retail locations, cease use of certain corporate assets and

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

close a distribution center in 2010, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

        In the second quarter of 2010, the Company recorded non-cash pretax impairment charges of $2.6 million primarily within the Adelington Design Group & Other segment principally related to merchandising rights of the LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

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

        The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2009, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of January 2, 2010				Total Losses — Year Ended January 2, 2010
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$3,690	$—	$—	$3,690	$28,085
Intangible assets	—	—	—	—	14,222
Assets held for sale	15,070	—	—	15,070	2,472

        As a result of the decision to exit certain operational retail formats, an impairment analysis was performed on the associated property and equipment. The Company determined that the carrying value of a portion of such assets exceeded their fair value. The impairments resulted from a decline in respective future anticipated cash flows of certain retail locations of: (i) KATE SPADE; (ii) LUCKY BRAND; (iii) Adelington Design Group & Other; and (iv) JUICY COUTURE, as well as certain corporate software and the Company's Santa Fe Springs, California and Lincoln, Rhode Island distribution centers.

        The fair values of the Company's Level 3 Property and equipment, Intangible assets and Assets held for sale are based on either a market approach or an income approach using the Company's forecasted cash flows over the estimated useful lives of such assets, as appropriate.

        The fair values and carrying values of the Company's debt instruments are detailed as follows:

	December 31, 2011		January 1, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
In thousands
5.0% Euro Notes, due July 2013(a)	$145,491	$157,139	$397,177	$467,498
6.0% Convertible Senior Notes, due June 2014(a)	174,397	60,270	197,306	74,542
10.5% Senior Secured Notes due April 2019(a)	234,850	220,085	—	—
Revolving credit facility(b)	—	—	22,735	22,735

(a)
Carrying values include unamortized debt discount or premium.

(b)
Borrowings under the revolving credit facility bear interest based on market rates; accordingly, its fair value approximates its carrying value.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The fair values of the Company's debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values. The fair values of cash and cash equivalents, receivables and accounts payable approximate their carrying values due to the short-term nature of these instruments.

NOTE 11:  DERIVATIVE INSTRUMENTS

        In order to reduce exposures related to changes in foreign currency exchange rates, the Company previously utilized foreign currency collars and forward contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company's former MEXX operations in Europe and Canada. As of December 31, 2011, the Company had no outstanding forward contracts.

        The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
January 1, 2011	Other current assets	$1,500	$—	Accrued expenses	$120,504	$3,463

        The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
In thousands
Fiscal year ended December 31, 2011	$(4,482)	Discontinued operations, net of income taxes	$(7,590)	$—
Fiscal year ended January 1, 2011	3,487	Discontinued operations, net of income taxes	(802)	(282)
Fiscal year ended January 2, 2010	(7,113)	Discontinued operations, net of income taxes	(4,181)	(1,428)

        The Company hedged its net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge was effective, related foreign currency translation gains and

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses were recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge were recognized in current operations within Other income (expense), net.

        As of January 1, 2011, the Company dedesignated an aggregate 230.0 million euro of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries.

        In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, the Company dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company's net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes are recorded in earnings beginning on November 1, 2011.

        The Company recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands
Effective portion recognized within Accumulated OCI	$(10,216)	$13,095	$(9,418)
Ineffective portion recognized within Other income (expense), net	4,954	21,555	(6,507)

        Also, as a result of the sale of an 81.25% interest in the global MEXX business, the Company's net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on the Company's Euro Notes through October 31, 2011 was written off and included within Loss on disposal of discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations (see Note 18 — Accumulated Other Comprehensive Loss).

        The Company occasionally uses short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, the Company entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, the Company entered into forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other income (expense), net for the year ended December 31, 2011.

NOTE 12:  STREAMLINING INITIATIVES

  2011 Actions

        In the fourth quarter of 2011, the Company commenced additional streamlining initiatives that impacted all of its reportable segments and included rationalization of office space and staff reductions, which are expected to be completed by the end of 2012. In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which are expected to be completed in the fourth quarter of 2012. In the first quarter of 2011, the Company initiated actions to reduce staff at JUICY COUTURE. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In the fourth quarter of 2011, the company agreed to terminate its agreement with an affiliate of DKI, which ended the exclusive license agreement for the DKNY® Jeans and DKNY® Active brands. These actions included contract terminations and staff reductions and concluded in the first quarter of 2012.

  2010 Actions

        The Company continued to consolidate its warehouse operations, which included the closure of its Vernon, California distribution facility in September 2010.

        In April 2010, the Company completed an agreement with an affiliate of DKI to terminate its former licensed DKNY® Mens Sportswear operations and close, transfer or repurpose its DKNY® Jeans outlet stores (see Note 16 — Additional Financial Information). These actions included contract terminations, staff reductions and consolidation of office space and were substantially completed by the end of 2010.

  2009 Actions

        In the first quarter of 2009, the Company entered into a long-term, buying/sourcing agency agreement with Li & Fung. As a result, the Company's international buying offices were integrated into Li & Fung or reduced to support functions. The Company's streamlining initiatives related to this action included lease terminations, property and equipment disposals and employee terminations and relocation and were completed during 2009. Expenses associated with this action were partially offset by a payment of $8.0 million received from Li & Fung during the second quarter of 2009.

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

        In August 2009, the Company initiated additional streamlining initiatives that impacted all of its reportable segments and included rationalization of distribution centers and office space, store closures, staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions.

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

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company expects to pay approximately $36.8 million of accrued streamlining costs during 2012. A summary rollforward and components of the Company's streamlining initiatives were as follows:

	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
In thousands
Balance at January 3, 2009	$3,791	$13,108	$—	$341	$17,240
2009 provision, net(a)(b)	50,354	31,496	32,762	5,989	120,601
2009 asset write-downs(b)	—	—	(32,762)	—	(32,762)
Translation difference	1	142	—	17	160
2009 spending	(32,548)	(19,847)	—	(5,112)	(57,507)

Balance at January 2, 2010	21,598	24,899	—	1,235	47,732
2010 provision	11,943	28,691	13,616	6,722	60,972
2010 asset write-downs	—	—	(13,616)	—	(13,616)
Translation difference	7	(104)	—	22	(75)
2010 spending	(33,287)	(26,558)	—	(6,285)	(66,130)

Balance at January 1, 2011	261	26,928	—	1,694	28,883
2011 provision	19,981	9,110	19,652	41,358	90,101
2011 asset write-downs	—	—	(19,652)	—	(19,652)
Translation difference	(1)	(10)	—	(8)	(19)
2011 spending	(12,825)	(18,184)	—	(12,115)	(43,124)

Balance at December 31, 2011	$7,416	$17,844	$—	$30,929	$56,189

(a)
Net of the receipt of $8.0 million from Li & Fung.

(b)
Asset write-downs included a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights (see Note 1 — Basis of Presentation and Significant Accounting Policies).

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Expenses associated with the Company's streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Operations and impacted reportable segments as follows:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands
JUICY COUTURE	$21,200	$13,623	$19,747
LUCKY BRAND	11,978	7,325	18,365
KATE SPADE	5,883	2,516	12,055
International-Based Direct Brands(a)	708	220	873
Adelington Design Group & Other	50,332	37,288	69,561

Total	$90,101	$60,972	$120,601

(a)
Represents allocated corporate charges that were not reported as discontinued operations.

NOTE 13:  SHARE-BASED COMPENSATION

        The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share-based compensation plans, which are described herein. The Company recognized share-based compensation expense of $5.8 million, $6.3 million and $8.0 million, excluding amounts related to discontinued operations, for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

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

  Stock Plans

        In March 1992, March 2000, March 2002, March 2005 and May 2011, the Company adopted the "1992 Plan," the "2000 Plan," the "2002 Plan," the "2005 Plan" and the "2011 Plan," respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and outside directors, in each case as selected by the Company's Compensation Committee (the "Committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the Committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under all of the plans to allow for a cashless exercise option, commonly referred to as a "broker-assisted exercise." Under this method of exercise, participating employees must make a valid exercise of their stock options through a designated broker. Based on the exercise and

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information provided by the Company, the broker sells the shares on the open market. The employees receive cash upon settlement, some of which is used to pay the purchase price. Neither the stock-for-stock nor broker-assisted cashless exercise option are generally available to executive officers or directors of the Company. Although there are none currently outstanding, stock appreciation rights may be granted in connection with all or any part of any option granted under the plans and may also be granted without a grant of a stock option. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights generally may not be transferred during the lifetime of a holder.

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

        Awards granted under plans no longer in use by the Company, including the 2000 and 1992 Plans, remain in effect in accordance with their terms. The 2002 Plan provides for the issuance of up to 9.0 million shares of common stock with respect to options, stock appreciation rights and other awards. The 2002 Plan expires in 2012. The 2005 Plan provides for the issuance of up to 5.0 million shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 Plan expires in 2015. The 2011 Plan provides for the issuance of up to 3.0 million shares of common stock, of which no more than 1.5 million shares may be awarded pursuant to grants of restricted stock, restricted stock units, unrestricted stock and performance shares. The 2011 Plan expires in 2021. As of December 31, 2011, 2.7 million shares were available for future grant under the 2002, 2005 and 2011 Plans.

        The Company delivers treasury shares upon the exercise of stock options. The difference between the cost of the treasury shares and the exercise price of the options has been reflected on a first-in, first-out basis.

  Stock Options

        The Company grants stock options to certain domestic and international employees. These options are subject to transfer restrictions and risk of forfeiture until earned by continuing employment. Stock options are issued at the current market price and have a three-year vesting period and a contractual term of 7-10 years. As of December 31, 2011, the Company has not materially changed the terms of any outstanding awards.

        The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Fiscal Years Ended
Valuation Assumptions:	December 31, 2011	January 1, 2011	January 2, 2010
Weighted-average fair value of options granted	$2.75	$3.05	$2.07
Expected volatility	73.0%	56.9% to 58.8%	48.7% to 74.8%
Weighted-average volatility	65.7%	58.4%	66.1%
Expected term (in years)	5.1	5.0	5.2
Dividend yield	—	—	—
Risk-free rate	0.1% to 4.1%	0.3% to 5.3%	0.5% to 5.0%
Expected annual forfeiture	12.0%	12.6%	11.7%

        Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2011, 2010 and 2009. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

        A summary of award activity under the Company's stock option plans as of December 31, 2011 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2011	6,897,146	$14.39	4.9	$9,653
Granted	1,812,500	5.04
Exercised	(61,375)	4.95		185
Cancelled/expired	(1,646,033)	17.93

Outstanding at December 31, 2011	7,002,238	$11.22	4.7	$19,206

Vested or expected to vest at December 31, 2011	6,218,832	$11.88	4.6	$17,094
Exercisable at December 31, 2011	3,559,988	$16.71	3.6	$8,552

        The total intrinsic value of options exercised was insignificant for the fiscal years ended December 31, 2011, January 1, 2010 and January 2, 2010.

        As of December 31, 2011, there were approximately 3.4 million nonvested stock options with a weighted average exercise price of $5.54 and there was $8.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $5.9 million, $3.4 million and $4.3 million, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Restricted Stock

        The Company grants restricted shares and restricted share units to certain domestic and international employees. These shares are subject to transfer restrictions and risk of forfeiture until earned by continued employment. These shares generally vest 50% on the second anniversary date from the date of grant and 50% on the third anniversary date from the date of grant. As of December 31, 2011, the Company has not changed the terms of any outstanding awards.

        The Company grants performance shares to certain of its employees, including the Company's executive officers. Performance shares are earned based on the achievement of certain profit return on capital targets aligned with the Company's strategy. In 2008, the Committee granted performance shares which were evaluated based on the 2008 and 2010 performance period. Based on 2008 and 2010 performance, these shares were deemed unearned and cancelled.

        In 2010, the Committee granted 855,000 performance shares to a group of key executives. The performance criteria include certain earnings metrics for consecutive periods through July 2013 with the number of shares to be earned ranging from 0 to 100% of the target amount.

        Each of the Company's non-employee Directors receives an annual grant of shares of common stock with a value of $100,000 as part of an annual retainer for serving on the Board of Directors, with the exception of the Chairman of the Board, who receives an annual grant of shares of common stock with a value of $175,000. Retainer shares are non-transferable until the first anniversary of the grant, with 25% becoming transferable on each of the first and second anniversary of the grant and 50% becoming transferable on the third anniversary, subject to certain exceptions.

        A summary of award activity under the Company's restricted stock plans as of December 31, 2011 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 1, 2011(a)	1,691,591	$9.24
Granted	656,200	5.29
Vested	(306,336)	15.67
Cancelled(b)	(471,354)	9.59

Nonvested stock at December 31, 2011	1,570,101	$6.23

Expected to vest as of December 31, 2011	727,946	$6.27

(a)
Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

(b)
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

        The weighted average grant date fair value of restricted shares granted in the years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $5.29, $6.44 and $3.26, respectively.

        As of December 31, 2011, there was $2.2 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2011, January 1, 2011 and January 2, 2010 was $4.8 million, $8.5 million and $10.2 million, respectively.

NOTE 14:  PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

        The Company maintains a qualified defined contribution plan for its eligible employees. This plan allows deferred arrangements under section 401(k) of the Internal Revenue Code and may provide for employer-matching contributions. The plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2011, 2010 or 2009.

        The Company's aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Operations, was $2.1 million in 2011, and was not significant in 2010 and 2009. In July 2010, the Company reinstated its 401(k) match, which was suspended in 2009.

        The Company has a non-qualified supplemental retirement plan for certain employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an employee under the tax-qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain employees to defer up to 50% of their base salary and up to 100% of their annual bonus. The Company established an irrevocable "rabbi" trust to which the Company makes periodic contributions to provide a source of funds to assist in meeting its obligations under the supplemental plan. The principal of the trust and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company's general creditors.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15:  EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011	January 2, 2010
In thousands, except per share data
Income (loss) from continuing operations	$144,748	$(99,362)	$(123,923)
Net loss attributable to the noncontrolling interest	—	(842)	(681)

Income (loss) from continuing operations attributable to Liz Claiborne, Inc., basic(a)	144,748	(98,520)	(123,242)
Convertible Notes interest expense(b)	9,166	—	—

Income (loss) from continuing operations attributable to Liz Claiborne, Inc., diluted(a)	$153,914	$(98,520)	$(123,242)

Basic weighted average shares outstanding	94,664	94,243	93,880
Stock options and nonvested shares(c)(d)	1,020	—	—
Convertible Notes(a)(b)	25,008	—	—

Diluted weighted average shares outstanding(a)(b)(c)(d)	120,692	94,243	93,880

Earnings (loss) per share:
Basic
Income (loss) from continuing operations attributable to Liz Claiborne, Inc.	$1.53	$(1.05)	$(1.31)
Loss from discontinued operations	(3.34)	(1.62)	(1.95)

Net loss attributable to Liz Claiborne, Inc.	$(1.81)	$(2.67)	$(3.26)

Diluted
Income (loss) from continuing operations attributable to Liz Claiborne, Inc.	$1.28	$(1.05)	$(1.31)
Loss from discontinued operations	(2.63)	(1.62)	(1.95)

Net loss attributable to Liz Claiborne, Inc.	$(1.35)	$(2.67)	$(3.26)

(a)
Because the Company incurred a loss from continuing operations for the years ended January 1, 2011 and January 2, 2010, approximately 10.4 million and 2.1 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

(b)
Interest expense of $9.2 million and approximately 25.0 million shares issuable upon conversion of the Convertible Notes were considered dilutive and were included in the computation of dilutive loss per share for the fiscal year ended December 31, 2011.

(c)
Excludes approximately 0.8 million, 1.0 million and 0.2 million nonvested shares for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively, for which the performance criteria have not yet been achieved.

(d)
Because the Company incurred a loss from continuing operations for the fiscal years ended January 1, 2011 and January 2, 2010, outstanding stock options and nonvested shares are antidilutive. Accordingly, for the years ended January 1, 2011 and January 2, 2010, approximately 6.9 million and 4.9 million outstanding stock options, respectively, and approximately 0.7 million and 1.0 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

NOTE 16:  ADDITIONAL FINANCIAL INFORMATION

  Licensing-Related Transactions

        In October 2009, the Company entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico.

        Also in October 2009, the Company entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in its US and international markets. QVC merchandises and sources the product and the Company provides brand management oversight. The agreement provides for the payment to the Company of a royalty based on net sales.

        During the fourth quarter of 2011, the Company completed various disposal or sale transactions, including: (i) the sale of the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney for $267.5 million, and (ii) the sale of the DANA BUCHMAN trademark to Kohl's and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar, for aggregate consideration of $39.8 million.

        In connection with these transactions, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl's with DANA BUCHMAN-branded jewelry for two years; and (v) an exclusive license to produce and sell jewelry under the KENSIE brand name.

        On August 11, 2011, the Company amended its long-term license agreement with Elizabeth Arden, Inc. ("Elizabeth Arden"), which included the sale of the trademarks for its former Curve brand and selected other smaller fragrance brands. The amendment also included (i) a lower effective royalty rate associated with the fragrance brands that remain under license, including the JUICY COUTURE and LUCKY BRAND fragrances; (ii) a reduction in the future minimum guaranteed royalties for the term of the license; and (iii) a pre-payment of certain royalties. The Company received $58.4 million in connection with this transaction and recognized a pretax gain on the sale of the trademarks for its former Curve brand and selected other fragrance brands of $15.6 million for the year ended December 31, 2011.

        The Company had an exclusive license agreement with an affiliate of Donna Karan International, Inc. ("DKI") to design, produce, market and sell men's and women's jeanswear and activewear and women's sportswear products in the Western Hemisphere under the "DKNY® Jeans" and "DKNY® Active" marks and logos. On October 11, 2011, the Company agreed to an early termination of the DKNY® Jeans and DKNY® Active license with DKI in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® Mens Sportswear license. The DKNY® Jeans and DKNY® Active license terminated on January 3, 2012, one year ahead of the scheduled license maturity.

        In April 2010, the Company entered into an agreement with DKI, which included the termination of the DKNY® Mens Sportswear license and the transfer of certain outlet stores of its former licensed DKNY® Jeans brand to DKI. In connection with the termination of the DKNY® Mens Sportswear license, the Company recorded a pretax charge of $9.9 million in the year ended January 1, 2011.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Other Income (Expense), Net

        Other income (expense), net primarily consisted of (i) foreign currency transaction (losses) gains of $(1.4) million, $25.4 million and $(6.6) million for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively, including the impact of the dedesignation of the hedge of the Company's investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on the Company's Euro Notes within earnings; and (ii) equity in earnings of investments in equity investees.

  Consolidated Statements of Cash Flows Supplementary Disclosures

        During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company received net income tax refunds of $1.3 million, $166.2 million and $99.8 million, respectively. During the years ended December 31, 2011, January 1, 2011 and January 2, 2010, the Company made interest payments of $49.3 million, $33.2 million and $36.2 million, respectively. As of December 31, 2011, January 1, 2011 and January 2, 2010, the Company accrued capital expenditures totaling $6.4 million, $7.6 million and $3.3 million, respectively.

        Depreciation and amortization expense in 2011, 2010 and 2009 includes $11.6 million, $21.2 million and $17.3 million, respectively, related to amortization of deferred financing costs.

        On December 21, 2011, the Company entered into an agreement with a holder of $20.8 million aggregate principal amount of the Convertible Notes, pursuant to which the holder converted all of such outstanding Convertible Notes into 6,163,221 shares of the Company's common stock.

        During the year ended December 31, 2011, the Company received net proceeds of $309.7 million in connection with the sales of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand; (ii) the DANA BUCHMAN trademark; and (iii) the sale of the trademarks for the Company's former Curve fragrance brands and selected other smaller fragrance brands, which are reflected as Proceeds from dispositions on the accompanying Consolidated Statement of Cash Flows.

        During 2010 and 2009, the Company paid $24.3 million to Li & Fung and received a payment of $75.0 million from Li & Fung related to a buying/sourcing agreement, respectively, which are included within Increase (decrease) in accrued expenses and other non-current liabilities on the accompanying Consolidated Statements of Cash Flows.

        During 2010 and 2009, the Company made business acquisition payments of $5.0 million related to the LUCKY BRAND acquisition.

NOTE 17:  SEGMENT REPORTING

        The Company's segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company's businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2011, the Company determined that it would disaggregate its former Domestic-Based Direct Brands segment into three reportable segments, JUICY COUTURE, KATE SPADE and LUCKY BRAND. The operations of the Company's former Partnered Brands segment have become the Company's Adelington Design Group & Other segment. The four reportable segments described below represent the Company's brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company's CODM to evaluate performance and allocate resources. In identifying the Company's reportable

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company configured its operations into the following four reportable segments, each reflecting the different financial missions, cultural profiles and focal points appropriate for these four reportable segments:

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

  •
  Adelington Design Group & Other segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

        As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, on October 31, 2011, the Company completed the sale of 81.25% of its global MEXX business, which was represented by the Company's former International-Based Direct Brands reportable segment. The operating loss associated with the International-Based Direct Brands segment included allocated corporate expenses that were not reported as discontinued operations and are reflected in the Company's segment results.

        The Company's Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based primarily on the operating income of each reportable segment. The accounting policies of the Company's reportable segments are the same as those described in Note 1 — Basis of Presentation and Significant Accounting Policies. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company-owned specialty retail, outlet and concession stores located outside of the United States). The Company, as licensor, also licenses

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

	Net Sales	% to Total	Depreciation and Amortization Expense	Operating (Loss) Income	% of Sales	Segment Assets(e)	Expenditures for Long- Lived Assets
Dollars in thousands
Fiscal Year Ended December 31, 2011(a)
JUICY COUTURE	$530,688	35.0%	$32,298	$(9,705)	(1.8)%	$317,622	$16,230
LUCKY BRAND	418,213	27.5%	20,129	(28,909)	(6.9)%	226,885	13,481
KATE SPADE	312,944	20.6%	11,660	19,268	6.2%	270,607	17,346
International-Based Direct Brands	—	—	2,378	(9,968)	—	—	—
Adelington Design Group & Other(b)	256,876	16.9%	19,504	(66,938)	(26.1)%	89,027	30,055

Totals	$1,518,721	100.0%	$85,969	$(96,252)	(6.3)%		$77,112

Fiscal Year Ended January 1, 2011(a)
JUICY COUTURE	$566,762	34.9%	$35,245	$40,227	7.1%	$350,394	$20,923
LUCKY BRAND	386,935	23.8%	19,891	(43,410)	(11.2)%	167,007	17,214
KATE SPADE	184,263	11.4%	9,093	6,175	3.4%	181,569	10,172
International-Based Direct Brands	—	—	6,899	(7,323)	—	320,477	—
Adelington Design Group & Other(c)	485,275	29.9%	25,024	(56,935)	(11.7)%	199,899	16,420

Totals	$1,623,235	100.0%	$96,152	$(61,266)	(3.8)%		$64,729

Fiscal Year Ended January 2, 2010(a)
JUICY COUTURE	$539,893	28.0%	$23,238	$23,764	4.4%		$22,708
LUCKY BRAND	439,583	22.8%	17,047	(24,739)	(5.6)%		10,231
KATE SPADE	141,188	7.3%	7,790	(24,450)	(17.3)%		4,423
International-Based Direct Brands	—	—	1,820	(9,581)	—		—
Adelington Design Group & Other(d)	808,090	41.9%	56,016	(133,173)	(16.5)%		19,096

Totals	$1,928,754	100.0%	$105,911	$(168,179)	(8.7)%		$56,458

(a)
Streamlining charges included in the operating income (loss) of each reportable segment are provided in Note 12 — Streamlining Initiatives.

(b)
The Adelington Design Group & Other segment operating loss included non-cash impairment charges of $1.0 million related to other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies), of which $0.6 million was recorded within streamlining initiatives.

(c)
The Adelington Design Group & Other segment operating loss included non-cash impairment charges of $2.6 million related to other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies), of which $0.4 million was recorded within streamlining initiatives.

(d)
The Adelington Design Group & Other segment operating loss included non-cash impairment charges of $14.2 million related other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(e)
Amounts exclude unallocated Corporate assets of $45.9 million and $38.3 million at December 31, 2011 and January 1, 2011, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOGRAPHIC DATA

	Net Sales	% to Total	Depreciation and Amortization Expense	Operating (Loss) Income	% of Sales	Segment Assets(g)	Expenditures for Long- Lived Assets
Dollars in thousands
Fiscal Year Ended December 31, 2011
Domestic(a)	$1,455,407	95.8%	$79,264	$(98,715)	(6.8)%	$827,877	$67,345
International(b)	63,314	4.2%	6,705	2,463	3.9%	76,264	9,767

Totals	$1,518,721	100.0%	$85,969	$(96,252)	(6.3)%		$77,112

Fiscal Year Ended January 1, 2011
Domestic(c)	$1,562,572	96.3%	$86,177	$(63,521)	(4.1)%	$803,109	$60,920
International(d)	60,663	3.7%	9,975	2,255	3.7%	416,237	3,809

Totals	$1,623,235	100.0%	$96,152	$(61,266)	(3.8)%		$64,729

Fiscal Year Ended January 2, 2010
Domestic(e)	$1,866,939	96.8%	$98,177	$(170,631)	(9.1)%		$49,613
International(f)	61,815	3.2%	7,734	2,452	4.0%		6,845

Totals	$1,928,754	100.0%	$105,911	$(168,179)	(8.7)%		$56,458

(a)
The Domestic operating loss included: (i) charges totaling $88.4 million related to streamlining initiatives (excluding a non-cash impairment charge of $0.6 million related to DKNY ® merchandising rights) and (ii) non-cash impairment charges of $1.0 million related to other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(b)
The International operating income included charges totaling $1.1 million related to streamlining initiatives.

(c)
The Domestic operating loss included: (i) charges totaling $59.8 million related to streamlining initiatives (excluding a non-cash impairment charge of $0.4 million related to LIZ CLAIBORNE merchandising rights) and (ii) non-cash impairment charges of $2.6 million related to other intangible assets (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(d)
The International operating income included charges totaling $0.7 million related to streamlining initiatives.

(e)
The Domestic operating loss included: (i) charges totaling $114.3 million related to streamlining initiatives (excluding a non-cash impairment charge of $4.5 million related to LIZ CLAIBORNE merchandising rights) and (ii) non-cash impairment charges of $14.2 million related to other intangible assets.

(f)
The International operating income included charges totaling $1.7 million related to streamlining initiatives.

(g)
Amounts exclude unallocated Corporate assets of $45.9 million and $38.3 million December 31, 2011 and January 1, 2011, respectively.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18:  ACCUMULATED OTHER COMPREHENSIVE LOSS

        Accumulated other comprehensive loss is comprised of the effects of foreign currency translation, losses on cash flow hedging derivatives and changes in unrealized gains on securities, as detailed below:

In thousands	December 31, 2011	January 1, 2011
Cumulative translation adjustment, net of income taxes of $0 and $(905), respectively	$(6,084)	$(63,971)
Losses on cash flow hedging derivatives, net of income taxes of $0 and $491, respectively	—	(2,617)
Unrealized gains on securities, net of income taxes of $0 and $0, respectively	160	286

Accumulated other comprehensive loss, net of income taxes	$(5,924)	$(66,302)

        As discussed in Note 11 — Derivative Instruments, prior to the substantial liquidation of certain euro-denominated functional currency subsidiaries, the Company hedged its net investment position in such subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company sold an 81.25% interest in the global MEXX business on October 31, 2011. That transaction resulted in the liquidation of certain of the Company's former euro-denominated functional currency subsidiaries and other non-US dollar denominated functional currency subsidiaries. As a result, the Company recorded a charge of $62.2 million within Loss on disposal of discontinued operations on the accompanying Consolidated Statement of Operations, to write off the cumulative translation adjustment related to the liquidated subsidiaries, the Euro Notes and other instruments.

NOTE 19:  RELATED PARTY TRANSACTIONS

        In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited ("KSC") for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made a $2.5 million capital contribution to KSC in the fourth quarter of 2011 and is required to make capital contributions to KSC of $5.0 million in 2012 and $5.5 million in 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe.

        Additionally, the Company agreed that it or one of its affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe's earnings, subject to a cap of $30.0 million.

        On November 20, 2009, the Company and Sanei International Co., LTD established a joint venture under the name of Kate Spade Japan Co., Ltd. ("KSJ"). The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the KATE SPADE brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of December 31, 2011 and January 1, 2011, the Company recorded $19.1 million and $13.6 million, respectively, related to its investments in equity investees, which is included in Other assets on the accompanying Consolidated Balance Sheets. In the first quarter of 2010, the Company advanced $4.0 million to KSJ. The Company's equity in the earnings of its equity investees was $1.7 million and $1.0 million in 2011 and 2010, respectively.

        Subsequent to the MEXX Transaction (see Note 1 — Basis of Presentation and Significant Accounting Policies), the Company retains an 18.75% ownership interest in NewCo and accounts for such investment at cost. The Company is required to provide certain transition services to NewCo for a period of up to 24 months and recognized $0.7 million of fees related to such services in 2011. The Company's cost investment was valued at $10.0 million as of December 31, 2011 and was included in Other assets on the accompanying Consolidated Balance Sheet.

        During 2011, 2010 and 2009, the Company paid the law firm Kramer, Levin, Naftalis & Frankel LLP, of which Kenneth P. Kopelman (a Director of the Company) is a partner, fees of $0.1 million, $1.2 million and $1.2 million, respectively, in connection with legal services provided to the Company. The 2011 amount represents less than one percent of such firm's 2011 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm's-length basis, with services provided at fair market value.

        The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.

NOTE 20:  RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance will not affect the Company's financial position, results of operations or cash flows, but will require additional disclosure.

        In June 2011, new accounting guidance on comprehensive income was issued, which revises the presentation of comprehensive income in financial statements. The adoption of the new guidance will not affect the Company's financial position, results of operations or cash flows, but will require the Company to disclose the total of comprehensive income, the components of net income and the components of other comprehensive income in either (i) a continuous statement of comprehensive income or (ii) as two separate but consecutive statements. The new accounting guidance is effective at the start of the Company's 2012 fiscal year beginning on January 1, 2012.

        In September 2011, new accounting guidance on testing goodwill for impairment was issued, which permits an initial assessment of qualitative factors to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining the necessity of performing a quantitative assesment to determine if goodwill is impaired. The amendment is effective for the Company's 2012 fiscal year beginning on January 1, 2012 and is not expected to affect the Company's financial position, results of operations or cash flows.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21:  LEGAL PROCEEDINGS

        A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the "Footwear License Agreement"). The Company sent the plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserts claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud and brand dilution. Plaintiffs seek both declaratory and injunctive relief, as well as damages of not less than $125.0 million. On February 17, 2011, the Company moved to dismiss the amended complaint in its entirety. On November 16, 2011, the court granted in part and denied in part the Company's motion to dismiss. The Company believes the remaining allegations in the amended complaint are without merit.

        Additionally, on November 4, 2010, plaintiffs moved for a preliminary injunction to enjoin the Company from: (i) interfering with plaintiffs' purported right to sell merchandise bearing the LIZ CLAIBORNE family of trademarks; (ii) selling (or permitting any third party from selling) merchandise under the LIZ & CO. trademark; and (iii) terminating the Footwear License Agreement. On November 16, 2011, the court granted in part and denied in part plaintiffs' motion for a preliminary injunction. On December 2, 2011, plaintiffs again moved for a temporary restraining order and a preliminary injunction to prevent the termination of the Footwear License Agreement. On December 16, 2011, the court denied plaintiffs' motion for a temporary restraining order. A hearing on plaintiffs' motion for a preliminary injunction is scheduled to begin in early March 2012. The Company believes that there are no grounds for a preliminary injunction to be issued.

        On December 15, 2011, the Company appealed the Court's November 16, 2011 ruling. On January 5, 2012, plaintiffs appealed the Court's November 16, 2011 ruling.

        The Company is a party to several other pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows.

NOTE 22:  UNAUDITED QUARTERLY RESULTS

        Unaudited quarterly financial information for 2011 and 2010 is set forth in the table below. Certain amounts related to the first two quarters of 2011 and 2010 have been revised from those previously reported in the Company's quarterly reports on Form 10-Q in order to present the global MEXX business, the MONET concessions in Europe and the results of KENSIE and MAC & JAC as discontinued operations. Certain amounts related to the third quarters of 2011 and 2010 have been revised from those

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously reported in the Company's quarterly report on Form 10-Q in order to present the remaining MONET concessions in Europe and the results of KENSIE and MAC & JAC as discontinued operations.

	March				June				September			December
	2011		2010		2011		2010		2011	2010		2011	2010
In thousands, except per share data
Net sales	$330,682		$385,495		$360,283		$359,018		$380,693	$419,857		$447,063	$458,865
Gross profit	176,395		172,724		185,668		171,530		206,837	210,900		240,491	236,142
(Loss) income from continuing operations	(53,057	)(c)	(25,422	)(d)	(53,824	)(e)	(47,414	)(f)	7,003 (g)	(40,744	)(h)	244,626 (i)	14,218 (j)
Loss from discontinued operations, net of income taxes	(43,288)		(46,616)		(36,072)		(39,785)		(221,637)	(22,060)		(15,438)	(44,486)

Net (loss) income	(96,345)		(72,038)		(89,896)		(87,199)		(214,634)	(62,804)		229,188	(30,268)

Net (loss) income attributable to Liz Claiborne, Inc.	$(96,345)		$(71,780)		$(89,896)		$(86,844)		$(214,634)	$(62,694)		$229,188	$(30,149)

Basic earnings per share:(a)
(Loss) income from continuing operations attributable to Liz Claiborne, Inc.	$(0.56)		$(0.27)		$(0.57)		$(0.50)		$0.07	$(0.43)		$2.57	$0.15
Loss from discontinued operations	(0.46)		(0.49)		(0.38)		(0.42)		(2.34)	(0.24)		(0.17)	(0.47)

Net (loss) income attributable to Liz Claiborne, Inc.	$(1.02)		$(0.76)		$(0.95)		$(0.92)		$(2.27)	$(0.67)		$2.40	$(0.32)

Diluted earnings per share:(a)(b)
(Loss) income from continuing operations attributable to Liz Claiborne, Inc.	$(0.56)		$(0.27)		$(0.57)		$(0.50)		$0.07	$(0.43)		$2.04	$0.13
Loss from discontinued operations	(0.46)		(0.49)		(0.38)		(0.42)		(2.34)	(0.24)		(0.13)	(0.41)

Net (loss) income attributable to Liz Claiborne, Inc.	$(1.02)		$(0.76)		$(0.95)		$(0.92)		$(2.27)	$(0.67)		$1.91	$(0.28)

(a)
Because the Company incurred a loss from continuing operations in the first two quarters of 2011 and first three quarters 2010, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)
Interest expense of $2.3 million and approximately 24.5 million shares issuable upon conversion of the Convertible Notes for the fourth quarter of 2011 and 12.2 million shares issuable upon conversion of the Convertible Notes for the fourth quarter of 2010 were considered dilutive and were included in the computation of dilutive income (loss) per share. Interest expense of $2.3 million and 25.2 million shares issuable upon conversion of the Convertible Notes in the third quarter of 2011 were considered antidilutive and were excluded from the computation of dilutive income (loss) per share.

(c)
Included pretax expenses related to streamlining initiatives of $3.7 million.

(d)
Included pretax expenses related to streamlining initiatives of $12.6 million.

(e)
Included pretax expenses related to streamlining initiatives of $34.2 million.

Liz Claiborne, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)
Included pretax expenses related to streamlining initiatives of $26.5 million (excluding a non-cash impairment charge of $0.4 million related to LIZ CLAIBORNE merchandising rights) and a non-cash impairment charge of $2.6 million related to other intangible assets.

(g)
Included (i) a pretax gain of $15.6 million on the sale of the former Curve fragrance brand and selected other smaller fragrance brands and (ii) pretax expenses related to streamlining initiatives of $11.7 million.

(h)
Included pretax expenses related to streamlining initiatives of $15.4 million.

(i)
Included (i) a pretax gain of $271.4 million on the sales of the global trademark rights for the LIZ CLAIBORNE family of brands, the trademark rights in the US and Puerto Rico for MONET and the DANA BUCHMAN trademark and (ii) pretax expenses related to streamlining initiatives of $40.0 million (excluding a non-cash impairment charge of $0.6 million related to former licensed DKNY® Jeans merchandising rights).

(j)
Included pretax expenses related to streamlining initiatives of $6.7 million.

NOTE 23:  SUBSEQUENT EVENTS

        In January 2012, the Company announced that it will change its name to "Fifth & Pacific Companies, Inc." to better communicate its strategic focus on growing its three global lifestyle brands (JUICY COUTURE, KATE SPADE and LUCKY BRAND) and reflect the sale of the LIZ CLAIBORNE brand to JCPenney, among other recent transactions. The change is expected to be effective on or about May 15, 2012, at which time the Company's stock will begin trading on the New York Stock Exchange ("NYSE") as Fifth & Pacific Companies, Inc. under the symbol FNP.

        In the first quarter of 2012, the Company repurchased 40.0 million euro aggregate principal amount of the Euro Notes for total consideration of 40.6 million euro, plus accrued interest. A total of 81.5 million Euro Notes remain outstanding.

Liz Claiborne, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
In thousands	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 31, 2011
Accounts receivable — allowance for doubtful accounts	$16,567	$581	$—	$16,808	(a)(b)	$340
Allowance for returns	17,218	114,979	—	124,144		8,053
Allowance for discounts	919	7,071	—	7,421		569
Deferred tax valuation allowance	452,855	41,890	—	—		494,745
YEAR ENDED JANUARY 1, 2011
Accounts receivable — allowance for doubtful accounts	$25,575	$8,046	$—	$17,054	(a)	$16,567
Allowance for returns	23,773	123,914	—	130,469		17,218
Allowance for discounts	2,668	12,746	—	14,495		919
Deferred tax valuation allowance	351,730	101,125	—	—		452,855
YEAR ENDED JANUARY 2, 2010
Accounts receivable — allowance for doubtful accounts	$16,925	$20,299	$—	$11,649	(a)	$25,575
Allowance for returns	32,951	154,452	—	163,630		23,773
Allowance for discounts	4,699	30,450	—	32,481		2,668
Deferred tax valuation allowance	253,102	98,628	—	—		351,730

(a)
Uncollectible accounts written off, less recoveries.

(b)
Deductions for the year ended December 31, 2011 reflect the sale of an 81.25% interest in the global MEXX business.