Form 10-Q
period 2012-03-31
CLAIBORNE LIZ INC
filed 2012-04-26
CIK 352363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at April 16, 2012 was 108,722,865.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2012

(Unaudited)

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

•                  our ability to successfully implement our long-term strategic plans, including the focus on our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands and expansion into markets outside of the US, such as KATE SPADE’s joint venture in China, and risks associated with the pending name change of our Company to Fifth and Pacific Companies, Inc., which is planned to be effective May 15, 2012;

•                  risks associated with the transition of the MEXX business to an entity in which we hold a minority interest and the possible failure of such entity that may make our interest therein of little or no value and risks associated with the ability of the majority shareholder to operate the MEXX business successfully, which will impact the potential value of our minority interest;

•                  costs associated with (i) the transition of the LIZ CLAIBORNE family of brands, MONET US, DANA BUCHMAN, KENSIE and MAC & JAC brands from the Company to their respective acquirers and (ii) the early termination and transition of the DKNY® Jeans and DKNY® Active licenses;

•                  our ability to sustain recent performance in connection with our LUCKY BRAND product offering and our ability to revitalize our JUICY COUTURE creative direction and product offering;

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

•                  risks associated with our buying/sourcing agreement with Li & Fung Limited (“Li & Fung”), which results in a single third party foreign buying/sourcing agent for a significant portion of our products;

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

•                  risks associated with third party service providers, including service providers in the area of e-commerce;

•                  limitations on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and

•                  the outcome of current and future litigation and other proceedings in which we are involved.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2011 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011	April 2, 2011
Assets
Current Assets:
Cash and cash equivalents	$79,706	$179,936	$15,849
Accounts receivable - trade, net	92,378	119,551	203,721
Inventories, net	176,692	193,343	303,794
Deferred income taxes	168	165	4,209
Other current assets	59,141	58,750	92,858
Total current assets	408,085	551,745	620,431

Property and Equipment, Net	229,715	238,664	364,010
Goodwill and Intangibles, Net	118,528	118,873	228,187
Deferred Income Taxes	--	--	3,205
Other Assets	40,500	40,722	39,964
Total Assets	$796,828	$950,004	$1,255,797

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term borrowings	$4,543	$4,476	$133,453
Convertible Senior Notes	61,061	60,270	75,470
Accounts payable	113,482	144,060	186,834
Accrued expenses	218,767	217,346	245,202
Income taxes payable	557	805	1,048
Deferred income taxes	16	16	4,904
Total current liabilities	398,426	426,973	646,911

Long-Term Debt	331,920	381,569	505,124
Other Non-Current Liabilities	213,972	236,696	194,629
Deferred Income Taxes	14,413	13,752	33,637
Commitments and Contingencies (Note 10)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	291,634	302,330	335,894
Retained earnings	1,185,422	1,246,063	1,321,432
Accumulated other comprehensive loss	(5,908)	(5,924)	(74,770)
	1,647,585	1,718,906	1,758,993
Common stock in treasury, at cost – 74,211,301, 75,592,899 and 81,846,165 shares	(1,809,488)	(1,827,892)	(1,883,497)
Total stockholders’ deficit	(161,903)	(108,986)	(124,504)
Total Liabilities and Stockholders’ Deficit	$796,828	$950,004	$1,255,797

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Three Months Ended
	March 31, 2012 (13 Weeks)	April 2, 2011 (13 Weeks)

Net Sales	$317,147	$330,682

Cost of goods sold	138,040	154,287

Gross Profit	179,107	176,395

Selling, general & administrative expenses	212,049	196,973

Operating Loss	(32,942)	(20,578)

Other expense, net	(2,325)	(21,140)

Loss on extinguishment of debt	(2,858)	--

Interest expense, net	(12,340)	(11,638)

Loss Before Provision (Benefit) for Income Taxes	(50,465)	(53,356)

Provision (benefit) for income taxes	1,265	(299)

Loss from Continuing Operations	(51,730)	(53,057)

Discontinued operations, net of income taxes	(8,910)	(43,288)

Net Loss	$(60,640)	$(96,345)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.51)	$(0.56)
Net Loss	$(0.60)	$(1.02)

Weighted Average Shares, Basic and Diluted	101,104	94,399

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012 (13 Weeks)	April 2, 2011 (13 Weeks)

Net Loss	$(60,640)	$(96,345)

Other Comprehensive Loss, Net of Income Taxes:

Cumulative translation adjustment, including Euro Notes in 2011 and other instruments, net of income taxes of $0 and $1,367, respectively	35	(2,622)

Unrealized losses on available-for-sale securities, net of income taxes of $0 and $0, respectively	(19)	(17)

Change in fair value of cash flow hedges, net of income taxes of $0 and $(198), respectively	--	(5,829)

Comprehensive Loss	$(60,624)	$(104,813)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012 (13 Weeks)	April 2, 2011 (13 Weeks)
Cash Flows from Operating Activities:
Net loss	$(60,640)	$(96,345)
Adjustments to arrive at loss from continuing operations	8,910	43,288
Loss from continuing operations	(51,730)	(53,057)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	20,111	21,558
Loss on asset disposals and impairments, including streamlining initiatives, net	4,982	442
Share-based compensation	3,452	1,736
Loss on extinguishment of debt	2,858	--
Foreign currency losses, net	2,033	20,984
Other, net	(100)	(310)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	27,490	16,503
Decrease in inventories, net	16,878	9,826
Increase in other current and non-current assets	(3,126)	(2,566)
Decrease in accounts payable	(27,599)	(7,647)
Decrease in accrued expenses and other non-current liabilities	(28,804)	(33,348)
Net change in income tax assets and liabilities	2,489	4,435
Net cash used in operating activities of discontinued operations	(6,028)	(69,415)
Net cash used in operating activities	(37,094)	(90,859)

Cash Flows from Investing Activities:
Purchases of property and equipment	(13,416)	(12,512)
Payments for in-store merchandise shops	(625)	(796)
Investments in and advances to equity investees	(3,000)	--
Other, net	(39)	(129)
Net cash used in investing activities of discontinued operations	--	(3,567)
Net cash used in investing activities	(17,080)	(17,004)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	--	188,890
Repayment of borrowings under revolving credit agreement	--	(110,506)
Repayment of Euro Notes	(53,234)	--
Principal payments under capital lease obligations	(1,094)	(1,030)
Proceeds from exercise of stock options	5,473	9
Payment of deferred financing fees	(25)	(522)
Net cash provided by financing activities of discontinued operations	--	27,163
Net cash (used in) provided by financing activities	(48,880)	104,004

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,824	(3,006)

Net Change in Cash and Cash Equivalents	(100,230)	(6,865)
Cash and Cash Equivalents at Beginning of Period	179,936	22,714
Cash and Cash Equivalents at End of Period	$79,706	$15,849

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIZ CLAIBORNE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands, except per share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Liz Claiborne, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K. Information presented as of December 31, 2011 is derived from audited financial statements.

In January 2012, the Company announced that it will change its name to “Fifth & Pacific Companies, Inc.” to better communicate its strategic focus on growing its three global lifestyle brands (JUICY COUTURE, KATE SPADE and LUCKY BRAND) and reflect the sale of the LIZ CLAIBORNE brand to J.C. Penney Corporation, Inc. (“JCPenney”), among other recent transactions. The change is expected to be effective on or about May 15, 2012, at which time the Company’s stock will begin trading on the New York Stock Exchange (“NYSE”) as Fifth & Pacific Companies, Inc. under the symbol “FNP.”

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The four reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considered economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in four reportable segments, as follows:

•                  JUICY COUTURE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

•                  KATE SPADE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE and JACK SPADE brands.

•                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the LUCKY BRAND.

•                  Adelington Design Group & Other segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

The operations of the Company’s AXCESS brand concluded with Kohl’s Corporation (“Kohl’s”) in Fall 2011 and the operations of its former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group & Other segment.

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

On October 31, 2011, the Company completed a transaction (the “MEXX Transaction”) with affiliates of The Gores Group, LLC (“Gores”), pursuant to which the Company sold its global MEXX business to a company (“NewCo”) in which the Company indirectly holds an 18.75% interest and affiliates of Gores hold an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo. The operating loss associated with the Company’s former International-Based Direct Brands segment included allocated corporate expenses that could not be reported as discontinued operations and therefore were reported in the Company’s segment results.

On October 24, 2011, the Company sold its KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC (“Bluestar”). On October 11, 2011, the Company sold its DANA BUCHMAN trademark to Kohl’s. The aggregate cash proceeds of these two transactions were $39.8 million. The Company will serve as the exclusive supplier of jewelry to Kohl’s for the DANA BUCHMAN brand for two years. The Company also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

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

The activities of the Company’s global MEXX business, its KENSIE and MAC & JAC brand, its closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. Certain amounts have been reclassified to conform to the current year presentation. The Company continues activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

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

NATURE OF OPERATIONS

Liz Claiborne, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2012 fiscal year, ending December 29, 2012, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter. The 2011 fiscal year, ending December 31, 2011, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter.

PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated Financial Statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2012, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations or cash flows, but required additional disclosure (see Note 9 – Fair Value Measurements).

2.    DISCONTINUED OPERATIONS

The Company has completed various disposal transactions including: (i) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (ii) the closure of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (iii) the closure of its MONET concessions in Europe in December 2011; (iv) the sale of an 81.25% interest in the global MEXX business in October 2011; and (v) the sale of KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The Company recorded pretax charges of $6.2 million and $9.1 million during the three months ended March 31, 2012 and April 2, 2011, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Three Months Ended
In thousands	March 31, 2012 (13 Weeks)	April 2, 2011 (13 Weeks)

Net sales	$1,454	$197,418

Loss before provision (benefit) for income taxes	$(2,691)	$(35,143)
Provision (benefit) for income taxes	52	(992)
Loss from discontinued operations, net of income taxes	$(2,743)	$(34,151)

Loss on disposal of discontinued operations, net of income taxes	$(6,167)	$(9,137)

For the three months ended March 31, 2012 and April 2, 2011, the Company recorded charges of $5.1 million and $10.3 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

3.    STOCKHOLDERS’ DEFICIT

Activity for the three months ended March 31, 2012 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 31, 2011	$302,330	$1,246,063	$(1,827,892)
Net loss	--	(60,640)	--
Exercise of stock options	(10,291)	--	15,764
Restricted shares issued, net of cancellations and shares withheld for taxes	(3,857)	--	2,639
Share-based compensation	3,452	--	--
Dividend equivalent units vested	--	(1)	1
Balance as of March 31, 2012	$291,634	$1,185,422	$(1,809,488)

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

Accumulated other comprehensive loss consisted of the following:

In thousands	March 31, 2012	December 31, 2011	April 2, 2011
Cumulative translation adjustment, net of income taxes of $0, $0 and $(2,272), respectively	$(6,049)	$(6,084)	$(66,593)
Unrealized losses on cash flow hedging derivatives, net of income taxes of $0, $0 and $689, respectively	--	--	(8,446)
Unrealized gains on available-for-sale securities, net of income taxes of $0, $0 and $0, respectively	141	160	269
Accumulated other comprehensive loss, net of income taxes	$(5,908)	$(5,924)	$(74,770)

As discussed in Note 15 - Derivative Instruments, prior to the substantial liquidation of certain euro-denominated functional currency subsidiaries, the Company hedged its net investment position in such subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. As discussed in Note 1 - Basis of Presentation, the Company sold an 81.25% interest in the global MEXX business on October 31, 2011. That transaction resulted in the liquidation of certain of the Company’s former euro-denominated functional currency subsidiaries and other non-US dollar denominated functional currency subsidiaries. As a result, in the fourth quarter of 2011, the Company recorded a charge of $62.2 million within Loss on disposal of discontinued operations to write off the cumulative translation adjustment related to the liquidated subsidiaries, the Euro Notes and other instruments.

4.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	March 31, 2012	December 31, 2011	April 2, 2011
Raw materials and work in process	$240	$230	$1,770
Finished goods (a)	176,452	193,113	302,024
Total inventories, net	$176,692	$193,343	$303,794

(a)              The decrease in the balance compared to April 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 – Basis of Presentation).

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	March 31, 2012	December 31, 2011	April 2, 2011
Land and buildings	$68,262	$72,009	$67,207
Machinery and equipment (a)	230,942	233,540	320,153
Furniture and fixtures (a)	128,168	127,913	259,020
Leasehold improvements (a)	251,787	249,734	481,616
	679,159	683,196	1,127,996
Less:Accumulated depreciation and amortization (a)	449,444	444,532	763,986
Total property and equipment, net	$229,715	$238,664	$364,010

(a)              The decrease in the balance compared to April 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 – Basis of Presentation).

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2012 and April 2, 2011 was $15.3 million and $16.9 million, respectively, which included depreciation for property and equipment under capital leases of $0.7 million and $1.0 million, respectively. Machinery and equipment under capital leases was $22.6 million, $22.6 million and $25.3 million as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively.

On November 21, 2006, the Company entered into an off-balance sheet financing arrangement with a financial institution (commonly referred to as a “synthetic lease”) to refinance the purchase of various land and real property improvements associated with warehouse and distribution facilities. Pursuant to the terms of the synthetic lease, the Company purchased the Ohio distribution center for $28.2 million at the expiration of the synthetic lease in the second quarter of 2011.

6.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	March 31, 2012	December 31, 201	1	April 2, 2011

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,479		$1,479
Customer relationships (a)	13 years	9,501	9,478		12,374
Merchandising rights (b)	4 years	16,759	17,742		29,871
Other	4 years	2,322	2,322		2,322
Subtotal	7 years	30,061	31,021		46,046
Accumulated amortization:
Owned trademarks		(1,203)	(1,112)		(843)
Customer relationships		(5,696)	(5,426)		(4,726)
Merchandising rights		(11,857)	(12,837)		(22,837)
Other		(1,829)	(1,792)		(1,679)
Subtotal		(20,585)	(21,167)		(30,085)
Net:
Owned trademarks		276	367		636
Customer relationships		3,805	4,052		7,648
Merchandising rights		4,902	4,905		7,034
Other		493	530		643
Total amortized intangible assets, net		9,476	9,854		15,961

Unamortized intangible assets:
Owned trademarks (c)		107,500	107,500		210,778
Total intangible assets		116,976	117,354		226,739

Goodwill		1,552	1,519		1,448
Total goodwill and intangibles, net		$118,528	$118,873		$228,187

(a)	The decrease in the balance compared to April 2, 2011 primarily reflected the sale of the customer relationships associated with the Company’s former KENSIE and MAC & JAC brands.
(b)	The decrease in the balance compared to April 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 – Basis of Presentation).
(c)

The decrease in the balance compared to April 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business, the sale of the MONET trademark rights in the US and Puerto Rico and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks (see Note 1 – Basis of Presentation).

Amortization expense of intangible assets was $0.8 million and $1.1 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2012	$3.1
2013	2.2
2014	1.8
2015	1.1
2016	0.5

7.    INCOME TAXES

During the first quarter of 2012 and 2011, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the three months ended March 31, 2012 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The Company’s benefit for income taxes for the three months ended April 2, 2011 primarily represented tax benefits on losses in continuing operations in certain jurisdictions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Canada and the United Kingdom. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2005. As a result of a US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $1.4 million and $2.5 million within the next 12 months due to the expiration of the statute of limitations and various potential tax settlements. As of March 31, 2012, uncertain tax positions of $103.8 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	March 31, 2012	December 31, 201	1	April 2, 2011

5.0% Euro Notes, due July 2013 (a)	$108,654	$157,139		$497,398
6.0% Convertible Senior Notes, due June 2014 (b)	61,061	60,270		75,470
10.5% Senior Secured Notes, due April 2019 (c)	220,082	220,085		--
Revolving credit facility	--	--		129,173
Capital lease obligations	7,727	8,821		12,006
Total debt	397,524	446,315		714,047
Less: Short-term borrowings (d)	4,543	4,476		133,453
Convertible Senior Notes (e)	61,061	60,270		75,470
Long-term debt	$331,920	$381,569		$505,124

(a)

The change in the balance of these euro-denominated notes reflected the repurchase of 268.5 million euro of the Company’s Euro Notes since April 2, 2011 and the impact of changes in foreign currency exchange rates.

(b)

The balance at March 31, 2012, December 31, 2011 and April 2, 2011 represented principal of $69.2 million, $69.2 million and $90.0 million, respectively and an unamortized debt discount of $8.1 million, $8.9 million and $14.5 million, respectively.

(c)	The Senior Notes were issued on April 7, 2011.
(d)

At March 31, 2012 and December 31, 2011, the balance consisted of obligations under capital leases and at April 2, 2011, the balance consisted primarily of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases.

(e)	The Convertible Notes were reflected as a current liability since they were convertible at March 31, 2012, December 31, 2011 and April 2, 2011.

Euro Notes

On July 6, 2006, the Company completed the issuance of the 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes (the “Euro Notes”) due July 8, 2013. The net proceeds of the offering were used to refinance the Company’s then outstanding 350.0 million euro 6.625% Notes due August 7,

2006, which were originally issued on August 7, 2001. The Euro Notes are listed on the Luxembourg Stock Exchange and bear interest from and including July 6, 2006, payable annually in arrears on July 8 of each year beginning on July 8, 2007. A portion of the Euro Notes was designated as a hedge of the Company’s net investment in certain of the Company’s euro-denominated functional currency subsidiaries (see Note 15 – Derivative Instruments).

On April 8, 2011, the Company completed a tender offer (the “Tender Offer”), whereby it repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. On December 15, 2011, the Company repurchased 100.0 million euro aggregate principal amount of the Euro Notes in a privately-negotiated transaction for total consideration of 100.5 million euro, plus accrued interest.

In the first quarter of 2012, in a privately-negotiated transaction, the Company repurchased 40.0 million euro aggregate principal amount of the Euro Notes for total consideration of 40.6 million euro, plus accrued interest. The Company recognized a $0.8 million pretax loss on the extinguishment of debt in the first quarter of 2012.

Convertible Notes

On June 24, 2009, the Company issued $90.0 million Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility (as amended, the “Amended Facility”).

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. If the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $4.2912 (which is 120% of the applicable conversion price) on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As a result of stock price performance, the Convertible Notes were convertible during the first quarter of 2012 and are convertible during the second quarter of 2012.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $1.8 million and $2.3 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

On December 21, 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of the Company’s common stock. The Company paid accrued interest on the holder’s Convertible Notes through the settlement date in cash. The Company allocated $18.3 million of the consideration to the liability component and $5.2 million to the equity component.

On March 30, 2012, holders of $22.6 million aggregate principal amount of the Convertible Notes entered agreements with the Company to convert all such outstanding Convertible Notes into 6,493,144 shares of the Company’s common stock. The Company paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. The transaction closed on April 3, 2012. The Company recorded a pretax charge of $2.1 million related to its estimated loss on the extinguishment of debt during the three months ended March 31, 2012.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes (the “Senior Notes”). The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. The Company used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. The Senior Notes are guaranteed on a senior secured basis by certain of the Company’s current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company’s trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Company’s Amended Facility.

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

Pursuant to a registration rights agreement executed as part of the offering, the Company agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Senior Notes. As of the date of this filing, the registration statement has not been filed, and the Company is currently required to pay additional interest to the holders of the Senior Notes until the obligations under the registration rights agreement are fulfilled. The Company is required to pay additional interest of 0.25% during the 90-day period subsequent to April 7, 2012; the interest rate will increase by 0.25% at the end of each subsequent 90-day period, up to a maximum of 1.0%.

Amended Facility

In May 2010, the Company completed a second amendment to and restatement of its Amended Facility, which was subsequently amended in March 2011, September 2011 and November 2011 to permit the various corporate, debt financing, disposal and other transactions that the Company completed. Availability under the Company’s Amended Facility is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of the Company’s eligible accounts receivable and inventory. A portion of the funds available under the Amended Facility not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million. The Amended Facility is secured by a first priority lien on substantially all of the Company’s assets and includes a $200.0 million multi-currency revolving credit line and a $150.0 million US Dollar credit line. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

The Amended Facility restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Facility (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under the Amended Facility falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provides for the inclusion of an intangible asset value of $30.0 million in the borrowing base which declines in value over two years; (v) permitted the incurrence of liens and sale of assets in connection with the grant and exercise of the purchase option under the 2009 license agreement with JCPenney; and (vi) permitted the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.

The funds available under the Amended Facility may be used to refinance or repurchase certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit. The Amended Facility contains customary events of default clauses and cross-default provisions with respect to the Company’s other outstanding indebtedness, including the Euro Notes, the Convertible Notes and Senior Notes. The Amended Facility will expire in August 2014, provided that in the event that the remaining Euro Notes are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that the Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

The Company currently believes that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of March 31, 2012, availability under the Company’s Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued (b)	Available Capacity	Excess Capacity (c)

Revolving credit facility (a)	$350,000	$283,259	$ --	$27,322	$255,937	$210,937

(a)	Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Included $2.7 million of outstanding MEXX letters of credit that were cash collateralized as of the MEXX closing on October 31, 2011.
(c)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $45.0 million.

9.     FAIR VALUE MEASUREMENTS

The Company utilizes the following three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 –	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

Level 2
In thousands	April 2, 2011
Financial Liabilities:
Derivatives	$(6,487)

The fair values of the Company’s Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments included volatilities, discount rates and estimated credit losses.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on such fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			for the Three Months Ended
In thousands	March 31, 2012	Level 1	Level 2	Level 3	March 31, 2012
Property and equipment	$11,957	$--	$--	$11,957	$4,140

As a result of a decline in the estimated fair value of the Company’s Ohio distribution center and the decisions to exit certain retail locations of JUICY COUTURE and LUCKY BRAND, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on such fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			for the Three Months Ended
In thousands	April 2, 2011	Level 1	Level 2	Level 3	April 2, 2011
Property and equipment	$299	$--	$--	$299	$301

As a result of the decision to exit certain LUCKY BRAND retail locations, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges of $0.3 million, which were recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using unobservable inputs including the Company’s forecasted cash flows and the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	March 31, 2012		December 31, 2011		April 2, 2011
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$ 104,434	$ 108,654	$ 145,491	$ 157,139	$ 432,958	$ 497,398
6.0% Convertible Senior Notes, due June 2014 (a)	261,059	61,061	174,397	60,270	154,890	75,470
10.5% Senior Secured Notes due April 2019 (a)	243,925	220,082	234,850	220,085	--	--
Revolving credit facility (b)	--	--	--	--	129,173	129,173

(a)              Carrying values include unamortized debt discount or premium.

(b)             Borrowings under the Amended Facility bear interest based on market rates; accordingly, its fair value approximates its carrying value.

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

10.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and QVC, Inc. (“QVC”) resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. The Company is currently in discussions with Li & Fung regarding a potential refund in connection with the Company’s sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks and the early termination of the Company’s former DKNY® Jeans and DKNY® Active license. The Company does not believe any such amount will be material in the aggregate. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and MEXX Canada retail stores discussed above, an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 139 such leases. As of March 31, 2012, the future aggregate payments under these leases amounted to $221.9 million and extended to various dates through 2025.

Other

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which will result in the termination of all or a significant portion of its union employees (see Note 11 – Streamlining Initiatives). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to its estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and the Company previously estimated that it would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments commencing in 2012. In February 2012, the Company was notified by the Fund that the Fund calculated the total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund’s notice, the Company recorded an additional charge of $1.5 million to SG&A in the fourth quarter of 2011.

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

In the fourth quarter of 2011, the Company commenced streamlining initiatives that impacted all of its reportable segments and included rationalization of office space and staff reductions, which are expected to be completed by the end of 2012. In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which are expected to be completed in the fourth quarter of 2012. In the first quarter of 2011, the Company initiated actions to reduce staff at JUICY COUTURE. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges.

For the three months ended March 31, 2012, the Company recorded pretax charges totaling $10.3 million related to these initiatives. The Company expects to pay approximately $34.6 million of accrued streamlining costs in the next 12 months. For the three months ended April 2, 2011, the Company recorded pretax charges of $3.7 million related to these initiatives, including $2.1 million of payroll and related costs, $1.0 million of contract termination costs, $0.1 million of asset write-downs and disposals and $0.5 million of other costs. Approximately $3.8 million and $0.1 million of these charges were non-cash during the three months ended March 31, 2012 and April 2, 2011, respectively.

For the three months ended March 31, 2012 and April 2, 2011, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Three Months Ended
In thousands	March 31, 2012 (13 Weeks)	April 2, 2011 (13 Weeks)
JUICY COUTURE	$2,831	$2,084
LUCKY BRAND	2,668	155
KATE SPADE	2,244	207
International-Based Direct Brands (a)	--	76
Adelington Design Group & Other	2,577	1,130
Total	$10,320	$3,652

(a)          Represents allocated corporate charges that were not reported as discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at December 31, 2011	$7,416	$17,844	$--	$30,929	$56,189
2012 provision	4,069	288	3,756	2,207	10,320
2012 asset write-downs	--	--	(3,756)	--	(3,756)
Translation difference	19	12	--	5	36
2012 spending	(2,769)	(8,248)	--	424	(10,593)
Balance at March 31, 2012	$8,735	$9,896	$--	$33,565	$52,196

12.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Three Months Ended
In thousands	March 31, 2012 (13 Weeks)	April 2, 2011 (13 Weeks)
Loss from continuing operations	$(51,730)	$(53,057)
Loss from discontinued operations, net of income taxes	(8,910)	(43,288)
Net loss	$(60,640)	$(96,345)

Basic weighted average shares outstanding	101,104	94,399
Stock options and nonvested shares(a)(b)	--	--
Convertible Notes(c)	--	--
Diluted weighted average shares outstanding(a)(b)(c)	101,104	94,399

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.51)	$(0.56)
Loss from discontinued operations	$(0.09)	$(0.46)
Net loss	$(0.60)	$(1.02)

(a)              Because the Company incurred a loss from continuing operations for the three months ended March 31, 2012 and April 2, 2011, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the three months ended March 31, 2012 and April 2, 2011, approximately 6.0 million and 7.5 million outstanding stock options, respectively and approximately 0.6 million and 0.9 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)              Excludes approximately 1.2 million and 1.0 million nonvested shares for the three months ended March 31, 2012 and April 2, 2011, respectively, for which the performance criteria have not yet been achieved.

(c)              Because the Company incurred a loss from continuing operations for the three months ended March 31, 2012 and April 2, 2011, approximately 19.0 million and 8.4 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

13.    ADDITIONAL FINANCIAL INFORMATION

Licensing-Related Transactions

During the fourth quarter of 2011, the Company completed various disposal or sale transactions, including: (i) the sale of the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney for $267.5 million and (ii) the sale of the DANA BUCHMAN trademark to Kohl’s and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar, for aggregate consideration of $39.8 million.

In connection with these transactions, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl’s with DANA BUCHMAN-branded jewelry for two years; and (v) an exclusive license to produce and sell jewelry under the KENSIE brand name.

On August 11, 2011, the Company amended its long-term license agreement with Elizabeth Arden, Inc. (“Elizabeth Arden”), which included the sale of the trademarks for its former Curve brand and selected other smaller fragrance brands. The amendment also included (i) a lower effective royalty rate associated with the fragrance brands that remain under license, including the JUICY COUTURE and LUCKY BRAND fragrances; (ii) a reduction in the future minimum guaranteed royalties for the term of the license; and (iii) a pre-payment of certain royalties. The Company received $58.4 million in connection with this transaction.

The Company had an exclusive license agreement with an affiliate of Donna Karan International, Inc. (“DKI”) to design, produce, market and sell men’s and women’s jeanswear and activewear and women’s sportswear products in the Western Hemisphere under the “DKNY® Jeans” and “DKNY® Active” marks and logos. On October 11, 2011, the Company agreed to an early termination of the DKNY® Jeans and DKNY® Active license with DKI in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® Mens Sportswear license. The DKNY® Jeans and DKNY® Active license terminated on January 3, 2012, one year ahead of the scheduled license maturity.

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the three months ended March 31, 2012 and April 2, 2011, the Company received net income tax refunds of $1.2 million and $1.0 million, respectively and made interest payments of $1.6 million and $1.4 million, respectively. As of March 31, 2012, December 31, 2011 and April 2, 2011, the Company accrued capital expenditures totaling $4.6 million, $6.4 million and $4.5 million, respectively.

Depreciation and amortization expense for the three months ended March 31, 2012 and April 2, 2011 included $3.1 million and $1.7 million, respectively, related to amortization of deferred financing costs.

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made a $2.5 million capital contribution to KSC in the fourth quarter of 2011 and a $3.0 million capital contribution in the first quarter of 2012. The Company is required to make additional capital contributions to KSC of $2.0 million in the remainder of 2012 and $5.5 million in 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe.

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

The Company’s equity in earnings of its equity investees was $0.1 million and $0.3 million in the first quarter of 2012 and 2011, respectively. As of March 31, 2012, December 31, 2011 and April 2, 2011, the Company recorded $21.0 million, $19.1 million and $13.7 million, respectively, related to its investments in equity investees, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the MEXX Transaction (see Note 1 – Basis of Presentation), the Company retains an 18.75% ownership interest in NewCo and accounts for such investment at cost. The Company’s cost investment was valued at $10.0 million as of March 31, 2012 and December 31, 2011 and was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

14.    SEGMENT REPORTING

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2011, the Company determined that it would disaggregate its former Domestic-Based Direct Brands segment into three reportable segments, JUICY COUTURE, KATE SPADE and LUCKY BRAND. The operations of the Company’s former Partnered Brands segment have become the Company’s Adelington Design Group & Other segment. The four reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company configured its operations into the following four reportable segments, each reflecting the different financial missions, cultural profiles and focal points appropriate for these four reportable segments:

•                  JUICY COUTURE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

•                  KATE SPADE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE and JACK SPADE brands.

•                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

•                  Adelington Design Group & Other segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORE NEW YORK brand.

As discussed in Note 1 – Basis of Presentation, on October 31, 2011, the Company completed the sale of 81.25% of its global MEXX business, which was represented by the Company’s former International-Based Direct Brands reportable segment. The operating loss associated with the International-Based Direct Brands segment included allocated corporate expenses that could not be reported as discontinued operations and are reflected in the Company’s 2011 segment results.

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

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended March 31, 2012 (13 weeks)
JUICY COUTURE	$110,200	34.7%	$(14,124)	(12.8)%
LUCKY BRAND	100,413	31.7%	(15,384)	(15.3)%
KATE SPADE	86,447	27.3%	4,275	4.9%
Adelington Design Group & Other	20,087	6.3%	(7,709)	(38.4)%
Totals	$317,147	100.0%	$(32,942)	(10.4)%

Three Months Ended April 2, 2011 (13 weeks)
JUICY COUTURE	$115,300	34.9%	$(4,308)	(3.7)%
LUCKY BRAND	83,475	25.2%	(16,221)	(19.4)%
KATE SPADE	59,247	17.9%	1,663	2.8%
International-Based Direct Brands	--	-- %	(2,565)	-- %
Adelington Design Group & Other	72,660	22.0%	853	1.2%
Totals	$330,682	100.0%	$(20,578)	(6.2)%

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended March 31, 2012 (13 weeks)
Domestic	$303,105	95.6%	$(31,891)	(10.5)%
International	14,042	4.4%	(1,051)	(7.5)%
Totals	$317,147	100.0%	$(32,942)	(10.4)%

Three Months Ended April 2, 2011 (13 weeks)
Domestic	$315,290	95.3%	$(25,421)	(8.1)%
International	15,392	4.7%	4,843	31.5%
Totals	$330,682	100.0%	$(20,578)	(6.2)%

There were no significant changes in segment assets during the three months ended March 31, 2012.

15.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company previously utilized foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities, substantially all of which related to the global MEXX business. As of March 31, 2012 and December 31, 2011, the Company had no outstanding forward contracts.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments

In thousands	Asset Derivatives			Liability Derivatives

Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

April 2, 2011	Other current assets	$--	$--	Accrued expenses	$97,788	$6,417

	Foreign Currency Contracts Not Designated as Hedging Instruments

In thousands	Asset Derivatives			Liability Derivatives

Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

April 2, 2011	Other current assets	$--	$--	Accrued expenses	$6,500	$70

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
Three months ended April 2, 2011	$ (5,613)	Discontinued operations, net of income taxes	$ 414	$ (74)

The Company hedged its net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge was effective, related foreign currency translation gains and losses were recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge were recognized in current operations within Other expense, net.

As of April 2, 2011, the Company dedesignated an aggregate 230.0 million euro of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries.

In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, the Company dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company’s net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes are recorded in earnings beginning on November 1, 2011.

The Company recognized the following foreign currency translation losses related to the net investment hedge:

	Three Months Ended
In thousands	March 31, 2012 (13 weeks)	April 2, 2011 (13 weeks)
Effective portion recognized within Accumulated OCI	$ --	$ (10,225)
Ineffective portion recognized within Other expense, net	(3,960)	(19,595)

Also, as a result of the sale of an 81.25% interest in the global MEXX business, the Company’s net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on the Company’s Euro Notes through October 31, 2011 was written off.

16.    SHARE-BASED COMPENSATION

The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

The Company issues stock options and restricted shares as well as shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7-10 years. In March 2012, the Company’s Compensation Committee approved the accelerated vesting of a former executive officer’s unvested 2010 and 2011 semiannual option grants, as well as his sign-on restricted stock and special retention stock awards, upon his separation from the Company.

Compensation expense for restricted shares, including shares with performance features, is measured at fair value on the date of grant based on the number of shares granted and the quoted market price of the Company’s common stock. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

Compensation expense for restricted share units with performance features and a market condition is measured at fair value, subject to the market condition on the date of grant and based on the number of shares expected to vest subject to the performance condition. Such value is recognized as expense over the vesting period of the award, net of estimated forfeitures.

Compensation expense related to the Company’s share-based payment awards totaled $3.5 million and $1.7 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Three Months Ended
Valuation Assumptions:	March 31, 2012	April 2, 2011
Weighted-average fair value of options granted	$5.84	$2.50
Expected volatility	63.3%	56.9% to 58.8%
Weighted-average volatility	63.3%	58.4%
Expected term (in years)	5.1	5.0
Dividend yield	—	—
Risk-free rate	0.2% to 3.8%	0.3% to 5.3%
Expected annual forfeiture	13.5%	12.6%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2012 and 2011. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under stock option plans as of March 31, 2012 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	7,002,238	$ 11.22	4.7	$ 19,206
Granted	475,000	11.10
Exercised	(1,177,800)	4.65		8,601
Cancelled/expired	(283,713)	19.80
Outstanding at March 31, 2012	6,015,725	$ 12.09	4.7	$ 34,454

Vested or expected to vest at March 31, 2012	5,274,685	$ 12.85	4.5	$ 29,476

Exercisable at March 31, 2012	3,217,350	$ 17.03	3.6	$ 15,008

As of March 31, 2012, there were approximately 2.8 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.37.

As of March 31, 2012, there was $8.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the three month periods ended March 31, 2012 and April 2, 2011 was $3.0 million and $2.9 million, respectively.

Restricted Stock

In 2012, the Company granted 535,000 performance share units with a two year performance period and a three year service period, subject to a market condition adjustment, to a group of key executives. The performance criteria include certain earnings metrics for consecutive periods through December 2013 with the number of shares to be earned ranging from 0 to 150% of the target amount.  At December 31, 2014, the total units earned, if any, will be adjusted by applying a modifier, ranging from 50%-150%.  The amount of such modifier will be determined by comparing the Company’s total shareholder return (“TSR”) to the relative TSR of the S&P SmallCap 600 companies over the three year period, where the Company’s TSR is based on the change in its stock price.

The fair value for the performance share units granted is calculated using the Monte Carlo simulation model for the TSR modifier market condition. For the three months ended March 31, 2012, the following assumptions were used in determining fair value:

Three Months Ended
Valuation Assumptions:	March 31, 2012
Weighted-average fair value	$12.18
Historic volatility	76.4%
Expected term (in years)	2.86
Dividend yield	—
Risk-free rate	0.41%
Expected annual forfeiture	13.5%

A summary of award activity under restricted stock plans as of March 31, 2012 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2011 (a)	1,570,101	$6.23
Granted (b)	649,100	11.99
Vested	(288,250)	6.80
Cancelled	(172,575)	6.20
Nonvested stock at March 31, 2012 (a) (b)	1,758,376	$8.27

Expected to vest as of March 31, 2012	677,746	$8.44

(a)              Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

(b)              Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014.

As of March 31, 2012, there was $4.4 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the three month periods ended March 31, 2012 and April 2, 2011 was $2.0 million and $1.1 million, respectively.

17.    LEGAL PROCEEDINGS

A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the “Footwear License Agreement”). The Company sent plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserted claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud and brand dilution. Plaintiffs sought both declaratory and injunctive relief, as well as damages of not less than $125.0 million. On February 17, 2011, the Company moved to dismiss the amended complaint in its entirety. On November 16, 2011, the Court granted in part and denied in part the Company’s motion to dismiss.

Additionally, on November 4, 2010, plaintiffs moved for a preliminary injunction to enjoin the Company from: (i) interfering with plaintiffs’ purported right to sell merchandise bearing the LIZ CLAIBORNE family of trademarks; (ii) selling (or permitting any third party from selling) merchandise under the LIZ & CO. trademark; and (iii) terminating the Footwear License Agreement. On November 16, 2011, the Court granted in part and denied in part plaintiffs’ motion for a preliminary injunction. On December 2, 2011, plaintiffs again moved for a temporary restraining order and a preliminary injunction to prevent the termination of the Footwear License Agreement. On December 16, 2011, the Court denied plaintiffs’ motion for a temporary restraining order.

On December 15, 2011, the Company appealed the Court’s November 16, 2011 ruling. On January 5, 2012, plaintiffs appealed the Court’s November 16, 2011 ruling.

On March 21, 2012, the parties entered into a settlement agreement disposing of all disputes in connection with the lawsuit.  On April 2, 2012, the parties filed with the Court a stipulation of discontinuance of the lawsuit with prejudice.  Both parties have withdrawn their respective appeals.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In January 2012, we announced that we will change our name to “Fifth & Pacific Companies, Inc.” to better communicate our strategic focus on growing our three global lifestyle brands (JUICY COUTURE, KATE SPADE and LUCKY BRAND) and reflect the sale of the LIZ CLAIBORNE brand to J.C. Penney Corporation, Inc. (“JCPenney”), among other recent transactions. The change is expected to be effective on or about May 15, 2012, at which time we expect our stock will begin trading on the New York Stock Exchange (“NYSE”) as Fifth & Pacific Companies, Inc. under the symbol “FNP.”

Business Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The four reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in four reportable segments, as follows:

•                  JUICY COUTURE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our JUICY COUTURE brand.

•                  KATE SPADE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE and JACK SPADE brands.

•                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our LUCKY BRAND.

•                  Adelington Design Group & Other segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

The operations associated with our AXCESS brand concluded with Kohl’s Corporation (“Kohl’s”) in Fall 2011 and the operations of our former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group & Other segment.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, sustaining recent performance in connection with LUCKY BRAND, reinvigorating the JUICY COUTURE domestic business while expanding its international operations and continuing to drive profitable growth at KATE SPADE.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2011 Annual Report on Form 10-K.

Recent Developments

During 2011 and the first quarter of 2012, we completed various transactions that had a transformational impact on our portfolio of brands and significantly improved our liquidity and strengthened our balance sheet.

Dispositions

On November 2, 2011, we sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney for $267.5 million. The transaction provided for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK and LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for MONET. In connection with this transaction, we maintain: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC, Inc. (“QVC”) through the 2009 previously existing license between us and QVC; and (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel.

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

On October 24, 2011, we sold our KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC. On October 11, 2011, we sold our DANA BUCHMAN trademark to Kohl’s. The aggregate cash proceeds of these two transactions were $39.8 million. We will serve as the exclusive supplier of jewelry to Kohl’s for the DANA BUCHMAN brand for two years. We also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

On October 11, 2011, we agreed to an early termination of the DKNY® Jeans and DKNY® Active license with Donna Karan International (“DKI”) in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® Mens Sportswear license. The DKNY® Jeans and DKNY® Active license terminated on January 3, 2012, one year ahead of the scheduled license maturity.

In August 2011, we amended our long-term license agreement with Elizabeth Arden, which included the sale of the trademarks for our former Curve brand and selected other smaller fragrance brands. The amendment also included (i) a lower effective royalty rate associated with the fragrance brands that remain under license, including the JUICY COUTURE and LUCKY BRAND fragrances; (ii) a reduction in the future minimum guaranteed royalties for the term of the license; and (iii) a pre-payment of certain royalties. We received $58.4 million in connection with this transaction.

During the second quarter of 2011, we initiated actions to exit our 277 MONET concessions in Europe. As of December 31, 2011, we had completed substantially all of the planned closures.

Debt and Liquidity Enhancements

On April 3, 2012, holders of $22.6 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) converted all of such outstanding Convertible Notes into 6,493,144 shares of our common stock.

In the first quarter of 2012, in a privately-negotiated transaction, we repurchased 40.0 million euro aggregate principal amount of our 5.0% Notes due July 2013 (the “Euro Notes”) for total consideration of 40.6 million euro, plus accrued interest.

On December 21, 2011, a holder of $20.8 million aggregate principal amount of our Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of our common stock.

On December 15, 2011, in a privately-negotiated transaction, we repurchased 100.0 million euro aggregate principal amount of the Euro Notes for total consideration of 100.5 million euro, plus accrued interest.

On April 7, 2011, we completed an offering of $220.0 million 10.5% Senior Secured Notes (the “Senior Notes”). The Senior Notes mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund a cash tender offer (the “Tender Offer”) to repurchase 128.5 million euro aggregate principal amount of our Euro Notes. The remaining proceeds were used for general corporate purposes. These transactions extended the weighted average maturity profile of our debt.

On April 8, 2011, we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. For further information concerning our debt and credit facilities, see Note 8 of Notes to Condensed Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.

Using cash generated from the various disposal transactions, along with cash from continuing operations, we also repaid all outstanding indebtedness under our amended and restated revolving credit facility (as amended. the “Amended Facility”), leaving no amounts outstanding as of March 31, 2012 and $80.4 million of cash and marketable securities on hand.

Operational Initiatives

In August 2011, we entered into an agreement with Li & Fung Limited (“Li & Fung”) for distribution services in the United States for our Company-owned retail stores, as well as for our wholesale business. Upon implementation of this initiative, we will have significantly reduced our fixed cost base for distribution. Related functions such as logistics and compliance will remain in-house.

In June 2011, we established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10-year period and commenced operations in the fourth quarter of 2011.

In the fourth quarter of 2011, we initiated additional streamlining initiatives that impacted all of our reportable segments and included rationalization of office space and staff reductions, which are expected to be completed by the end of 2012. In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which are expected to be completed in the fourth quarter of 2012. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges (see Note 11 of Notes to Condensed Consolidated Financial Statements).

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

Discontinued Operations

We have completed various disposal transactions including: (i) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (ii) the closure of our LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (iii) the sale of an 81.25% interest in the global MEXX business in October 2011; (iv) the closure of MONET concessions in Europe in December 2011; and (v) the sale of KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The activities of the global MEXX business, KENSIE, KENSIE GIRL and MAC & JAC, our closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, our closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. We continue activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

Overall Results for the Three Months Ended March 31, 2012

Net Sales

Net sales for the first three months of 2012 were $317.1 million, a decrease of $13.6 million, or 4.1%, compared to net sales for the first three months of 2011. Excluding the impact of a $49.7 million decline in net sales related to brands that have been exited, net sales increased $36.1 million, or 10.9%. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand, due to the sales of the trademark rights for such brands in the fourth quarter of 2011.

Gross Profit and Loss from Continuing Operations

Gross profit in the first three months of 2012 was $179.1 million, an increase of $2.7 million compared to the first three months of 2011, primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments and improved gross profit rates at JUICY COUTURE, partially offset by decreased net sales in our Adelington Design Group & Other segment. Our gross profit rate increased from 53.3% in 2011 to 56.5% in 2012 due to an increased proportion of sales from direct-to-consumer operations in our KATE SPADE and LUCKY BRAND segments, as we continue to evolve our business model to a direct-to-consumer platform.

We recorded a loss from continuing operations of $51.7 million in the first three months of 2012, as compared to a loss from continuing operations of $53.0 million in the first three months of 2011. The period-over-period change primarily reflected: (i) a decrease in Other expense, net, which included foreign currency transaction losses of $2.2 million and $21.3 million in the first quarter of 2012 and 2011, respectively (see “Financial Position, Liquidity and Capital Resources –Hedging Activities”); (ii) an increase in gross profit; (iii) an increase in Selling, general & administrative expenses (“SG&A”); and (iv) a loss on extinguishment of debt.

Balance Sheet

We ended the first three months of 2012 with a net debt position (total debt less cash and marketable securities) of $317.1 million as compared to $697.6 million at the end of the first three months of 2011. The $380.5 million decrease in our net debt primarily reflected: (i) the receipt of $470.7 million primarily from sales transactions (including $20.0 million received from JCPenney, which is refundable under certain circumstances); (ii) the repurchase of 268.5 million euro aggregate principal amount of our Euro Notes, partially offset by the issuance of the Senior Notes; (iii) the conversion of $20.8 million of our Convertible Notes into 6,163,221 shares of our common stock; and (iv) the funding of $77.8 million of capital and in-store shop expenditures over the last 12 months, including $23.0 million to purchase our Ohio distribution center. We also generated $109.6 million in cash from continuing operations over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on four reportable segments.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED APRIL 2, 2011

The following table sets forth our operating results for the three months ended March 31, 2012 (comprised of 13 weeks) compared to the three months ended April 2, 2011 (comprised of 13 weeks):

	Three Months Ended		Variance
	March 31, 2012	April 2, 2011
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$317.1	$330.7	$(13.6)	(4.1)%

Gross Profit	179.1	176.4	2.7	1.5%

Selling, general & administrative expenses	212.0	197.0	(15.0)	(7.6)%

Operating Loss	(32.9)	(20.6)	(12.3)	(59.7)%

Other expense, net	(2.3)	(21.1)	18.8	89.1%

Loss on extinguishment of debt	(2.9)	--	(2.9)	*

Interest expense, net	(12.3)	(11.6)	(0.7)	(6.0)%

Provision (benefit) for income taxes	1.3	(0.3)	(1.6)	*

Loss from Continuing Operations	(51.7)	(53.0)	1.3	2.5%

Discontinued operations, net of income taxes	(8.9)	(43.3)	34.4	79.4%

Net Loss	$(60.6)	$(96.3)	$35.7	37.1%

*                 Not meaningful.

Net Sales

Net sales for the first quarter of 2012 were $317.1 million, a decrease of $13.6 million, or 4.1%, when compared to the first quarter of 2011. Excluding the impact of a $49.7 million decline in net sales related to brands that have been exited, net sales increased $36.1 million, or 10.9%. The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand, due to the sales of the trademark rights for such brands in the fourth quarter of 2011. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

Net sales results for our segments are provided below:

•                   JUICY COUTURE net sales were $110.2 million, a 4.4% decrease compared to 2011, which primarily reflected decreases in our wholesale non-apparel and specialty retail operations, partially offset by an increase in our e-commerce, licensing, outlet and wholesale apparel operations.

We ended the quarter with 78 specialty retail stores, 51 outlet stores and 5 concessions, reflecting the net addition over the last 12 months of 2 specialty retail stores. Key operating metrics for our JUICY COUTURE retail operations included the following:

—	Average retail square footage in the first three months of 2012 was approximately 418 thousand square feet, a 0.9% increase compared to 2011;
—	Sales productivity was $132 per average square foot as compared to $137 for the first three months of 2011; and
—	Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 4.1% in the first three months of 2012.

•                   LUCKY BRAND net sales were $100.4 million, a 20.3% increase compared to 2011, reflecting increases in our wholesale apparel, specialty retail, outlet and e-commerce operations, partially offset by a decrease in our wholesale non-apparel operations.

We ended the quarter with 178 specialty retail stores and 41 outlet stores, reflecting the net closure over the last 12 months of 7 specialty retail stores and the net addition of 2 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—	Average retail square footage in the first three months of 2012 was approximately 555 thousand square feet, a 2.5% decrease compared to 2011;
—	Sales productivity was $104 per average square foot as compared to $85 for the first three months of 2011; and
—	Comparable direct-to-consumer net sales, including e-commerce, increased by 21.4% in the first three months of 2012.

•                   KATE SPADE net sales were $86.4 million, a 45.9% increase compared to 2011, reflecting increases across all operations in the segment.

We ended the quarter with 51 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 8 specialty retail stores. Key operating metrics for our KATE SPADE retail operations included the following:

—	Average retail square footage in the first three months of 2012 was approximately 155 thousand square feet, an 8.1% increase compared to 2011;
—	Sales productivity was $206 per average square foot as compared to $177 for the first three months of 2011; and
—	Comparable direct-to-consumer net sales, including e-commerce, increased by 38.0% in the first three months of 2012.

•                   Adelington Design Group & Other net sales were $20.1 million, a decrease of $52.6 million, or 72.4%, compared to 2011, substantially all of which related to brands that have been exited. The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand, due to the sales of the trademark rights for such brands in the fourth quarter of 2011.

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

Gross Profit

Gross profit in the first quarter of 2012 was $179.1 million (56.5% of net sales), compared to $176.4 million (53.3% of net sales) in the first quarter of 2011. The increase in gross profit is primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our Adelington Design Group & Other segment. Gross profit improved at JUICY COUTURE, primarily driven by increased wholesale apparel, licensing and outlet sales. The gross profit rate improved due to the continued evolution of our business model to a direct-to-consumer platform.

Selling, General & Administrative Expenses

SG&A increased $15.0 million, or 7.6%, to $212.0 million in the first quarter of 2012 compared to the first quarter of 2011. The increase in SG&A reflected the following:

•	A $24.6 million increase in expenses associated with direct-to-consumer expansion, primarily at KATE SPADE and JUICY COUTURE, inclusive of increased advertising expenses;
•

A $6.2 million increase in expenses associated with our streamlining initiatives and brand-exiting activities, including $5.2 million related to the planned closure of our Ohio distribution center; and

•	An $13.2 million decrease primarily associated with our Adelington Design Group & Other segment related to the exited brands discussed above.

We also incurred SG&A in our International-Based Direct Brands segment of $2.6 million in the first quarter of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

SG&A as a percentage of net sales was 66.9%, compared to 59.6% in 2011, primarily reflecting increased SG&A in our KATE SPADE, JUICY COUTURE and LUCKY BRAND segments to support direct-to-consumer growth and decreased net sales in our Adelington Design Group & Other segment, which exceeded the proportionate reduction in SG&A.

Operating Loss

Operating loss for the first quarter of 2012 was $32.9 million ((10.4)% of net sales) compared to an operating loss of $20.6 million ((6.2)% of net sales) in 2011. Operating (loss) income by segment is provided below:

•

JUICY COUTURE operating loss was $14.1 million ((12.8)% of net sales), compared to an operating loss of $4.3 million ((3.7)% of net sales) in 2011. The period-over-period change reflected an increase in SG&A related to direct-to-consumer growth initiatives, including an increase in advertising expenses and professional fees, partially offset by increased gross profit.

•

LUCKY BRAND operating loss was $15.4 million ((15.3)% of net sales), compared to an operating loss of $16.2 million ((19.4)% of net sales) in 2011. The period-over-period change in operating loss reflected increased gross profit, as discussed above, and an increase in SG&A primarily related to an increase in corporate expense allocations.

•

KATE SPADE operating income was $4.3 million (4.9% of net sales), compared to $1.7 million (2.8% of net sales) in 2011. The period-over-period increase in operating income reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses and advertising expenses.

•

Adelington Design Group & Other operating loss was $7.7 million ((38.4)% of net sales), compared to operating income of $0.8 million (1.2% of net sales) in 2011. The increased operating loss reflected a decrease in gross profit partially offset by reduced SG&A, including a reduction related to the exited brands discussed above.

We also incurred an operating loss in our former International-Based Direct Brands segment in the first quarter of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

Other Expense, Net

Other expense, net amounted to $2.3 million and $21.1 million in the three months ended March 31, 2012 and April 2, 2011, respectively. Other expense, net consisted primarily of (i) foreign currency transaction gains and losses in the first three months of 2012 and 2011, including the impact of the dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency transaction gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our equity investees in 2012 and 2011.

Loss on Extinguishment of Debt

During the first quarter of 2012, we recorded a $2.9 million loss on the extinguishment of debt in connection with our estimated loss on the conversion of $22.6 million of our Convertible Notes into 6,493,144 shares of our common stock and the repurchase of 40.0 million euro aggregate principal amount of our Euro Notes.

Interest Expense, Net

Interest expense, net increased to $12.3 million for the three months ended March 31, 2012, as compared to $11.6 million for the three months ended April 2, 2011, reflecting $5.9 million of interest expense related to the Senior Notes, which were issued in April 2011, partially offset by a decrease of $4.4 million in interest expense due to the redemption of the Euro Notes discussed above and reduced borrowings under our Amended Facility.

Provision (Benefit) for Income Taxes

During the three months ended March 31, 2012, we recorded a provision for income taxes of $1.3 million, compared to a benefit for income taxes of $(0.3) million during the three months ended April 2, 2011. The income tax provision for the three months ended March 31, 2012 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit for the three months ended April 2, 2011 primarily represented tax benefits on losses in continuing operations in certain jurisdictions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first quarter of 2012 decreased to $51.7 million, or (16.3)% of net sales, from $53.0 million in the first quarter of 2011, or (16.0)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.51) in 2012 and $(0.56) in 2011.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first quarter of 2012 was $8.9 million, reflecting a loss on disposal of discontinued operations of $6.2 million and a $2.7 million loss from discontinued operations. Loss from discontinued operations in the first quarter of 2011 was $43.3 million, reflecting a $9.1 million loss on disposal of discontinued operations and a $34.2 million loss from discontinued operations. EPS from discontinued operations was $(0.09) in 2012 and $(0.46) in 2011.

Net Loss

Net loss in the first quarter of 2012 decreased to $60.6 million from $96.3 million in the first quarter of 2011. EPS was $(0.60) in 2012 and $(1.02) in 2011.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfiguration of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; (v) fund operational and contractual obligations; and (vi) potentially repurchase or retire additional debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

As a result of a number of de-leveraging dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” we received $450.7 million of cash proceeds since August 11, 2011, predominantly from trademark sales. We also received an advance of $20.0 million (refundable to JCPenney under certain circumstances) in exchange for our agreement to develop exclusive brands for JCPenney by Spring 2014. We have used such proceeds in part to repay outstanding amounts under our Amended Facility and to repay a portion of our Euro Notes. As a result of these transactions, we have significantly improved our liquidity and enhanced our debt profile.

5.0% Euro Notes. On April 8, 2011, we completed the Tender Offer, whereby we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. On December 15, 2011, we repurchased 100.0 million euro aggregate principal amount of the Euro Notes in a privately-negotiated transaction for total consideration of 100.5 million euro, plus accrued interest.

In the first quarter of 2012, we repurchased 40.0 million euro aggregate principal amount of the Euro Notes in a privately-negotiated transaction for total consideration of 40.6 million euro, plus accrued interest. A total of 81.5 million aggregate principal amount of Euro Notes remains outstanding. We recognized a $0.8 million pretax loss on the extinguishment of debt in the first quarter of 2012.

6.0% Convertible Senior Notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the first quarter of 2012 and are convertible during the second quarter of 2012. If the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

On April 3, 2012, holders of $22.6 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,493,144 shares of our common stock. We paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. We recorded a pretax charge of $2.1 million related to our estimated loss on the extinguishment of debt during the three months ended March 31, 2012.

On December 21, 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of our common stock. We paid accrued interest on the holder’s Convertible Notes through the settlement date in cash.

10.5% Senior Secured Notes. The Senior Notes were issued on April 7, 2011, mature on April 15, 2019 and bear interest, which is payable semi-annually, at a rate of 10.5% per annum. We used the net proceeds of $212.9 million from the issuance of the Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes.

Pursuant to a registration rights agreement executed as part of the offering, we have agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Senior Notes. As of the date of this filing, the registration statement has not been filed and we are currently required to pay additional interest to the holders of the Senior Notes until the obligations under the registration rights agreement are fulfilled. We are required to pay additional interest of 0.25% during the 90-day period subsequent to April 7, 2012; the interest rate will increase by 0.25% at the end of each subsequent 90-day period, up to a maximum of 1.0%.

Amended Facility. Under the Amended Facility, availability is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. The Amended Facility will expire in August 2014, provided that in the event that our remaining Euro Notes due July 2013 are not refinanced, purchased or defeased prior to April 8, 2013, then the maturity date shall be April 8, 2013, and in the event that our Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. In both circumstances, if any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. We are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under the Amended Facility falls below the greater of $65.0 million and 17.5% of the then-applicable commitments. Our borrowing availability under the Amended Facility is determined primarily by the level of our eligible accounts receivable and inventory balances. In addition, the Amended Facility removed the springing fixed charge coverage covenant that was a condition of the prior amended and restated revolving credit agreement.

Based on our forecast of borrowing availability under the Amended Facility, including proceeds from the transactions discussed above, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Facility will be sufficient to fund our liquidity requirements for at least the next 12 months.

There can be no certainty that availability under the Amended Facility will be sufficient to fund our liquidity needs. Should we be unable to comply with the requirements in the Amended Facility, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the Amended Facility. Should we be unable to borrow under the Amended Facility, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Facility would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes, the Euro Notes and the Senior Notes.

The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any further adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability under the Amended Facility and to comply with other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations.

Because of the continuing uncertainty and risks relating to future economic conditions, we may, from time to time, explore various initiatives to improve our liquidity, including issuance of debt securities, sales of various assets, additional cost reductions and other measures. In addition, where conditions permit, we may also, from time to time, seek to retire, exchange or purchase our outstanding debt in privately-negotiated transactions or otherwise. We may not be able to successfully complete any such actions.

Cash and Debt Balances. We ended the first three months of 2012 with $80.4 million in cash and marketable securities, compared to $16.4 million at the end of the first three months of 2011 and with $397.5 million of debt outstanding at the end of the first three months of 2012, compared to $714.0 million at the end of the first three months of 2011. The $380.5 million decrease in our net debt position over the last twelve months primarily reflected: (i) the repurchase of 268.5 million euro aggregate principal amount of the Euro Notes; (ii) the repayment of all outstanding borrowings under our Amended Facility with proceeds from the sale of an 81.25% interest in the global MEXX business and other disposition transactions; and (iii) the conversion of $20.8 million aggregate principal amount of the Convertible Notes into 6,163,221 shares of our common stock. These decreases were partially offset by (i) the issuance of $220.1 million of Senior Notes; (ii) the use of cash to fund $77.8 million of capital and in-store shop expenditures, including $23.0 million to purchase our Ohio distribution center under the terms of the previously existing synthetic lease agreement; and (iii) investments in and advances to our equity investees of $5.5 million. We also generated $109.6 million in cash from continuing operations over the past 12 months. The effect of foreign currency translation on our outstanding Euro Notes decreased our debt balance by $7.2 million compared to April 2, 2011.

Accounts Receivable decreased $111.3 million, or 54.7%, at March 31, 2012 compared to April 2, 2011, primarily due to (i) the sale of an 81.25% interest in the global MEXX business and due to other brands that have been exited and (ii) decreased wholesale sales in our JUICY COUTURE segment. Accounts receivable decreased $27.2 million, or 22.7%, at March 31, 2012 compared to December 31, 2011, primarily reflecting timing of wholesale shipments.

Inventories decreased $127.1 million, or 41.8% at March 31, 2012 compared to April 2, 2011, primarily due to the sale of an 81.25% interest in the global MEXX business and due to other brands that have been exited. Such decreases in inventories were partially offset by an increase in KATE SPADE inventory to support growth initiatives, including retail store expansion. Inventories decreased $16.7 million, or 8.6%, compared to December 31, 2011, primarily due to the impact of brands that have been exited in our Adelington Design Group & Other segment.

Borrowings under our Amended Facility were zero during the first three months of 2012, compared to a peak of $166.4 million during the first three months of 2011 and were zero at March 31, 2012, compared to $129.2 million at April 2, 2011.

Net cash used in operating activities of our continuing operations was $31.1 million in the first three months of 2012, compared to $21.4 million in the first three months of 2011. This $9.7 million period-over-period change was primarily due to increased losses in 2012 compared to 2011 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), partially offset by a $2.1 million increase in working capital items. The operating activities of our discontinued operations used $6.0 million and $69.4 million of cash in the three months ended March 31, 2012 and April 2, 2011, respectively.

Net cash used in investing activities of our continuing operations was $17.1 million in the first three months of 2012, compared to $13.4 million in the first three months of 2011. Net cash used in investing activities in the three months ended March 31, 2012 primarily reflected the use of $14.0 million for capital and in-store shop expenditures and $3.0 million for investments in and advances to KSC. Net cash used in investing activities in the three months ended April 2, 2011 primarily reflected the use of $13.3 million for capital and in-store shop expenditures. The investing activities of our discontinued operations used $3.6 million of cash during the three months ended April 2, 2011, respectively.

Net cash (used in) provided by financing activities of our continuing operations was $(48.9) million in the first three months of 2012, compared to $76.8 million in the first three months of 2011. The $125.7 million period-over-period increase in the use of cash primarily reflected the use of $53.2 million to repay a portion of the Euro Notes and a $78.4 million decrease in net cash provided by borrowing activities under our Amended Facility, partially offset by an increase in proceeds from the exercise of stock options of $5.5 million. The financing activities of our discontinued operations provided $27.2 million of cash during the three months ended April 2, 2011.

Commitments and Capital Expenditures

During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. We are currently in discussions with Li & Fung regarding a potential refund in connection with the sale of our KENSIE, KENSIE GIRL and MAC & JAC trademarks and the early termination of our former DKNY® Jeans and DKNY® Active license; we do not believe any such amounts will be material in the aggregate. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 139 such leases. As of March 31, 2012, the future aggregate payments under these leases amounted to $221.9 million and extended to various dates through 2025.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will result in the termination of all or a significant portion of our union employees (see Note 11 of Notes to Condensed Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments commencing in 2012. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund’s notice, we recorded an additional charge of $1.5 million to SG&A in the fourth quarter of 2011. We intend to challenge the withdrawal liability calculation and payment schedule presented to us by the Fund, although under applicable law we must make the quarterly payments requested by the Fund pending resolution of our challenge.

As discussed above, we established KSC in June 2011. We made a capital contribution to KSC of $3.0 million in the first quarter of 2012 and are required to make additional capital contributions to KSC of $2.0 million during the remainder of 2012 and $5.5 million in 2013.

Additionally, we agreed that we or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

We will continue to closely manage spending, with a slight decrease in projected 2012 capital expenditures to approximately $75.0 million, compared to $77.1 million in 2011. These expenditures primarily relate to our plan to open 35 – 40 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our Amended Facility.

Debt consisted of the following:

In thousands	March 31, 2012	December 31, 2011	April 2, 2011

5.0% Euro Notes (a)	$108,654	$157,139	$497,398
6.0% Convertible Senior Notes(b)	61,061	60,270	75,470
10.5% Senior Secured Notes(c)	220,082	220,085	--
Revolving credit facility	--	--	129,173
Capital lease obligations	7,727	8,821	12,006
Total debt	$397,524	$446,315	$714,047

(a)

The change in the balance of these euro-denominated notes reflected the repurchase of 268.5 million euro of our Euro Notes since April 2, 2011 and the impact of changes in foreign currency exchange rates.

(b)

The balance at March 31, 2012, December 31, 2011 and April 2, 2011 represented principal of $69.2 million, $69.2 million and $90.0 million, respectively, and an unamortized debt discount of $8.1 million, $8.9 million and $14.5 million, respectively.

(c)	The Senior Notes were issued on April 7, 2011.

For information regarding our debt and credit instruments, refer to Note 8 of Notes to Condensed Consolidated Financial Statements.

Availability under the Amended Facility shall be the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. A portion of the funds available under the Amended Facility not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million.

As of March 31, 2012, availability under our Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued (b)	Available Capacity	Excess Capacity (c)

Revolving credit facility (a)	$350,000	$283,259	$ --	$27,322	$255,937	$210,937

(a)	Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Included $2.7 million of outstanding MEXX letters of credit that were cash collateralized as of the MEXX closing on October 31, 2011.
(c)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $45.0 million.

Off-Balance Sheet Arrangements

As of April 2, 2012, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we have previously utilized foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our European and Canadian entities, substantially all of which related to the global MEXX business.

We hedged our net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge was effective, related foreign currency translation gains and losses were recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge were recognized in current operations within Other expense, net.

As of April 2, 2011, we dedesignated an aggregate 230.0 million euro of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries.

In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, we dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company’s net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes are recorded in earnings beginning on November 1, 2011.

We recognized the following foreign currency translation losses related to the net investment hedge:

	Three Months Ended
	March 31, 2012	April 2, 2011
In thousands	(13 weeks)	(13 weeks)

Effective portion recognized within Accumulated OCI	$--	$(10,225)
Ineffective portion recognized within Other expense, net	(3,960)	(19,595)

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no significant changes in our critical accounting policies during the three months ended March 31, 2012. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and marketable securities, operating cash flows, letters of credit and our Amended Facility. Our floating rate Amended Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of March 31, 2012 and December 31, 2011, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility. As of April 2, 2011, our exposure to changing market rates was as follows:

Dollars in millions	April 2, 2011
Variable rate debt	$129.2
Average interest rate	4.73%

A ten percent change in the average rate would not have changed interest expense during the three months ended March 31, 2012, since no amounts were outstanding under our revolving credit facility during such time.

As of March 31, 2012, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Euro Notes, Convertible Notes and Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

As discussed above under “Hedging Activities,” we hedged our net investment position in certain euro functional subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. Since the completion of the MEXX Transaction on October 31, 2011, all transaction gains and losses related to the Euro Notes are reflected in Other expense, net. Beginning in the fourth quarter of 2011, we partially mitigated the impact of fluctuations in foreign currency exchange rates on our Euro Notes by maintaining euro-denominated cash accounts. A sensitivity analysis to changes in the US dollar when measured against the euro indicated that if the US dollar weakened by 10.0% against the euro as of March 31, 2012, foreign currency transaction loss of $5.5 million would be recorded in Other expense, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a foreign currency transaction gain of $5.5 million would be recorded in Other expense, net.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A lawsuit captioned LC Footwear, L.L.C., et al. v. L.C. Licensing, Inc., et al., was filed on November 2, 2010 in the Supreme Court of the State of New York, County of New York. The complaint asserted that the Company had, among other things, allegedly breached a license by and among the Company, L.C. Licensing, Inc. and L.C. Footwear, L.L.C. (the “Footwear License Agreement”). The Company sent plaintiffs a notice of default under the Footwear License Agreement on October 11, 2010. On December 22, 2010, the Company moved to dismiss the complaint in its entirety. In response, plaintiffs filed an amended complaint on January 14, 2011. The amended complaint asserted claims for breach of the Footwear License Agreement and the implied covenant of good faith and fair dealing therein, fraud and brand dilution. Plaintiffs sought both declaratory and injunctive relief, as well as damages of not less than $125.0 million. On February 17, 2011, the Company moved to dismiss the amended complaint in its entirety. On November 16, 2011, the Court granted in part and denied in part the Company’s motion to dismiss.

Additionally, on November 4, 2010, plaintiffs moved for a preliminary injunction to enjoin the Company from: (i) interfering with plaintiffs’ purported right to sell merchandise bearing the LIZ CLAIBORNE family of trademarks; (ii) selling (or permitting any third party from selling) merchandise under the LIZ & CO. trademark; and (iii) terminating the Footwear License Agreement. On November 16, 2011, the Court granted in part and denied in part plaintiffs’ motion for a preliminary injunction. On December 2, 2011, plaintiffs again moved for a temporary restraining order and a preliminary injunction to prevent the termination of the Footwear License Agreement. On December 16, 2011, the Court denied plaintiffs’ motion for a temporary restraining order.

On December 15, 2011, the Company appealed the Court’s November 16, 2011 ruling. On January 5, 2012, plaintiffs appealed the Court’s November 16, 2011 ruling.

On March 21, 2012, the parties entered into a settlement agreement disposing of all disputes in connection with the lawsuit.  On April 2, 2012, the parties filed with the Court a stipulation of discontinuance of the lawsuit with prejudice.  Both parties have withdrawn their respective appeals.

The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

There have not been any material changes during the quarter ended March 31, 2012 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended March 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
January 1, 2012 - January 28, 2012	--	$--	--	$28,749
January 29, 2012 - March 3, 2012	--	--	--	28,749
March 4, 2012 - March 31, 2012	4.4	12.33	--	28,749
Total -13 Weeks Ended March 31, 2012	4.4	$12.33	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Facility currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 3, 2012).

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Taxonomy Extension Presentation Linkbase Document.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
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

DATE:                                                           April 26, 2012

LIZ CLAIBORNE, INC.		LIZ CLAIBORNE, INC.

By:	/s/ George M. Carrara	By:	/s/ Elaine H. Goodell
	GEORGE M. CARRARA		ELAINE H. GOODELL
	Chief Financial Officer		Vice President - Corporate Controller and
	(Principal financial officer)		Chief Accounting Officer
(Principal accounting officer)