Form 10-Q
period 2012-06-30
Fifth & Pacific Companies, Inc.
filed 2012-07-26
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2012

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:   1-10689

     FIFTH & PACIFIC COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at July 16, 2012 was 113,092,559.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2012

(Unaudited)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “target,” “forecast,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast” or “currently envisions” and similar phrases. Forward-looking statements include statements regarding, among other items:

·

our ability to continue to have the necessary liquidity through cash flows from operations and availability under our amended and restated revolving credit facility may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory and the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level;

·	general economic conditions in the United States, Europe and other parts of the world, including the impact of debt reduction efforts in the United States;
·	levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;
·	restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;
·	changes in the cost of raw materials, labor, advertising and transportation, which could impact prices of our products;
·

our ability to successfully implement our long-term strategic plans, including the focus on our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands and expansion into markets outside of the US, such as KATE SPADE’s joint venture in China and the conditional exercise of our option to acquire the remaining 51.0% interest in the KATE SPADE joint venture in Japan, which is subject to the satisfaction of certain conditions;

·	our ability to sustain recent improved performance in our LUCKY BRAND business;
·	our ability to improve operations and results, the creative direction and product offering at our JUICY COUTURE brand;
·	our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;
·	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees;
·	whether or not the expected purchase of the 51.0% interest in the KATE SPADE Japan joint venture will be consummated;
·

our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

·

risks associated with the MEXX business, in which we hold a minority interest and the possible failure of such entity that may make our interest therein of little or no value and risks associated with the ability of the majority shareholder to operate the MEXX business successfully, which will impact the potential value of our minority interest;

·	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;
·	our ability to successfully develop or acquire new product lines or enter new markets or product categories, and risks related to such new lines, markets or categories;
·

risks associated with our exclusive supply arrangement for the LIZ CLAIBORNE family of brands with J.C. Penney Corporation, Inc. and the licensing arrangement with QVC, Inc., including, without limitation, our ability to maintain productive working relationships with these parties and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result;

·	the impact of the highly competitive nature of the markets within which we operate, both within the US and abroad;
·	our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;
·	risks associated with our buying/sourcing agreement with Li & Fung Limited (“Li & Fung”), which results in a single third party foreign buying/sourcing agent for a significant portion of our products;

·

risks associated with the closing of our Ohio distribution center and our US distribution services agreement with Li & Fung, which results in a single third party service provider for a significant portion of our US distribution and our ability to effectively transition our distribution function to Li & Fung within our expected timeline;

·	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product, tariffs and other trade barriers;
·

our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products, but political activity seeking to re-impose quota has been initiated or threatened;

·	our exposure to currency fluctuations;
·	risks associated with material disruptions in our information technology systems;
·	risks associated with privacy breaches;
·	risks associated with credit card fraud and identity theft;
·	risks associated with third party service providers, both domestic and overseas, including service providers in the area of e-commerce;
·	limitations on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and
·	the outcome of current and future litigation and other proceedings in which we are involved.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2011 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except where required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011	July 2, 2011
Assets
Current Assets:
Cash and cash equivalents	$173,039	$179,936	$26,680
Accounts receivable - trade, net	111,175	119,551	175,947
Inventories, net	187,878	193,343	315,128
Deferred income taxes	165	165	4,123
Other current assets	51,147	58,750	93,391
Total current assets	523,404	551,745	615,269

Property and Equipment, Net	209,416	238,664	362,537
Goodwill and Intangibles, Net	118,084	118,873	227,766
Deferred Income Taxes	--	--	2,316
Other Assets	49,586	40,722	39,398
Total Assets	$900,490	$950,004	$1,247,286

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term borrowings	$20,791	$4,476	$144,398
Convertible Senior Notes	28,300	60,270	76,407
Accounts payable	143,756	144,060	204,171
Accrued expenses	198,965	217,346	236,806
Income taxes payable	673	805	1,265
Deferred income taxes	16	16	4,920
Total current liabilities	392,501	426,973	667,967

Long-Term Debt	453,425	381,569	548,030
Other Non-Current Liabilities	215,001	236,696	208,747
Deferred Income Taxes	15,061	13,752	33,593
Commitments and Contingencies (Note 10)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	145,576	302,330	337,745
Retained earnings	1,115,562	1,246,063	1,231,535
Accumulated other comprehensive loss	(5,987)	(5,924)	(73,294)
	1,431,588	1,718,906	1,672,423
Common stock in treasury, at cost – 63,344,675, 75,592,899 and 81,843,442 shares	(1,607,086)	(1,827,892)	(1,883,474)
Total stockholders’ deficit	(175,498)	(108,986)	(211,051)
Total Liabilities and Stockholders’ Deficit	$900,490	$950,004	$1,247,286

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended		Three Months Ended

	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)	June 30, 2012 (13 Weeks)	July 2, 2011 (13 Weeks)

Net Sales
	$654,005	$690,965	$336,858	$360,283

Cost of goods sold	284,181	328,902	146,141	174,615

Gross Profit
	369,824	362,063	190,717	185,668

Selling, general & administrative expenses	440,309	422,836	228,260	225,863

Operating Loss
	(70,485)	(60,773)	(37,543)	(40,195)

Other income (expense), net	2,517	(23,895)	4,842	(2,755)

(Loss) gain on extinguishment of debt, net	(5,646)	6,547	(2,788)	6,547

Interest expense, net	(24,608)	(27,074)	(12,268)	(15,436)

Loss Before Provision for Income Taxes
	(98,222)	(105,195)	(47,757)	(51,839)

Provision for income taxes	3,059	1,686	1,794	1,985

Loss from Continuing Operations
	(101,281)	(106,881)	(49,551)	(53,824)

Discontinued operations, net of income taxes	(11,457)	(79,360)	(2,547)	(36,072)

Net Loss	$(112,738)	$(186,241)	$(52,098)	$(89,896)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.96)	$(1.13)	$(0.46)	$(0.57)
Net Loss	$(1.07)	$(1.97)	$(0.48)	$(0.95)

Weighted Average Shares, Basic and Diluted	104,984	94,423	108,863	94,447

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Six Months Ended		Three Months Ended

	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)	June 30, 2012 (13 Weeks)	July 2, 2011 (13 Weeks)

Net Loss
	$(112,738)	$(186,241)	$(52,098)	$(89,896)

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment, including Euro Notes in 2011 and other instruments, net of income taxes of $0, $1,636, $0 and $269, respectively	(18)	(2,426)	(53)	196

Unrealized losses on available-for-sale securities, net of income taxes of $0	(45)	(55)	(26)	(38)

Change in fair value of cash flow hedges, net of income taxes of $0, $(71), $0 and $127, respectively	--	(4,511)	--	1,318

Comprehensive Loss
	$(112,801)	$(193,233)	$(52,177)	$(88,420)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)
Cash Flows from Operating Activities:
Net loss	$(112,738)	$(186,241)
Adjustments to arrive at loss from continuing operations	11,457	79,360
Loss from continuing operations	(101,281)	(106,881)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	38,685	43,286
Loss on asset disposals and impairments, including streamlining initiatives, net	30,472	13,077
Share-based compensation	5,596	3,433
Foreign currency (gains) losses, net	(272)	26,485
Loss (gain) on extinguishment of debt	5,646	(6,547)
Other, net	(1,370)	(1,200)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	8,405	33,178
Decrease (increase) in inventories, net	5,484	(2,004)
Decrease (increase) in other current and non-current assets	1,343	(3,104)
Increase in accounts payable	1,872	7,130
Decrease in accrued expenses and other non-current liabilities	(46,474)	(21,794)
Net change in income tax assets and liabilities	2,023	3,362
Net cash used in operating activities of discontinued operations	(11,054)	(71,045)
Net cash used in operating activities	(60,925)	(82,624)

Cash Flows from Investing Activities:
Purchases of property and equipment	(30,549)	(45,381)
Payments for in-store merchandise shops	(1,301)	(1,265)
Investments in and advances to equity investees	(3,000)	--
Other, net	113	750
Net cash used in investing activities of discontinued operations	--	(12,372)
Net cash used in investing activities	(34,737)	(58,268)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	109,676	388,155
Repayment of borrowings under revolving credit agreement	(93,497)	(292,325)
Proceeds from issuance of Senior Secured Notes	164,540	220,094
Repayment of Euro Notes	(90,448)	(178,333)
Principal payments under capital lease obligations	(2,204)	(2,076)
Proceeds from exercise of stock options	5,574	25
Payment of deferred financing fees	(4,874)	(7,723)
Other, net	--	(637)
Net cash provided by financing activities of discontinued operations	--	20,477
Net cash provided by financing activities	88,767	147,657

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(2,799)

Net Change in Cash and Cash Equivalents	(6,897)	3,966
Cash and Cash Equivalents at Beginning of Period	179,936	22,714
Cash and Cash Equivalents at End of Period	$173,039	$26,680

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands, except per share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Fifth & Pacific Companies, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K. Information presented as of December 31, 2011 is derived from audited financial statements.

Effective May 14, 2012, the Company completed its previously announced corporate name change from Liz Claiborne, Inc. to better communicate its strategic focus on growing its three global lifestyle brands (JUICY COUTURE, KATE SPADE and LUCKY BRAND) and reflect the sale of the LIZ CLAIBORNE brand to J.C. Penney Corporation, Inc. (“JCPenney”), among other recent transactions. The Company’s stock trades on the New York Stock Exchange (“NYSE”) as Fifth & Pacific Companies, Inc. under the symbol “FNP.”

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The four reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considered economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in four reportable segments, as follows:

·                  JUICY COUTURE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

·                  KATE SPADE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE and JACK SPADE brands.

·                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the LUCKY BRAND.

·                  Adelington Design Group & Other segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

The operations of the Company’s AXCESS brand concluded with Kohl’s Corporation (“Kohl’s”) in Fall 2011 and the operations of its former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group & Other segment.

On November 2, 2011, the Company sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney for $267.5 million. The transaction provided for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK and LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for

MONET. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks are licensed back royalty-free to the Company until July 2020. Further, the Company serves as the exclusive supplier of jewelry to JCPenney for the LIZ CLAIBORNE and MONET brands. The transaction also included receipt by the Company of an advance of $20.0 million (refundable to JCPenney under certain circumstances, with the earliest possible repayment in the fourth quarter of 2012) in exchange for its agreement to develop exclusive brands for JCPenney by Spring 2014.

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

In December 2011, the Company substantially completed the exit of its 277 MONET concessions in Europe.

During the first quarter of 2011, the Company completed the closure of 82 LIZ CLAIBORNE concessions in Europe, which included the exit and transfer of title to property and equipment of certain locations in exchange for a nominal fee.

In January 2011, the Company completed the closure of 87 LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico.

The activities of the Company’s global MEXX business, its KENSIE, KENSIE GIRL and MAC & JAC brand, its closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. Certain amounts have been reclassified to conform to the current year presentation. The Company continues activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 2 – Discontinued Operations.

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. Management has evaluated events or transactions that have occurred from the balance sheet date through the date the Company issued these financial statements (see Note 18 – Subsequent Events).

NATURE OF OPERATIONS

Fifth & Pacific Companies, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2012 fiscal year, ending December 29, 2012, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter. The 2011 fiscal year, ending December 31, 2011, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the second quarter of 2012, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

2.    DISCONTINUED OPERATIONS

The Company has completed various disposal transactions including: (i) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (ii) the closure of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (iii) the closure of its MONET concessions in Europe in December 2011; (iv) the sale of an 81.25% interest in the global MEXX business in October 2011; and (v) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The Company recorded pretax charges of $8.9 million and $10.5 million during the six months ended June 30, 2012 and July 2, 2011, respectively, and $2.7 million and $1.4 million during the three months ended June 30, 2012 and July 2, 2011, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized Condensed Consolidated Statement of Operations data for discontinued operations are as follows:

	Six Months Ended		Three Months Ended

	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)	June 30, 2012 (13 Weeks)	July 2, 2011 (13 Weeks)
In thousands

Net sales
	$1,774	$390,366	$320	$192,948

Loss before (benefit) provision for income taxes	$(4,473)	$(67,796)	$(1,782)	$(32,653)
(Benefit) provision for income taxes	(1,887)	1,041	(1,939)	2,033
(Loss) income from discontinued operations, net of income taxes	$(2,586)	$(68,837)	$157	$(34,686)

Loss on disposal of discontinued operations, net of income taxes	$(8,871)	$(10,523)	$(2,704)	$(1,386)

For the six months ended June 30, 2012 and July 2, 2011, the Company recorded charges of $5.1 million and $19.5 million, respectively, and recorded insignificant charges for the three months ended June 30, 2012 and $9.2 million for the three months ended July 2, 2011, related to its streamlining initiatives within Discontinued operations, net of income taxes.

3.    STOCKHOLDERS’ DEFICIT

Activity for the six months ended June 30, 2012 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 31, 2011	$302,330	$1,246,063	$(1,827,892)
Net loss	--	(112,738)	--
Exercise of stock options	(10,642)	--	16,216
Restricted shares issued, net of cancellations and shares withheld for taxes	(3,951)	--	2,698
Share-based compensation	5,596	--	--
Dividend equivalent units vested	--	(1)	1
Exchange of Convertible Senior Notes, net	(147,757)	(17,762)	201,891
Balance as of June 30, 2012	$145,576	$1,115,562	$(1,607,086)

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

Accumulated other comprehensive loss consisted of the following:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011
Cumulative translation adjustment, net of income taxes of $0, $0 and $(2,541), respectively	$(6,102)	$(6,084)	$(66,397)
Unrealized losses on cash flow hedging derivatives, net of income taxes of $0, $0 and $562, respectively	--	--	(7,128)
Unrealized gains on available-for-sale securities, net of income taxes of $0	115	160	231
Accumulated other comprehensive loss, net of income taxes	$(5,987)	$(5,924)	$(73,294)

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

4.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011
Raw materials and work in process	$245	$230	$1,041
Finished goods (a)	187,633	193,113	314,087
Total inventories, net	$187,878	$193,343	$315,128

(a)              The decrease in the balance compared to July 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 – Basis of Presentation).

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011
Land and buildings (a)	$48,894	$72,009	$88,751
Machinery and equipment (b)	224,310	233,540	314,975
Furniture and fixtures (b)	127,221	127,913	262,347
Leasehold improvements (b)	253,384	249,734	484,221
	653,809	683,196	1,150,294
Less: Accumulated depreciation and amortization (b)	444,393	444,532	787,757
Total property and equipment, net	$209,416	$238,664	$362,537

(a)              The decrease in the balance compared to July 2, 2011 primarily reflected aggregate non-cash impairment charges of $31.0 million related to the Company’s Ohio distribution center and New Jersey corporate office and the sale of an 81.25% interest in the global MEXX business (see Note 1 – Basis of Presentation).

(b)              The decrease in the balance compared to July 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 – Basis of Presentation).

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2012 and July 2, 2011 was $29.7 million and $33.6 million, respectively, which included depreciation for property and equipment under capital leases of $1.5 million and $1.9 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended June 30, 2012 and July 2, 2011 was $14.4 million and $16.7 million, respectively, which included depreciation for property and equipment under capital leases of $0.8 million and $0.9 million, respectively. Machinery and equipment under capital leases was $22.6 million as of June 30, 2012, December 31, 2011 and July 2, 2011.

6.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	June 30, 2012	December 31, 2011	July 2, 2011

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,479	$1,479
Customer relationships (a)	13 years	6,439	9,478	12,399
Merchandising rights (b)	4 years	16,916	17,742	30,413
Other	4 years	2,322	2,322	2,322
Subtotal	6 years	27,156	31,021	46,613
Accumulated amortization:
Owned trademarks		(1,276)	(1,112)	(933)
Customer relationships		(2,801)	(5,426)	(4,987)
Merchandising rights		(12,151)	(12,837)	(23,872)
Other		(1,867)	(1,792)	(1,717)
Subtotal		(18,095)	(21,167)	(31,509)
Net:
Owned trademarks		203	367	546
Customer relationships		3,638	4,052	7,412
Merchandising rights		4,765	4,905	6,541
Other		455	530	605
Total amortized intangible assets, net		9,061	9,854	15,104

Unamortized intangible assets:
Owned trademarks (c)		107,500	107,500	211,047
Total intangible assets, net		116,561	117,354	226,151

Goodwill		1,523	1,519	1,615
Total goodwill and intangibles, net		$118,084	$118,873	$227,766

(a)              The decrease in the balance compared to July 2, 2011 primarily reflected the write-off of the customer relationships associated with the Company’s former KENSIE and MAC & JAC brands.

(b)              The decrease in the balance compared to July 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business (see Note 1 – Basis of Presentation).

(c)              The decrease in the balance compared to July 2, 2011 primarily reflected the sale of an 81.25% interest in the global MEXX business, the sale of the MONET trademark rights in the US and Puerto Rico and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks (see Note 1 – Basis of Presentation).

Amortization expense of intangible assets was $1.7 million and $2.2 million for the six months ended June 30, 2012 and July 2, 2011, respectively, and $0.9 million and $1.1 million for the three months ended June 30, 2012 and July 2, 2011, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2012	$2.9
2013	2.3
2014	1.9
2015	1.2
2016	0.5

7.    INCOME TAXES

During the second quarter of 2012 and 2011, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the six and three months ended June 30, 2012 and July 2, 2011 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

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

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $1.5 million and $2.6 million within the next 12 months due to the expiration of certain statutes of limitation and various potential tax settlements. As of June 30, 2012, uncertain tax positions of $103.8 million exist, which would provide an effective rate impact in the future if subsequently recognized.

8.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011

5.0% Euro Notes, due July 2013 (a)	$66,923	$157,139	$321,323
6.0% Convertible Senior Notes, due June 2014 (b)	28,300	60,270	76,407
10.5% Senior Secured Notes, due April 2019 (c)	384,497	220,085	220,091
Revolving credit facility	16,179	--	140,054
Capital lease obligations	6,617	8,821	10,960
Total debt	502,516	446,315	768,835
Less: Short-term borrowings (d)	20,791	4,476	144,398
Convertible Notes (e)	28,300	60,270	76,407
Long-term debt	$453,425	$381,569	$548,030

(a)               The change in the balance of these euro-denominated notes reflected the repurchase of 168.6 million euro of the Company’s Euro Notes since July 2, 2011 and the impact of changes in foreign currency exchange rates.

(b)              The balance at June 30, 2012, December 31, 2011 and July 2, 2011 represented principal of $31.7 million, $69.2 million and $90.0 million, respectively and an unamortized debt discount of $3.4 million, $8.9 million and $13.6 million, respectively. The change in the balance primarily reflected the conversion of $58.4 million aggregate principal amount of Convertible Notes into 17.0 million shares of common stock since July 2, 2011.

(c)               The increase in the balance reflected the issuance of $152.0 million aggregate principal amount of Senior Secured Notes (the “Additional Notes”) at 108.25% of par value on June 8, 2012.

(d)              At June 30, 2012 and July 2, 2011, the balance consisted primarily of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases and at December 31, 2011, the balance consisted of obligations under capital leases.

(e)              The Convertible Notes were reflected as a current liability since they were convertible at June 30, 2012, December 31, 2011 and July 2, 2011.

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

On June 6, 2012, in a privately-negotiated transaction, the Company repurchased 28.6 million euro aggregate principal amount of the Euro Notes for total consideration of 29.6 million euro, plus accrued interest. The Company recognized a $1.3 million pretax loss on the extinguishment of debt in the second quarter of 2012.

Convertible Notes

On June 24, 2009, the Company issued $90.0 million Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility (as amended to date, the “Amended Facility”).

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. If the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $4.2912 (which is 120% of the applicable conversion price) on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As a result of stock price performance, the Convertible Notes were convertible during the second quarter of 2012 and are convertible during the third quarter of 2012.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount will be amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $3.0 million and $4.6 million for the six months ended June 30, 2012 and July 2, 2011, respectively, and $1.2 million and $2.3 million for three months ended June 30, 2012 and July 2, 2011, respectively.

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

On April 3, 2012, holders of $22.6 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 6,493,144 shares of the Company’s common stock. The Company paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. The Company allocated $21.7 million of the consideration to the liability component and $3.4 million to the equity component. The Company recognized a $2.1 million pretax loss on the extinguishment of debt in the first quarter of 2012.

On June 25, 2012, a holder of $15.0 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 4,346,376 shares of the Company’s common stock. The Company paid accrued interest on the holder’s Convertible Notes through the settlement date in cash. The Company allocated $14.7 million of the consideration to the liability component and $1.9 million to the equity component. The Company recognized a $1.4 million pretax loss on the extinguishment of debt in the second quarter of 2012.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes (the “Existing Senior Notes,” together with the Additional Notes, the “Senior Notes”). The Company used the net proceeds of $212.9 million from such issuance of the Existing Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company is using the net proceeds of $160.6 million from the issuance of the Additional Notes (i) to repay $36.7 million that the Company drew under the Amended Facility to fund the June 6, 2012 repurchase of 28.6 million euro aggregate principal amount of Euro Notes discussed above; (ii) to pay the consideration in the redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes (see Note 18 – Subsequent Events); (iii) to fund all or a portion of the consideration related to the Company’s conditional exercise of its option to purchase a 51.0% interest in Kate Spade Japan Co., Ltd. (“KSJ”), which is a joint venture that was formed between Sanei International Co., LTD (“Sanei”), a Japanese entity, and Kate Spade LLC, one of the Company’s wholly-owned subsidiaries (see Note 18 – Subsequent Events); and (iv) to pay associated fees and expenses. Any remaining net proceeds will be used for general corporate purposes.

The Senior Notes mature on April 15, 2019 and are guaranteed on a senior secured basis by certain of the Company’s current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company’s trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Company’s Amended Facility.

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

Pursuant to a registration rights agreement executed as part of the April 7, 2011 offering, the Company agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the April 7, 2011 offering of Existing Senior Notes. As of the date of this filing, the registration statement has not been filed, and the Company is currently required to pay additional interest to the holders of the Existing Senior Notes issued on April 7, 2011 until the obligations under the registration rights agreement are fulfilled. The Company was required to pay additional interest of 0.25% during the 90-day period subsequent to April 7, 2012; the interest rate increases by 0.25% at the end of each subsequent 90-day period, up to a maximum of 1.0%.

Pursuant to a registration rights agreement executed as part of the Additional Notes offering, the Company agreed, on or before October 15, 2012, (i) to use reasonable best efforts to consummate an offer, in exchange for the Existing Senior Notes, for new notes registered with the SEC with substantially identical terms as the Existing Senior Notes; (ii) to use reasonable best efforts to consummate an offer, in exchange for the Additional Notes, new notes registered with the SEC with substantially identical terms as the Additional Notes and to include the Additional Notes in any exchange offer registration statement for the Existing Senior Notes; and (iii) if required, to have a shelf registration statement declared effective with respect to resales of the Additional Notes. The Company will be required to pay additional interest to the holders of the Additional Notes if the obligations under the registration rights agreement are not fulfilled. The Company will be required to pay additional interest of 0.25% during the 90-day period subsequent to October 15, 2012; the interest rate increases by 0.25% at the end of each subsequent 90-day period, up to a maximum of 1.0%.

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

The funds available under the Amended Facility may be used to refinance or repurchase certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit. The Amended Facility contains customary events of default clauses and cross-default provisions with respect to the Company’s other outstanding indebtedness, including the Convertible Notes and Senior Notes. The Amended Facility will expire in August 2014, provided that in the event that the remaining Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. If any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

On June 5, 2012, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Amended Facility. The Fifth Amendment, among other things, permits the Company (i) to issue the Additional Notes, (ii) to pay the consideration for the June 6, 2012 Euro Notes repurchase and the July 12, 2012 Euro Notes redemption and (iii) to fund all or a portion of the KSJ buyout, subject to certain tests and conditions.

The Company currently believes that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of June 30, 2012, availability under the Company’s Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued (b)	Available Capacity	Excess Capacity (c)

Revolving credit facility (a)	$350,000	$385,613	$16,179	$28,200	$305,621	$260,621

(a)       Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)        Included $1.2 million of outstanding MEXX letters of credit that were cash collateralized as of the MEXX closing on October 31, 2011.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

Level 2
In thousands	July 2, 2011
Financial Assets:
Derivatives	$246
Financial Liabilities:
Derivatives	$(5,323)

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on such fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Six Months Ended	Three Months Ended
In thousands	June 30, 2012	Level 1	Level 2	Level 3	June 30, 2012	June 30, 2012
Property and equipment	$25,583	$--	$--	$25,583	$27,905	$23,765

In connection with a change in the pattern of use and likely disposal of the Company’s New Jersey corporate office, an impairment analysis was performed on the associated property and equipment. As a result of a decline in the estimated fair value of the Company’s Ohio distribution center, as well as the decisions to exit certain retail locations of JUICY COUTURE and LUCKY BRAND, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Six Months Ended	Three Months Ended
In thousands	July 2, 2011	Level 1	Level 2	Level 3	July 2, 2011	July 2, 2011
Property and equipment	$29,767	$--	$--	$ 29,767	$8,758	$8,457

As a result of the decision to exit certain LUCKY BRAND retail locations and close the Company’s Ohio distribution center, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using unobservable inputs including the Company’s forecasted cash flows and the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	June 30, 2012		December 31, 2011		July 2, 2011
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$69,483	$66,923	$145,491	$157,139	$276,642	$321,323
6.0% Convertible Senior Notes, due June 2014 (a)	97,515	28,300	174,397	60,270	152,453	76,407
10.5% Senior Secured Notes, due April 2019 (a)	413,660	384,497	234,850	220,085	224,493	220,091
Revolving credit facility (b)	16,179	16,179	--	--	140,054	140,054

(a)       Carrying values include unamortized debt discount or premium.

(b)       Borrowings under the Amended Facility bear interest based on market rate; accordingly, its fair value approximates its carrying value.

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

10.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and QVC, Inc. (“QVC”) resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and MEXX Canada retail stores (see Note 1 – Basis of Presentation), an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 138 such leases. As of June 30, 2012, the future aggregate payments under these leases amounted to $207.1 million and extended to various dates through 2025.

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

On June 27, 2012, the Company received notification of Gores’ calculation of the working capital adjustments related to the MEXX Transaction, pursuant to the terms of the agreement. The Company does not expect that any amount paid related to such adjustments will have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

11.    STREAMLINING INITIATIVES

In the fourth quarter of 2011, the Company commenced streamlining initiatives that impacted all of its reportable segments and included rationalization of office space and staff reductions, which are expected to be completed by the end of 2012. In connection with this initiative, in the second quarter of 2012, the Company commenced a reduction of the workforce in its corporate centers in New Jersey and New York. These actions resulted in charges related to severance and asset impairments and are expected to be completed in the fourth quarter of 2012.

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

For the six months ended June 30, 2012, the Company recorded pretax charges totaling $37.3 million related to these initiatives. The Company expects to pay approximately $19.7 million of accrued streamlining costs in the next 12 months. For the six months ended July 2, 2011, the Company recorded pretax charges of $37.9 million related to these initiatives, including $1.4 million of contract termination costs, $11.9 million of asset write-downs and disposals, $6.1 million of payroll and related costs and $18.5 million of other costs. Approximately $24.6 million and $11.9 million of these charges were non-cash during the six months ended June 30, 2012 and July 2, 2011, respectively.

For the six and three months ended June 30, 2012 and July 2, 2011, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Six Months Ended		Three Months Ended
In thousands	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)	June 30, 2012 (13 Weeks)	July 2, 2011 (13 Weeks)
JUICY COUTURE	$11,439	$14,716	$8,608	$12,632
LUCKY BRAND	9,734	4,824	7,066	4,669
KATE SPADE	8,805	3,114	6,561	2,907
International-Based Direct Brands (a)	--	395	--	319
Adelington Design Group & Other	7,350	14,814	4,773	13,684
Total	$37,328	$37,863	$27,008	$34,211

(a)       Represents allocated corporate charges that were not reported as discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at December 31, 2011	$7,416	$17,844	$--	$30,929	$56,189
2012 provision	7,875	1,673	24,584	3,196	37,328
2012 asset write-downs	--	--	(24,584)	--	(24,584)
Translation difference	(10)	(125)	--	--	(135)
2012 spending	(7,847)	(10,713)	--	(14,340)	(32,900)
Balance at June 30, 2012	$7,434	$8,679	$--	$19,785	$35,898

12.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Six Months Ended		Three Months Ended
In thousands	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)	June 30, 2012 (13 Weeks)	July 2, 2011 (13 Weeks)
Loss from continuing operations	$(101,281)	$(106,881)	$(49,551)	$(53,824)
Loss from discontinued operations, net of income taxes	(11,457)	(79,360)	(2,547)	(36,072)
Net loss	$(112,738)	$(186,241)	$(52,098)	$(89,896)

Basic weighted average shares outstanding	104,984	94,423	108,863	94,447
Stock options and nonvested shares (a)(b)	--	--	--	--
Convertible Notes (c)	--	--	--	--
Diluted weighted average shares outstanding (a)(b)(c)	104,984	94,423	108,863	94,447

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.96)	$(1.13)	$(0.46)	$(0.57)
Loss from discontinued operations	$(0.11)	$(0.84)	$(0.02)	$(0.38)
Net loss	$(1.07)	$(1.97)	$(0.48)	$(0.95)

(a)       Because the Company incurred a loss from continuing operations for the six and three months ended June 30, 2012 and July 2, 2011, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the six and three months ended June 30, 2012 and July 2, 2011, approximately 6.0 million and 7.4 million outstanding stock options, respectively, and approximately 0.5 million and 1.2 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)       Excludes approximately 1.2 million and 0.8 million nonvested shares for the six and three months ended June 30, 2012 and July 2, 2011, respectively, for which the performance criteria have not yet been achieved.

(c)        Because the Company incurred a loss from continuing operations for the six and three months ended June 30, 2012 and July 2, 2011, approximately 15.7 million and 25.2 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively and approximately 12.4 million and 25.2 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the six months ended June 30, 2012, the Company received net income tax refunds of $0.3 million. Net income tax refunds during the six months ended July 2, 2011 were not significant. During the six months ended June 30, 2012 and July 2, 2011, the Company made interest payments of $14.4 million and $12.6 million, respectively. As of June 30, 2012, December 31, 2011 and July 2, 2011, the Company accrued capital expenditures totaling $7.4 million, $6.4 million and $5.7 million, respectively.

Depreciation and amortization expense for the six months ended June 30, 2012 and July 2, 2011 included $6.0 million and $5.5 million, respectively, related to amortization of deferred financing costs.

During the six months ended June 30, 2012, holders of $37.6 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 10,839,520 shares of the Company’s common stock.

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions to KSC of $2.5 million in the fourth quarter of 2011, $3.0 million in the first half of 2012 and $2.0 million on July 10, 2012. The Company is required to make an additional capital contribution to KSC of $5.5 million in 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe.

Additionally, the Company agreed that it or one of its affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

On November 20, 2009, the Company and Sanei established KSJ. The joint venture is a Japanese corporation and its purpose is to market and distribute small leather goods and other fashion products and accessories in Japan under the KATE SPADE brand. The Company accounts for its 49.0% interest in KSJ under the equity method of accounting.

The Company’s equity in earnings of its equity investees was $1.0 million and $1.1 million in the six months ended June 30, 2012 and July 2, 2011, respectively, and $0.9 million and $0.8 million for the three months ended June 30, 2012 and July 2, 2011, respectively, which was included in Other income (expense), net on the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2012, December 31, 2011 and July 2, 2011, the Company recorded $22.5 million, $19.1 million and $15.2 million, respectively, related to its investments in and advances to equity investees, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the MEXX Transaction (see Note 1 – Basis of Presentation), the Company retains an 18.75% ownership interest in NewCo and accounts for such investment at cost. The Company’s cost investment was $10.0 million as of June 30, 2012 and December 31, 2011 and was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

14.    SEGMENT REPORTING

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. During the fourth quarter of 2011, the Company determined that it would disaggregate its former Domestic-Based Direct Brands segment into three reportable segments, JUICY COUTURE, KATE SPADE and LUCKY BRAND. The operations of the Company’s former Partnered Brands segment have become the Company’s Adelington Design Group & Other segment. The four reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company configured its operations into the following four reportable segments, each reflecting the different financial missions, cultural profiles and focal points appropriate for these four reportable segments:

·                  JUICY COUTURE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

·                  KATE SPADE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE and JACK SPADE brands.

·                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

·                  Adelington Design Group & Other segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

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

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Six Months Ended June 30, 2012 (26 weeks)
JUICY COUTURE	$215,147	32.9%	$(37,760)	(17.6)%
LUCKY BRAND	212,448	32.5%	(26,834)	(12.6)%
KATE SPADE	187,336	28.6%	6,424	3.4%
Adelington Design Group & Other	39,074	6.0%	(12,315)	(31.5)%
Totals	$654,005	100.0%	$(70,485)	(10.8)%

Six Months Ended July 2, 2011 (26 weeks)
JUICY COUTURE	$232,471	33.6%	$(19,577)	(8.4)%
LUCKY BRAND	180,622	26.1%	(26,254)	(14.5)%
KATE SPADE	127,383	18.4%	3,321	2.6%
International-Based Direct Brands	--	-- %	(5,853)	-- %
Adelington Design Group & Other	150,489	21.9%	(12,410)	(8.2)%
Totals	$690,965	100.0%	$(60,773)	(8.8)%

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended June 30, 2012 (13 weeks)
JUICY COUTURE	$104,947	31.2%	$(23,636)	(22.5)%
LUCKY BRAND	112,035	33.3%	(11,450)	(10.2)%
KATE SPADE	100,889	29.9%	2,149	2.1%
Adelington Design Group & Other	18,987	5.6%	(4,606)	(24.3)%
Totals	$336,858	100.0%	$(37,543)	(11.1)%

Three Months Ended July 2, 2011 (13 weeks)
JUICY COUTURE	$117,171	32.5%	$(15,269)	(13.0)%
LUCKY BRAND	97,147	27.0%	(10,033)	(10.3)%
KATE SPADE	68,136	18.9%	1,658	2.4%
International-Based Direct Brands	--	-- %	(3,288)	-- %
Adelington Design Group & Other	77,829	21.6%	(13,263)	(17.0)%
Totals	$360,283	100.0%	$(40,195)	(11.2)%

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Six Months Ended June 30, 2012 (26 weeks)
Domestic	$628,774	96.1%	$(61,070)	(9.7)%
International	25,231	3.9%	(9,415)	(37.3)%
Totals	$654,005	100.0%	$(70,485)	(10.8)%

Six Months Ended July 2, 2011 (26 weeks)
Domestic	$662,350	95.9%	$(68,526)	(10.3)%
International	28,615	4.1%	7,753	27.1%
Totals	$690,965	100.0%	$(60,773)	(8.8)%

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended June 30, 2012 (13 weeks)
Domestic	$325,669	96.7%	$(29,179)	(9.0)%
International	11,189	3.3%	(8,364)	(74.8)%
Totals	$336,858	100.0%	$(37,543)	(11.1)%

Three Months Ended July 2, 2011 (13 weeks)
Domestic	$347,060	96.3%	$(43,105)	(12.4)%
International	13,223	3.7%	2,910	22.0%
Totals	$360,283	100.0%	$(40,195)	(11.2)%

There were no significant changes in segment assets during the six and three months ended June 30, 2012.

15.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company previously utilized foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities, substantially all of which related to the global MEXX business. As of June 30, 2012 and December 31, 2011, the Company had no outstanding forward contracts.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

July 2, 2011	Other current assets	$--	$--	Accrued expenses	$70,026	$5,323

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

July 2, 2011	Other current assets	$15,718	$246	Accrued expenses	$--	$--

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
Six months ended July 2, 2011	$ (6,639)	Discontinued operations, net of income taxes	$ (2,057)	$ (169)
Three months ended July 2, 2011	(1,026)	Discontinued operations, net of income taxes	(2,471)	(95)

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

As of July 2, 2011, the Company dedesignated an aggregate 131.5 million euro of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries.

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

The Company recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Six Months Ended		Three Months Ended
In thousands	June 30, 2012 (26 weeks)	July 2, 2011 (26 weeks)	June 30, 2012 (13 weeks)	July 2, 2011 (13 weeks)
Effective portion recognized within Accumulated OCI	$ --	$ (13,610)	$ --	$ (3,385)
Ineffective portion recognized within Other income (expense), net	1,866	(25,900)	5,826	(6,305)

Also, as a result of the sale of an 81.25% interest in the global MEXX business, the Company’s net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on the Company’s Euro Notes through October 31, 2011 was written off.

The Company occasionally uses short-term foreign currency forward contracts to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, the Company entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. As of July 2, 2011, the Company had forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.7 million related to these derivative instruments were reflected within Other income (expense), net for the six and three months ended July 2, 2011.

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

Compensation expense related to the Company’s share-based payment awards totaled $5.6 million and $3.4 million for the six months ended June 30, 2012 and July 2, 2011 and $2.1 million and $1.7 million for the three months ended June 30, 2012 and July 2, 2011, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Six Months Ended
Valuation Assumptions:	June 30, 2012	July 2, 2011
Weighted-average fair value of options granted	$5.99	$2.50
Expected volatility	63.3%	56.9% to 58.8%
Weighted-average volatility	63.3%	58.4%
Expected term (in years)	5.1	5.0
Dividend yield	—	—
Risk-free rate	0.2% to 3.8%	0.3% to 5.3%
Expected annual forfeiture	13.5%	12.6%

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

A summary of award activity under stock option plans as of June 30, 2012 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	7,002,238	$ 11.22	4.7	$ 19,206
Granted	535,000	11.38
Exercised	(1,200,800)	4.64		8,818
Cancelled/expired	(322,188)	18.89
Outstanding at June 30, 2012	6,014,250	$ 12.13	4.4	$ 22,462

Vested or expected to vest at June 30, 2012	5,603,269	$ 12.50	4.3	$ 20,924

Exercisable at June 30, 2012	3,196,750	$ 17.04	3.3	$ 10,374

As of June 30, 2012, there were approximately 2.8 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.45.

As of June 30, 2012, there was $7.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the six month periods ended June 30, 2012 and July 2, 2011 was $3.1 million and $2.9 million, respectively.

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

The fair value for the performance share units granted is calculated using the Monte Carlo simulation model for the TSR modifier market condition. For the six months ended June 30, 2012, the following assumptions were used in determining fair value:

Six Months Ended
Valuation Assumptions:	June 30, 2012
Weighted-average fair value	$12.18
Historic volatility	76.4%
Expected term (in years)	2.86
Dividend yield	—
Risk-free rate	0.41%
Expected annual forfeiture	13.5%

A summary of award activity under restricted stock plans as of June 30, 2012 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2011 (a)	1,570,101	$6.23
Granted (b)	663,100	11.98
Vested	(295,000)	6.79
Cancelled	(228,925)	6.40
Nonvested stock at June 30, 2012 (a)(b)	1,709,276	$8.34

Expected to vest as of June 30, 2012	741,966	$9.00

(a)     Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

(b)     Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014.

As of June 30, 2012, there was $4.3 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the six month periods ended June 30, 2012 and July 2, 2011 was $2.0 million and $1.1 million, respectively.

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

18.    SUBSEQUENT EVENTS

On July 12, 2012, the Company completed the optional redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes for 55.4 million euro, plus accrued interest. The redemption was funded by a portion of the net proceeds from the Company’s issuance of Additional Notes in June 2012.

On July 13, 2012, the Company announced that Kate Spade, LLC exercised, on a conditional basis, an option to acquire the remaining 51.0% interest in KSJ from Sanei. The exercise of the option is subject to the satisfaction of a number of conditions, including completion of financial and other due diligence and the execution of a mutually satisfactory joint venture termination agreement. If the conditions are satisfied, the resulting purchase is expected to be completed in the fourth quarter of 2012. The expected purchase price, including debt repayment and related transaction fees, is estimated to be between $45.0 and $50.0 million. Any purchase will be funded by a portion of the net proceeds from the Company’s issuance of Additional Notes in June 2012, together with cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The four reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in four reportable segments, as follows:

·                  JUICY COUTURE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our JUICY COUTURE brand.

·                  KATE SPADE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE and JACK SPADE brands.

·                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our LUCKY BRAND.

·                  Adelington Design Group & Other segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

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

We have been greatly impacted by the economic downturn, including a drastic decline in consumer spending that began in the second half of 2008. Although the decline in consumer spending has moderated, unemployment levels remain high, consumer retail traffic remains inconsistent and the retail environment remains highly promotional. In addition, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. We will also continue to carefully manage liquidity and spending.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, sustaining recent improved performance in our LUCKY BRAND business, improving the operations and results, the creative direction and product offering at our JUICY COUTURE business while expanding its international operations, and continuing to drive profitable growth at KATE SPADE.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2011 Annual Report on Form 10-K.

Recent Developments

On July 13, 2012, we announced that our wholly-owned subsidiary Kate Spade, LLC exercised, on a conditional basis, an option to acquire the remaining 51.0% interest in Kate Spade Japan Co., Ltd. (“KSJ”) from Sanei International Co., LTD (“Sanei”). The exercise of the option is subject to the satisfaction of a number of conditions, including completion of financial and other due diligence and the execution of a mutually satisfactory joint venture termination agreement. If the conditions are satisfied, the resulting purchase is expected to be completed in the fourth quarter of 2012. The expected purchase price, including debt repayment and related transaction fees, is estimated to be between $45.0 and $50.0 million. Any purchase will be funded by a portion of the net proceeds from our June 8, 2012 issuance of $152.0 million aggregate principal amount (the “Additional Notes”) of 10.5% Senior Secured Notes due April 15, 2019, together with cash on hand.

During 2011 and through the second quarter of 2012, we completed various transactions that had a transformational impact on our portfolio of brands and significantly improved our liquidity and strengthened our balance sheet.

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

On October 11, 2011, we agreed to an early termination of the DKNY® Jeans and DKNY® Active license with Donna Karan International, Inc. (“DKI”) in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® Mens Sportswear license. The DKNY® Jeans and DKNY® Active license terminated on January 3, 2012, one year ahead of the scheduled license maturity.

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

In December 2011, we substantially completed the exit of our 277 MONET concessions in Europe.

Debt and Liquidity Enhancements

On July 12, 2012, we completed the optional redemption of the remaining 52.9 million euro aggregate principal amount of 5.0% Notes due July 2013 (the “Euro Notes”) for 55.4 million euro, plus accrued interest. The redemption was funded by a portion of the net proceeds from our issuance of Additional Notes in June 2012.

On June 8, 2012, we completed the offering of the Additional Notes, at 108.25% of par value. We are using the net proceeds of $160.6 million from the issuance of the Additional Notes (i) to repay $36.7 million that we drew under our amended and restated revolving credit facility (as amended to date, the “Amended Facility”) to fund the June 6, 2012 privately-negotiated repurchase of 28.6 million euro aggregate principal amount of Euro Notes; (ii) to pay the consideration in the July 12, 2012 redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes discussed above; (iii) to fund all or a portion of the consideration related to our conditional exercise of our option to purchase the remaining 51.0% interest in KSJ discussed above; and (iv) to pay associated fees and expenses. Any remaining proceeds will be used for general corporate purposes.

During the last 12 months, holders of $58.4 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) converted all of such outstanding Convertible Notes into 17.0 million shares of our common stock.

During the last 12 months, in privately-negotiated transactions, we repurchased 168.6 million euro aggregate principal amount of the Euro Notes for total consideration of 170.7 million euro, plus accrued interest.

On April 7, 2011, we completed an offering of $220.0 million 10.5% Senior Secured Notes due April 15, 2019 (the “Existing Senior Notes,” together with the Additional Notes, the “Senior Notes”). We used the net proceeds of $212.9 million from such issuance of the Existing Senior Notes primarily to fund a cash tender offer (the “Tender Offer”) to repurchase 128.5 million euro aggregate principal amount of our Euro Notes. The remaining proceeds were used for general corporate purposes. These transactions extended the weighted average maturity profile of our debt.

On April 8, 2011, we repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. For further information concerning our debt and credit facilities, see Note 8 of Notes to Condensed Consolidated Financial Statements and “Financial Position, Liquidity and Capital Resources,” below.

Using cash generated from the various disposal transactions, along with cash from continuing operations, we also repaid substantially all outstanding indebtedness under our Amended Facility, leaving $16.2 million outstanding as of June 30, 2012 and $173.9 million of cash and marketable securities on hand. As a result of these transactions, we have significantly improved our liquidity and enhanced our debt profile.

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

In the fourth quarter of 2011, we commenced streamlining initiatives that impacted all of our reportable segments and included rationalization of office space and staff reductions, which are expected to be completed by the end of 2012. In connection with this initiative, in the second quarter of 2012, we commenced a reduction of the workforce in our corporate centers in New Jersey and New York. These actions resulted in charges related to severance and asset impairments and are expected to be completed in the fourth quarter of 2012.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which are expected to be completed in the fourth quarter of 2012. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges (see Note 11 of Notes to Condensed Consolidated Financial Statements).

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. These actions, in conjunction with more extensive use of direct shipments and third party arrangements have enabled us to significantly reduce our reliance on owned or leased distribution centers. We will also continue to closely manage spending, with 2012 capital expenditures expected to be approximately $90.0 million, including $5.0 million related to transformation initiatives, compared to $77.1 million in 2011, which included $23.0 million for the purchase of our Ohio distribution center under the terms of the previously existing synthetic lease agreement.

For a discussion of certain risks relating to our recent initiatives, see “Item 1A – Risk Factors.”

Discontinued Operations

We have completed various disposal transactions including: (i) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (ii) the closure of our LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (iii) the closure of our MONET concessions in Europe in December 2011; (iv) the sale of an 81.25% interest in the global MEXX business in October 2011; and (v) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The activities of the global MEXX business, our KENSIE, KENSIE GIRL and MAC & JAC brand, our closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, our closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. We continue activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

Overall Results for the Six Months Ended June 30, 2012

Net Sales

Net sales for the first half of 2012 were $654.0 million, a decrease of $37.0 million, or 5.3%, compared to net sales for the first half of 2011. Excluding the impact of a $111.8 million decline in net sales related to brands that have been exited, net sales increased $74.8 million, or 10.8%. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand due to the sales of the trademark rights for such brands in the fourth quarter of 2011.

Gross Profit and Loss from Continuing Operations

Gross profit in the first half of 2012 was $369.8 million, an increase of $7.7 million compared to the first half of 2011, primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments and improved gross profit rates across all of our reportable segments, partially offset by decreased net sales in our Adelington Design Group & Other segment. Our gross profit rate increased from 52.4% in 2011 to 56.5% in 2012 due to an increased proportion of sales from direct-to-consumer operations in our KATE SPADE and LUCKY BRAND segments, as we continue to evolve our business model to a direct-to-consumer platform and gross margin expansion primarily driven by our LUCKY BRAND and JUICY COUTURE segments.

We recorded a loss from continuing operations of $101.3 million in the first six months of 2012, as compared to a loss from continuing operations of $106.9 million in the first half of 2011. The period-over-period change primarily reflected: (i) a change in Other income (expense), net, which included foreign currency translation gains (losses) of $1.8 million and $(25.1) million in the first half of 2012 and 2011, respectively (see “Financial Position, Liquidity and Capital Resources – Hedging Activities”); (ii) an increase in gross profit; (iii) an increase in Selling, general & administrative expenses (“SG&A”); and (iv) losses on extinguishment of debt in 2012.

Balance Sheet

We ended the first six months of 2012 with a net debt position (total debt less cash and marketable securities) of $328.6 million as compared to $741.6 million at the end of the first six months of 2011. The $413.0 million decrease in our net debt primarily reflected: (i) the receipt of $470.7 million primarily from sales transactions (including $20.0 million received from JCPenney, which is refundable under certain circumstances, with the earliest possible repayment in the fourth quarter of 2012); (ii) net proceeds of $160.6 million from the issuance of the Additional Notes; (iii) the repurchase of 168.6 million euro aggregate principal amount of our Euro Notes; (iv) the conversion of $58.4 million aggregate principal amount of our Convertible Notes into 17.0 million shares of our common stock; and (v) the funding of $62.3 million of capital and in-store shop expenditures over the last 12 months. We also generated $80.9 million in cash from continuing operations over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on four reportable segments.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX MONTHS ENDED JULY 2, 2011

The following table sets forth our operating results for the six months ended June 30, 2012 (comprised of 26 weeks) compared to the six months ended July 2, 2011 (comprised of 26 weeks):

	Six Months Ended		Variance
Dollars in millions	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)	$	%

Net Sales	$654.0	$691.0	$(37.0)	(5.3)%

Gross Profit	369.8	362.1	7.7	2.1%

Selling, general & administrative expenses	440.3	422.9	(17.4)	(4.1)%

Operating Loss	(70.5)	(60.8)	(9.7)	(16.0)%

Other income (expense), net	2.5	(23.9)	26.4	*

(Loss) gain on extinguishment of debt, net	(5.6)	6.5	(12.1)	*

Interest expense, net	(24.6)	(27.1)	2.5	9.2%

Provision for income taxes	3.1	1.6	(1.5)	(93.8)%

Loss from Continuing Operations	(101.3)	(106.9)	5.6	5.2%

Discontinued operations, net of income taxes	(11.4)	(79.3)	67.9	85.6%

Net Loss	$(112.7)	$(186.2)	$73.5	39.5%

*   Not meaningful.

Net Sales

Net sales for the first half of 2012 were $654.0 million, a decrease of $37.0 million, or 5.3%, compared to the first half of 2011. Excluding the impact of a $111.8 million decline in net sales related to brands that have been exited, net sales increased $74.8 million, or 10.8%. The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand due to the sales of the trademark rights for such brands in the fourth quarter of 2011. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

Net sales results for our segments are provided below:

·                  JUICY COUTURE net sales were $215.1 million, a 7.5% decrease compared to 2011, which primarily reflected decreases in our wholesale non-apparel, specialty retail and wholesale apparel operations, partially offset by an increase in our e-commerce and licensing operations.

We ended the first half of 2012 with 79 specialty retail stores, 52 outlet stores and 5 concessions, reflecting the net addition over the last 12 months of 3 outlet stores. Key operating metrics for our JUICY COUTURE retail operations included the following:

—           Average retail square footage in the first six months of 2012 was approximately 431 thousand square feet, a 2.6% increase compared to 2011;

—           Sales productivity was $261 per average square foot as compared to $285 for the first six months of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 6.6%

in the first six months of 2012.

·                LUCKY BRAND net sales were $212.4 million, a 17.6% increase compared to 2011, reflecting increases in our wholesale apparel, specialty retail, outlet and e-commerce operations, partially offset by a decrease in our wholesale non-apparel operations.

We ended the first half of 2012 with 172 specialty retail stores and 44 outlet stores, reflecting the net closure over the last 12 months of 8 specialty retail stores and the net addition of 4 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—           Average retail square footage in the first six months of 2012 was approximately 556 thousand square feet, a 1.8% decrease compared to 2011;

—           Sales productivity was $209 per average square foot as compared to $184 for the first six months of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 14.1% in the first six months of 2012.

·                  KATE SPADE net sales were $187.3 million, a 47.1% increase compared to 2011, reflecting increases across all operations in the segment.

We ended the first half of 2012 with 54 specialty retail stores and 29 outlet stores, reflecting the net addition over the last 12 months of 10 specialty retail stores. Key operating metrics for our KATE SPADE retail operations included the following:

—           Average retail square footage in the first six months of 2012 was approximately 156 thousand square feet, an 7.5% increase compared to 2011;

—           Sales productivity was $474 per average square foot as compared to $400 for the first six months of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 35.7% in the first six months of 2012.

·                  Adelington Design Group & Other net sales were $39.2 million, a decrease of $111.4 million, or 74.0%, compared to 2011, substantially all of which related to brands that have been exited, as discussed above.

Comparable direct-to-consumer sales are calculated as follows:

·                  New stores become comparable after 14 full fiscal months of operations (on the first day of the 15th full fiscal month);

·                  Except in unusual circumstances, closing stores become non-comparable one full fiscal month prior to the scheduled closing date;

·                  A remodeled store will be changed to non-comparable when there is a 20.0% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re-open date;

·                  A store that relocates becomes non-comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns);

·                  Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months; and

·                  E-commerce sales are comparable after 12 full fiscal months from the website launch date (on the first day of the 13th full month).

Net sales per average square foot is defined as net sales divided by the average of beginning and end of period gross square feet.

Gross Profit

Gross profit in the first half of 2012 was $369.8 million (56.5% of net sales), compared to $362.1 million (52.4% of net sales) in the first half of 2011. The increase in gross profit is primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our Adelington Design Group & Other and JUICY COUTURE segments. The gross profit rate improved due to the continued evolution of our business model to a retail platform and gross margin expansion across all of our reportable segments.

Selling, General & Administrative Expenses

SG&A increased $17.4 million, or 4.1%, to $440.3 million in the first half of 2012 compared to the first half of 2011. The increase in SG&A reflected the following:

·                  A $54.7 million increase in expenses associated with growth initiatives, primarily at KATE SPADE and JUICY COUTURE, including $22.4 million of salaries and related expenses, $10.7 million of facilities expenses and $9.4 million of advertising expenses; and

·                  A $31.5 million decrease primarily associated with our Adelington Design Group & Other segment related to the exited brands discussed above.

We also incurred SG&A in our former International-Based Direct Brands segment of $5.8 million in the first half of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

SG&A as a percentage of net sales was 67.3%, compared to 61.2% in 2011, primarily reflecting increased SG&A in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments to support growth initiatives and decreased net sales in our Adelington Design Group & Other segment, which exceeded the proportionate reduction in SG&A in that segment.

Operating Loss

Operating loss for the first half of 2012 was $70.5 million ((10.8)% of net sales) compared to an operating loss of $60.8 million ((8.8)% of net sales) in 2011. Operating (loss) income by segment is provided below:

·                  JUICY COUTURE operating loss was $37.8 million ((17.6)% of net sales), compared to operating loss of $19.6 million ((8.4)% of net sales) in 2011. The period-over-period change reflected an increase in SG&A related to direct-to-consumer growth initiatives, including an increase in advertising expenses, facility expenses and professional fees, as well as a decrease in gross profit.

·                  LUCKY BRAND operating loss was $26.8 million in 2012 ((12.6)% of net sales), compared to operating loss of $26.3 million ((14.5)% of net sales) in 2011. The increase in SG&A primarily related to an increase in allocated expenses associated with our streamlining initiatives, payroll related expenses, advertising and professional fees and was substantially offset by an increase in gross profit.

·                  KATE SPADE operating income was $6.4 million (3.4% of net sales), compared to $3.3 million (2.6% of net sales) in 2011. The increase in operating income reflected an increase in gross profit, as discussed above, partially offset by an increase in allocated expenses associated with our streamlining initiatives and an increase in SG&A related to direct-to-consumer expansion, including payroll related expenses, facility expenses and advertising expenses.

·                  Adelington Design Group & Other operating loss was $12.3 million ((31.5)% of net sales), compared to operating loss of $12.4 million ((8.2)% of net sales) in 2011. The decreased operating loss reflected a decrease in SG&A, including a reduction related to the exited brands discussed above, substantially offset by reduced gross profit.

We also incurred operating losses in our former International-Based Direct Brands segment of $5.8 million in the first half of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

Other Income (Expense), Net

Other income (expense), net amounted to $2.5 million and $(23.9) million in the six months ended June 30, 2012 and July 2, 2011, respectively. Other income (expense), net consisted primarily of (i) foreign currency transaction gains and losses in the first six months of 2012 and 2011, including the impact of the dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency transaction gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our equity investees in 2012 and 2011.

(Loss) Gain on Extinguishment of Debt

During the first half of 2012, we recorded a $5.6 million loss on the extinguishment of debt in connection with the conversion of $37.6 million of our Convertible Notes into 10.8 million shares of our common stock and the repurchase of 68.6 million euro aggregate principal amount of our Euro Notes. During the first half of 2011, we recorded a $6.5 million gain on the extinguishment of debt in connection with the repurchase of 128.5 million euro aggregate principal amount of our Euro Notes.

Interest Expense, Net

Interest expense, net decreased to $24.6 million for the six months ended June 30, 2012, as compared to $27.1 million for the six months ended July 2, 2011, primarily reflecting a decrease of $7.4 million due to a reduction in the principal amount of the Euro Notes discussed above, a $1.6 million decrease in interest expense related to reduced borrowings under our Amended Facility and a $1.5 million decrease due to a reduction in the principal amount of our Convertible Notes, partially offset by an increase of $7.2 million in interest expense related to the Senior Notes.

Provision for Income Taxes

The income tax provision of $3.1 million and $1.6 million for the six months ended June 30, 2012 and July 2, 2011, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first half of 2012 decreased to $101.3 million, or (15.5)% of net sales, from $106.9 million in the first half of 2011, or (15.5)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.96) in 2012 and $(1.13) in 2011.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first half of 2012 was $11.4 million, reflecting a loss on disposal of discontinued operations of $8.9 million and a $2.5 million loss from discontinued operations. Loss from discontinued operations in the first half of 2011 was $79.3 million, reflecting a $10.5 million loss on disposal of discontinued operations and a $68.8 million loss from discontinued operations. EPS from discontinued operations was $(0.11) in 2012 and $(0.84) in 2011.

Net Loss

Net loss in the first half of 2012 decreased to $112.7 million from $186.2 million in the first half of 2011. EPS was $(1.07) in 2012 and $(1.97) in 2011.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JULY 2, 2011

The following table sets forth our operating results for the three months ended June 30, 2012 (comprised of 13 weeks) compared to the three months ended July 2, 2011 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	June 30, 2012 (13 Weeks)	July 2, 2011 (13 Weeks)	$	%

Net Sales	$336.9	$360.3	$(23.4)	(6.5)%

Gross Profit	190.7	185.7	5.0	2.7%

Selling, general & administrative expenses	228.3	225.9	(2.4)	(1.1)%

Operating Loss	(37.6)	(40.2)	2.6	6.5%

Other income (expense), net	4.8	(2.8)	7.6	*

(Loss) gain on extinguishment of debt, net	(2.7)	6.5	(9.2)	*

Interest expense, net	(12.3)	(15.5)	3.2	20.6%

Provision for income taxes	1.8	1.9	0.1	5.3%

Loss from Continuing Operations	(49.6)	(53.9)	4.3	8.0%

Discontinued operations, net of income taxes	(2.5)	(36.0)	33.5	*

Net Loss	$(52.1)	$(89.9)	$37.8	42.0%

*   Not meaningful.

Net Sales

Net sales for the second quarter of 2012 were $336.9 million, a decrease of $23.4 million, or 6.5%, compared to the second quarter of 2011. Excluding the impact of a $62.1 million decline in net sales related to brands that have been exited, net sales increased $38.7 million, or 10.7%. The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand, due to the sales of the trademark rights for such brands in the fourth quarter of 2011. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

Net sales results for our segments are provided below:

·                  JUICY COUTURE net sales were $104.9 million, a 10.4% decrease compared to 2011, which primarily reflected decreases in our specialty retail, wholesale apparel, wholesale non-apparel and outlet operations, partially offset by an increase in our e-commerce and licensing operations.

—           Average retail square footage in the second quarter of 2012 was approximately 421 thousand square feet, a 0.3% increase compared to 2011;

—           Sales productivity was $136 per average square foot as compared to $150 for the second quarter of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 8.9% in the second quarter of 2012.

·                  LUCKY BRAND net sales were $112.0 million, a 15.3% increase compared to 2011, reflecting increases across all operations in the segment.

—           Average retail square footage in the second quarter of 2012 was approximately 552 thousand square feet, a 1.9% decrease compared to 2011;

—           Sales productivity was $107 per average square foot as compared to $99 for the second quarter of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 7.7% in the second quarter of 2012.

·                  KATE SPADE net sales were $100.9 million, a 48.1% increase compared to 2011, reflecting increases across substantially all operations in the segment.

—           Average retail square footage in the second quarter of 2012 was approximately 159 thousand square feet, an 11.0% increase compared to 2011;

—           Sales productivity was $265 per average square foot as compared to $228 for the second quarter of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 33.8% in the second quarter of 2012.

·                  Adelington Design Group & Other net sales were $19.1 million, a decrease of $58.8 million, or 75.6%, compared to 2011, substantially all of which related to brands that have been exited, as discussed above.

Gross Profit

Gross profit in the second quarter of 2012 was $190.7 million (56.6% of net sales), compared to $185.7 million (51.5% of net sales) in the second quarter of 2011. The increase in gross profit is primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our Adelington Design Group & Other and JUICY COUTURE segments. The gross profit rate improved due to the continued evolution of our business model to a retail platform and gross margin expansion in the specialty retail operations across all of our segments.

Selling, General & Administrative Expenses

SG&A increased $2.4 million, or 1.1%, to $228.3 million in the second quarter of 2012 compared to the second quarter of 2011. The increase in SG&A reflected the following:

·                  A $30.2 million increase in expenses associated with growth initiatives, primarily at KATE SPADE and JUICY COUTURE;

·                  A $6.3 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and

·                  An $18.3 million decrease primarily associated with our Adelington Design Group & Other segment related to the exited brands discussed above.

We also incurred SG&A in our former International-Based Direct Brands segment of $3.2 million in the second quarter of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

SG&A as a percentage of net sales was 67.8%, compared to 62.7% in 2011, primarily reflecting increased SG&A in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments to support growth initiatives and decreased net sales in our Adelington Design Group & Other segment, which exceeded the proportionate reduction in SG&A in that segment.

Operating Loss

Operating loss for the second quarter of 2012 was $37.6 million ((11.1)% of net sales) compared to $40.2 million ((11.2)% of net sales) in 2011. Operating (loss) income by segment is provided below:

·                  JUICY COUTURE operating loss in the second quarter was $23.6 million ((22.5)% of net sales), compared to operating loss of $15.3 million ((13.0)% of net sales) in 2011. The period-over-period change reflected an increase in SG&A related to growth initiatives, including an increase in facility expenses, and a decrease in gross profit.

·                  LUCKY BRAND operating loss was $11.5 million ((10.2)% of net sales), compared to an operating loss of $10.0 million ((10.3)% of net sales) in 2011. The period-over-period change in operating loss reflected an increase in SG&A primarily related to an increase in expenses associated with our streamlining initiatives, payroll related expenses and professional fees, partially offset by an increase in gross profit.

·                  KATE SPADE operating income was $2.1 million (2.1% of net sales), compared to $1.7 million (2.4% of net sales) in 2011. The period-over-period increase in operating income reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to growth initiatives, including an increase in payroll related expenses, facility expenses and professional fees.

·                  Adelington Design Group & Other operating loss was $4.6 million ((24.3)% of net sales), compared to operating loss of $13.3 million ((17.0)% of net sales) in 2011. The period-over-period change in operating loss reflected a decrease in SG&A, including a reduction related to the exited brands discussed above, partially offset by a corresponding decrease in gross profit.

We also incurred operating losses in our former International-Based Direct Brands segment of $3.2 million in the second quarter of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

Other Income (Expense), Net

Other income (expense), net amounted to $4.8 million and $(2.8) million in the three months ended June 30, 2012 and July 2, 2011, respectively. Other income (expense), net consisted primarily of (i) foreign currency transaction gains and losses in the second quarter of 2012 and 2011, including the impact of the dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency transaction gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our equity investees in 2012 and 2011.

(Loss) Gain on Extinguishment of Debt

During the second quarter of 2012, we recorded a $2.7 million loss on the extinguishment of debt in connection with the conversion of $15.0 million aggregate principal amount of our Convertible Notes into 4,346,376 shares of our common stock and the repurchase of 28.6 million euro aggregate principal amount of our Euro Notes. During the second quarter of 2011, we recorded a $6.5 million gain on the extinguishment of debt in connection with the repurchase of 128.5 million euro aggregate principal amount of our Euro Notes.

Interest Expense, Net

Interest expense net decreased to $12.3 million for the three months ended June 30, 2012, as compared to $15.5 million for the three months ended July 2, 2011, primarily reflecting a decrease of $3.0 million in interest expense due to the reduction in the principal amount of the Euro Notes and a decrease of $1.1 million in interest expense related to our Convertible Notes, partially offset by an increase of $1.2 million in interest expense related to the Additional Notes, which were issued in June 2012.

Provision for Income Taxes

The income tax provision of $1.8 million and $1.9 million for the three months ended June 30, 2012 and July 2, 2011, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the second quarter of 2012 decreased to $49.6 million, or (14.7)% of net sales, from $53.9 million in the first quarter of 2011, or (14.9)% of net sales. EPS from continuing operations was $(0.46) in 2012 and $(0.57) in 2011.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the second quarter of 2012 was $2.5 million, reflecting a loss on disposal of discontinued operations of $2.7 million and $0.2 million of income from discontinued operations. Loss from discontinued operations in the second quarter of 2011 was $36.0 million, reflecting a $1.3 million loss on disposal of discontinued operations and a $34.7 million loss from discontinued operations. EPS from discontinued operations $(0.02) in 2012 and $(0.38) in 2011.

Net Loss

Net loss in the second quarter of 2012 decreased to $52.1 million from $89.9 million in the second quarter of 2011. EPS was $(0.48) in 2012 and $(0.95) in 2011.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfiguration of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; (v) fund operational and contractual obligations, including the conditional exercise of our option to acquire the remaining 51.0% interest in KSJ; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

As a result of a number of dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” since August 2011, we received $450.7 million of cash proceeds, predominantly from trademark sales. We also received an advance of $20.0 million (refundable to JCPenney under certain circumstances, with the earliest possible repayment in the fourth quarter of 2012) in exchange for our agreement to develop exclusive brands for JCPenney by Spring 2014. We have used such proceeds and the proceeds from our offerings of Senior Notes in part to repay outstanding amounts under our Amended Facility and to repay the Euro Notes. As a result of these transactions, we have significantly improved our liquidity and enhanced our debt profile.

6.0% Convertible Senior Notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the applicable conversion price). As a result of stock price performance, the Convertible Notes were convertible during the second quarter of 2012 and are convertible during the third quarter of 2012. If the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

During the last 12 months, holders of $58.4 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 17.0 million shares of our common stock.

10.5% Senior Secured Notes. We used the net proceeds of $212.9 million from the April 7, 2011 issuance of the Existing Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. On June 8, 2012, we completed the offering of Additional Notes. We are using the net proceeds of the offering of the Additional Notes (i) to repay $36.7 million that we drew under our Amended Facility to fund the June 6, 2012 privately-negotiated repurchase of 28.6 million euro aggregate principal amount of Euro Notes, (ii) to pay the consideration in the July 12, 2012 Euro Notes redemption, (iii) to fund all or a portion of the consideration related to the conditional exercise of our option to purchase a 51.0% interest in KSJ and (iv) to pay associated fees and expenses. Any remaining net proceeds will be used for general corporate purposes.

Pursuant to a registration rights agreement executed as part of the April 7, 2011 offering, we have agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Existing Senior Notes. As of the date of this filing, the registration statement has not been filed and we are currently required to pay additional interest to the holders of the Existing Senior Notes until the obligations under the registration rights agreement are fulfilled. We are required to pay additional interest of 0.50% during the 90-day period subsequent to July 7, 2012; the interest rate will increase by 0.25% at the end of each subsequent 90-day period, up to a maximum of 1.0%.

Pursuant to a registration rights agreement executed as part of the Additional Notes offering, we agreed, on or before October 15, 2012, (i) to use reasonable best efforts to consummate an offer, in exchange for the Existing Senior Notes, for new notes registered with the SEC with substantially identical terms as the Existing Senior Notes; (ii) to use reasonable best efforts to consummate an offer, in exchange for the Additional Notes, for new notes registered with the SEC with substantially identical terms as the Additional Notes and to include the Additional Notes in any exchange offer registration statement for the Existing Senior Notes; and (iii) if required, to have a shelf registration statement declared effective with respect to resales of the Additional Notes. We will be required to pay additional interest to the holders of the Additional Notes if the obligations under the registration rights agreement are not fulfilled. We will be required to pay additional interest of 0.25% during the 90-day period subsequent to October 15, 2012; the interest rate increases by 0.25% at the end of each subsequent 90-day period, up to a maximum of 1.0%.

Amended Facility. Under the Amended Facility, availability is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. The Amended Facility will expire in August 2014, provided that in the event that our remaining Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. If any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. We are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under the Amended Facility falls below the greater of $65.0 million and 17.5% of the then-applicable commitments. Our borrowing availability under the Amended Facility is determined primarily by the level of our eligible accounts receivable and inventory balances.

Based on our forecast of borrowing availability under the Amended Facility, including proceeds from the transactions discussed above, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Facility will be sufficient to fund our liquidity requirements for at least the next 12 months.

There can be no certainty that availability under the Amended Facility will be sufficient to fund our liquidity needs. Should we be unable to comply with the requirements in the Amended Facility, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the Amended Facility. Should we be unable to borrow under the Amended Facility, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Facility would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes and the Senior Notes.

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

Cash and Debt Balances. We ended the first half of 2012 with $173.9 million in cash and marketable securities, compared to $27.2 million at the end of the first half of 2011 and with $502.5 million of debt outstanding at the end of the first half of 2012, compared to $768.8 million at the end of the first half of 2011. The $413.0 million decrease in our net debt position over the last twelve months primarily reflected: (i) the receipt of $470.7 million primarily from sales transactions (including $20.0 million received from JCPenney, which is refundable under certain circumstances, with the earliest possible repayment in the fourth quarter of 2012); (ii) net proceeds of $160.6 million from the issuance of the Additional Notes; (iii) the repurchase of 168.6 million euro aggregate principal amount of our Euro Notes; (iv) the conversion of $58.4 million of our Convertible Notes into 17.0 million shares of our common stock; and (v) the funding of $62.3 million of capital and in-store shop expenditures over the last 12 months. We also generated $80.9 million in cash from continuing operations over the past 12 months.

Accounts Receivable decreased $64.8 million, or 36.8%, at June 30, 2012 compared to July 2, 2011, primarily due to (i) the sale of an 81.25% interest in the global MEXX business and due to other brands that have been exited and (ii) decreased wholesale sales in our JUICY COUTURE segment. Accounts receivable decreased $8.4 million, or 7.0%, at June 30, 2012 compared to December 31, 2011, primarily reflecting timing of wholesale shipments.

Inventories decreased $127.3 million, or 40.4% at June 30, 2012 compared to July 2, 2011, primarily due to the sale of an 81.25% interest in the global MEXX business and due to other brands that have been exited. Such decreases in inventories were partially offset by an increase in KATE SPADE inventory to support growth initiatives, including retail store expansion. Inventories decreased $5.5 million, or 2.8%, compared to December 31, 2011, primarily due to the impact of brands that have been exited in our Adelington Design Group & Other segment.

Borrowings under our Amended Facility peaked at $51.2 million during the first half of 2012, compared to a peak of $181.3 million during the first half of 2011. Our borrowings under this facility totaled $16.2 million at June 30, 2012, compared to $140.1 million at July 2, 2011.

Net cash used in operating activities of our continuing operations was $49.9 million in the first half of 2012, compared to $11.6 million in the first half of 2011. This $38.3 million period-over-period change was primarily due to a $42.8 million decrease related to working capital items, partially offset by reduced losses in 2012 compared to 2011 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $11.1 million and $71.0 million of cash in the six months ended June 30, 2012 and July 2, 2011, respectively.

Net cash used in investing activities of our continuing operations was $34.7 million in the first half of 2012, compared to $45.9 million in the first half of 2011. Net cash used in investing activities in the six months ended June 30, 2012 primarily reflected the use of $31.9 million for capital and in-store shop expenditures and $3.0 million for investments in and advances to KSC. Net cash used in investing activities in the six months ended July 2, 2011 primarily reflected the use of $46.6 million for capital and in-store shop expenditures. The investing activities of our discontinued operations used $12.4 million of cash during the six months ended July 2, 2011.

Net cash provided by financing activities of our continuing operations was $88.8 million in the first half of 2012, compared to $127.2 million in the first half of 2011. The $38.4 million period-over-period decrease primarily reflected a $79.7 million decrease in net cash provided by borrowing activities under our Amended Facility, partially offset by an increase in net issuances of long term debt of $32.3 million and an increase in proceeds from the exercise of stock options of $5.5 million. The financing activities of our discontinued operations provided $20.5 million of cash during the six months ended July 2, 2011.

Commitments and Capital Expenditures

During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney in the US and Puerto Rico and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 138 such leases. As of June 30, 2012, the future aggregate payments under these leases amounted to $207.1 million and extended to various dates through 2025.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will result in the termination of all or a significant portion of our union employees (see Note 11 of Notes to Condensed Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments commencing in 2012. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund’s notice, we recorded an additional charge of $1.5 million to SG&A in the fourth quarter of 2011. We have challenged the withdrawal liability calculation and payment schedule presented to us by the Fund, although under applicable law we must make the quarterly payments requested by the Fund pending resolution of our challenge.

As discussed above, we established KSC in June 2011. We made capital contributions to KSC of $3.0 million in the first half of 2012 and $2.0 million on July 10, 2012. We are required to make an additional contribution of $5.5 million in 2013.

Additionally, we agreed that we or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

On June 27, 2012, we received notification of Gores’ calculation of the working capital adjustments related to the MEXX Transaction, pursuant to the terms of the agreement. We do not expect that any amount paid related to such adjustments will have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

On July 13, 2012, we announced that our wholly-owned subsidiary Kate Spade, LLC exercised, on a conditional basis, an option to acquire the remaining 51.0% interest in KSJ from Sanei. The exercise of the option is subject to the satisfaction of a number of conditions, including completion of financial and other due diligence and the execution of a mutually satisfactory joint venture termination agreement. If the conditions are satisfied, the resulting purchase is expected to be completed in the fourth quarter of 2012. The expected purchase price, including debt repayment and related transaction fees, is estimated to be between $45.0 and $50.0 million. Any purchase will be funded by a portion of the net proceeds from our June 2012 issuance of Additional Notes, together with cash on hand.

We will continue to closely manage spending, with a slight increase in projected 2012 capital expenditures to approximately $90.0 million, including $5.0 million related to transformation expenditures, compared to $77.1 million in 2011. The increase in forecasted capital expenditures primarily relates to our plan to open 40 – 45 Company-owned retail stores globally, an increase from 35 – 40 Company-owned retail stores previously forecasted. These expenditures also include the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our Amended Facility.

Debt consisted of the following:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011

5.0% Euro Notes (a)	$66,923	$157,139	$321,323
6.0% Convertible Senior Notes (b)	28,300	60,270	76,407
10.5% Senior Secured Notes (c)	384,497	220,085	220,091
Revolving credit facility	16,179	--	140,054
Capital lease obligations	6,617	8,821	10,960
Total debt	$502,516	$446,315	$768,835

(a)

The change in the balance of the Euro Notes reflected the repurchase of 168.6 million euro of our Euro Notes since July 2, 2011 and the impact of changes in foreign currency exchange rates. On July 12, 2012, we optionally redeemed all remaining Euro Notes.

(b)

The balance at June 30, 2012, December 31, 2011 and July 2, 2011 represented principal of $31.7 million, $69.2 million and $90.0 million, respectively, and an unamortized debt discount of $3.4 million, $8.9 million and $13.6 million, respectively. The change in the balance reflected the conversion of $58.4 million aggregate principal amount of the Convertible Notes into 17.0 million shares of our common stock since July 2, 2011.

(c)	The increase in the balance reflected the issuance of $152.0 million aggregate principal amount Additional Notes at 108.25% of par value on June 8, 2012.

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

As of June 30, 2012, availability under our  Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued (b)	Available Capacity	Excess Capacity (c)

Revolving credit facility (a)	$350,000	$385,613	$16,179	$28,200	$305,621	$260,621

(a)	Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Included $1.2 million of outstanding MEXX letters of credit that were cash collateralized as of the MEXX closing on October 31, 2011.
(c)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $45.0 million.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had not entered into any off-balance sheet arrangements.

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

As of July 2, 2011, we dedesignated an aggregate 131.5 million euro of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries.

In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, we dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company’s net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes were recorded in earnings beginning on November 1, 2011.

We recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Six Months Ended		Three Months Ended
In thousands	June 30, 2012 (26 Weeks)	July 2, 2011 (26 Weeks)	June 30, 2012 (13 Weeks)	July 2, 2011 (13 Weeks)
Effective portion recognized within Accumulated OCI	$ --	$ (13,610)	$ --	$ (3,385)
Ineffective portion recognized within Other income (expense), net	1,866	(25,900)	5,826	(6,305)

We occasionally use short-term foreign currency forward contracts to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, we entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. As of July 2, 2011, we had forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.7 million related to these derivative instruments were reflected within Other income (expense), net for the six and three months ended July 2, 2011.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no significant changes in our critical accounting policies during the six months ended June 30, 2012. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of December 31, 2011, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility. As of June 30, 2012 and July 2, 2011, our exposure to changing market rates was as follows:

Dollars in millions	June 30, 2012	July 2, 2011
Variable rate debt	$16.2	$140.1
Average interest rate	5.50%	4.80%

A ten percent change in the average rate would have minimal impact to interest expense during the six months ended June 30, 2012.

As of June 30, 2012, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Convertible Notes and Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

As discussed above under “Hedging Activities,” we hedged our net investment position in certain euro functional subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. Since the completion of the MEXX Transaction on October 31, 2011, through the redemption of the Euro Notes on July 12, 2012, all transaction gains and losses related to the Euro Notes were reflected in Other expense, net. Beginning in the fourth quarter of 2011, we partially mitigated the impact of fluctuations in foreign currency exchange rates on our Euro Notes by maintaining euro-denominated cash accounts. A sensitivity analysis to changes in the US dollar when measured against the euro indicated that if the US dollar weakened by 10.0% against the euro as of June 30, 2012, a foreign currency transaction loss of $1.6 million would be recorded in Other expense, net. Conversely, if the US dollar strengthened by 10.0% against the euro, a foreign currency transaction gain of $1.6 million would be recorded in Other expense, net.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue to have the necessary liquidity through cash flows from operations and availability under our amended and restated revolving credit facility may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory and the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level.

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfigurations of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; (v) fund general operational and contractual obligations, including our conditional exercise of our option to acquire the remaining 51.0% interest in KSJ; and (vi) potentially repurchase or retire debt obligations. Under the Amended Facility, the aggregate commitments are $350.0 million. Our borrowing availability under the Amended Facility is determined primarily by the level of our eligible accounts receivable and inventory balances. As of June 30, 2012, we had $305.6 million of borrowing availability, $16.2 million outstanding borrowings and $28.2 million of outstanding letters of credit under the Amended Facility. As a result of a number of dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), we received $470.7 million of cash proceeds since August 11, 2011 predominantly from trademark sales. We have used such proceeds and the proceeds from our offerings of the Senior Notes in part repay outstanding amounts under our Amended Facility and we redeemed the principal amount of our Euro Notes.

As a result of a May 2010 amendment to and restatement of our Amended Facility, the maturity date of the Amended Facility was extended from May 2011 to August 2014, provided that in the event that Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. If any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

In March 2011, we entered into an amendment to the Amended Facility. Among other things, the amendment modified certain prepayment provisions in the Amended Facility so that the proceeds from the offering of the Existing Senior Notes would not be required to repay outstanding borrowings under the Amended Facility, but instead could be used to fund and permitted the use of up to $35.0 million for general corporate purposes.

In September 2011, we entered into a third amendment to the Amended Facility. Pursuant to the third amendment, the required lenders consented to the MEXX Transaction. In addition, the third amendment provided for the repayment of all outstanding obligations under the $40.0 million Canadian Sublimit (as defined in the Amended Facility) and the $100.0 million European Sublimit (as defined in the Amended Facility) and elimination of the European Sublimit on the closing date of the MEXX Transaction. The overall borrowing limit, the Canadian Sublimit and the borrowing base calculations remained otherwise unchanged. Any remaining net proceeds from the MEXX Transaction were used to repay other outstanding amounts under the Amended Facility.

In November 2011, we entered into a fourth amendment to the Amended Facility. The fourth amendment, among other things, permitted the sale of certain of our trademarks pursuant to their respective purchase agreements, and allowed the net proceeds of such sales to be used to prepay or repurchase our existing Euro Notes, Convertible Notes or Senior Notes, subject to certain tests and conditions.

On June 5, 2012, we entered into a fifth amendment (the “Fifth Amendment”) to the Amended Facility. The Fifth Amendment, among other things, permits us (i) to issue the Additional Notes, (ii) to pay the consideration for the June 6, 2012 Euro Notes repurchase and the July 12, 2012 Euro Notes redemption and (iii) to fund all or a portion of the KSJ buyout, subject to certain tests and conditions.

We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. We are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under the Amended Facility falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments. Our borrowing availability under the Amended Facility is determined primarily by the level of our eligible accounts receivable and inventory balances. If we do not have a sufficient borrowing base at any given time, borrowing availability under our Amended Facility may trigger the requirement to apply substantially all cash collections to reduce outstanding borrowings or default and also may not be sufficient to support our liquidity needs. Insufficient borrowing availability under our Amended Facility would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. We currently believe that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of our lenders at the time of borrowing.

While there can be no certainty that availability under the Amended Facility plus cash on hand will be sufficient to fund our liquidity needs, based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. Over recent years, the economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, lower consumer confidence and reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a worsening of current economic conditions would adversely impact our net sales and operating cash flows. In addition, the sufficiency and availability of our sources of liquidity may be affected by a variety of other factors, including, without limitation: (i) factors affecting the level of our operating cash flows, such as retailer and consumer acceptance of our products; (ii) the status of, and any adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the divestiture of any of our current brands, or certain termination events. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. Our agreement with Li & Fung is not exclusive; however, we are required to source a minimum value and a specified percentage of product purchases from Li & Fung.

During 2011, we received $20.0 million from JCPenney (refundable to JCPenney under certain circumstances, with the earliest possible repayment in the fourth quarter of 2012) in exchange for our agreement to develop exclusive brands for JCPenney by Spring 2014.

Should we be unable to comply with the requirements in the Amended Facility, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Facility. Should we be unable to borrow under the Amended Facility, or if outstanding borrowings thereunder become immediately due and payable, our liquidity may be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Facility would likely cause cross-defaults under our other outstanding indebtedness, including the Convertible Notes, the Euro Notes and the Senior Notes.

In 2010, we received $171.5 million of net income tax refunds on previously paid taxes primarily due to a Federal law change in 2009 allowing our 2008 or 2009 domestic losses to be carried back for five years, with the fifth year limited to 50.0% of taxable income. We repaid amounts outstanding under our Amended Facility with the amount of such refunds. As a result of the US Federal tax law change extending the carryback period from two to five years and our carryback of our 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

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

Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

·

Our strategic plan contemplates a significant expansion of our specialty retail business in our JUICY COUTURE, KATE SPADE and LUCKY BRAND segments. The successful operation and expansion of our specialty retail businesses are subject to, among other things, our ability to: (i) successfully expand the specialty retail store base; (ii) negotiate favorable leases; (iii) design and create appealing merchandise; (iv) manage inventory levels; (v) install and operate effective retail systems; (vi) apply appropriate pricing strategies; (vii) integrate such stores into our overall business mix; and (viii) successfully extend these brands into markets worldwide through distribution, licensing or joint venture arrangements or other business models, including in growing markets such as China. We may not be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In 2011, we continued to closely manage spending and opened 22 retail stores. We continue to monitor our capital spending, and plan to open 40-45 Company-owned retail stores globally in 2012.

·

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

To help us improve our sourcing and supply chain capabilities, on February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, incremental, identifiable expenses associated with the transaction. We now pay to Li & Fung an agency commission based on the cost of our product purchases made through Li & Fung. In addition, our agreement with Li & Fung provides for a refund of a portion of the closing payment under certain limited circumstances, including a change in our control, the divestiture of any of our current brands, certain termination events and the failure to maintain certain levels of business. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

We may not be able to sustain recent improved performance at our LUCKY BRAND business.

We continue our efforts, which we began in January 2010, to reposition and drive profitability improvements for LUCKY BRAND. These efforts focus on leveraging LUCKY BRAND’s strong brand heritage and ensuring consistent availability of key products and sizes. As part of this effort, in January 2010, we hired current LUCKY BRAND CEO David DeMattei and Creative Director Patrick Wade. While we have seen recent improvement in the brand’s performance, there can be no assurances that we will be able to improve LUCKY BRAND’s results.

We may not be successful in our efforts to improve operations and results, creative direction and product offering at our JUICY COUTURE brand.

While we have worked to revitalize the JUICY COUTURE product offering, recent results at our JUICY COUTURE business have been challenging. The JUICY COUTURE results have been negatively impacted by a number of factors, including business process and operational issues, primarily related to inventory management, including buying, merchandising and allocation, as well as product issues, including pricing and assortment. We have taken and will continue to take actions designed to correct these issues, including implementing changes to JUICY COUTURE’s organizational structure and revising JUICY COUTURE’s business processes in an effort to improve efficiency and effectiveness. There can be no assurances, however, that our actions will be successful, and any continued operational or product issues could have an adverse impact on the operations and results of JUICY COUTURE and our business, financial position, liquidity and results of operations.

The 2011 sales of the global trademark rights to the LIZ CLAIBORNE family of brands, DANA BUCHMAN and our former KENSIE, KENSIE GIRL and MAC & JAC brands, the sale of the trademark rights in the US and Puerto Rico for the MONET brand, as well as the early termination of our former DKNY® Jeans and DKNY® Active licensing arrangement present risks, including, without limitation, costs associated with the transition of the sold brands to their respective acquirers and the termination and transition of the DKNY® Jeans licensed business, our ability to efficiently change our operational model and infrastructure as a result of such transactions, the impact of such transactions on the LIZ CLAIBORNE brand licensing arrangements, our ability to continue a good working relationship with those licensees and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result of the transactions.

On October 12, 2011, the Company announced the following transactions:

·

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

·

The sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to BlueStar Alliance LLC. The transaction closed on October 24, 2011. The Company has an exclusive license to produce and sell jewelry under the KENSIE brand name.

·

The sale of the DANA BUCHMAN trademarks to Kohl’s, which previously was the exclusive retailer for the brand. The transaction closed on October 12, 2011. The Company has an exclusive supplier agreement to provide Kohl’s with DANA BUCHMAN branded jewelry for two years.

·	The early termination of our former DKNY® Jeans and DKNY® Active license, effective January 3, 2012, and the transition of the licensed business back to the brand owner.

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

We are bound by collective bargaining agreements covering approximately 200 employees at our West Chester, Ohio distribution center (the “Ohio Facility”) and 16 employees at our North Bergen, New Jersey offices. During 2011, we were also party to a collective bargaining agreement covering employees at our distribution facility in Burnaby, Canada, which closed in January 2012; the collective bargaining agreement terminated effective with the closure of this facility. We consider our relations with our non-union and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, we cannot rule out the possibility of a labor dispute at one or more of our facilities relating to any facility closings, outsourcing or ongoing negotiations with respect to contracts that expire. Any such dispute could have a material adverse impact on our business, financial position, liquidity and results of operations.

Costs related to withdrawal from a multi-employer pension fund could negatively affect our results of operations and cash flow.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will result in the termination of all or a significant portion of our union employees. In the third quarter of 2011, we ceased contributing to the Fund, which is regulated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Under ERISA, cessation of employer contributions triggers an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to Selling, general & administrative expenses (“SG&A”), related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2012. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund’s notice, we recorded an additional charge to SG&A in 2011. We have challenged the withdrawal liability calculation and payment schedule presented to us by the Fund, although under applicable law we must make the quarterly payments requested by the Fund pending resolution of our challenge. We do not believe that the final withdrawal liability amount or the schedule of payments will have a material adverse impact on our financial position, results of operations or cash flows.

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

We cannot assure that the MEXX business, in which we hold a minority interest will be successful or that our minority interest in the new entity will not decrease in value.

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

We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements, and/or implement new business models (such as the wholesale jewelry model we will retain for the recently sold LIZ CLAIBORNE, DANA BUCHMAN, MONET and KENSIE/MAC & JAC brands). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

·                  our ability to identify appropriate business development opportunities, including new product lines and new markets, including important growth markets such as China;

·                  new businesses, business models, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;

·                  consumer acceptance of the new products or lines;

·                  we may not be able to generate projected or satisfactory levels of sales, profits and/or return on investment for a new business or product line, and may also encounter unanticipated events and unknown or uncertain liabilities that could materially impact our business;

·                  we may experience possible difficulties, delays and/or unanticipated costs in integrating the business, operations, personnel and/or systems of an acquired business and may also not be able to retain and appropriately motivate key personnel of an acquired business;

·                  we may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

·                  with respect to a business where we are not the brand owner, but instead act as an exclusive licensee or an exclusive supplier, such as our arrangements discussed above for the LIZ CLAIBORNE, MONET, DANA BUCHMAN and KENSIE brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable agreements, and the public perception and/or acceptance of the brands or other product lines, which are not within our control.

The markets in which we operate are highly competitive, both within the US and abroad.

We face intense competitive challenges from other domestic and foreign fashion apparel and accessories producers and retailers. Competition is based on a number of factors, including the following:

·                  anticipating and responding to changing consumer demands in a timely manner;

·                  establishing and maintaining favorable brand name and recognition;

·                  product quality;

·                  maintaining and growing market share;

·                  exploiting markets outside of the US, including growth markets such as China;

·                 developing quality and differentiated products that appeal to consumers;

·                  establishing and maintaining acceptable relationships with our retail customers;

·                  pricing products appropriately;

·                  providing appropriate service and support to retailers;

·                  optimizing our retail and supply chain capabilities;

·                  size and location of our retail stores and department store selling space; and

·                  protecting intellectual property.

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

On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, identifiable, incremental expenses associated with the transaction. We pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. Our buying/sourcing agent offices in Hong Kong, India, Indonesia, Shanghai and Shenzhen have been substantially integrated into the Li & Fung organization. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. Our agreement with Li & Fung is not exclusive; however, we are required to source a minimum value and a specified percentage of product purchases from Li & Fung.

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

We source most of our products outside the US through arrangements with independent suppliers in approximately 32 countries as of December 31, 2011. With the sale of our global MEXX business, the number of countries from which we source products has declined. There are a number of risks associated with importing our products, including but not limited to the following:

·	the potential reimposition of quotas, which could limit the amount and type of goods that may be imported annually from a given country, in the context of a trade retaliatory case;

·	changes in social, political, legal and economic conditions or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

·	the imposition of additional regulations, or the administration of existing regulations, relating to products which are imported, exported or otherwise distributed;

·	the imposition of additional duties, tariffs, taxes and other charges or other trade barriers on imports or exports;

·	risks of increased sourcing costs, including costs for materials and labor and such increases potentially resulting from the elimination of quota on apparel products;

·

our ability to adapt to and compete effectively in the current quota environment, in which general quota has expired on apparel products, resulting in changing in sourcing patterns and lowered barriers to entry, but political activities which could result in the reimposition of quotas or other restrictive measures have been initiated or threatened;

·	significant delays in the delivery of cargo due to security considerations;

·	the imposition of antidumping or countervailing duty proceedings resulting in the potential assessment of special antidumping or countervailing duties; and

·

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

Our ability to realize growth in new international markets and to maintain the current level of sales in our existing international markets, including with respect to the KATE SPADE brand in Japan and China and our JUICY COUTURE brand in China, is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations; adapting to local customs and culture; unexpected changes in regulatory requirements; new tariffs or other barriers in some international markets; political instability and terrorist attacks; changes in diplomatic and trade relationships; and general economic fluctuations in specific countries, markets or currencies.

Our business and balance sheets are exposed to domestic and foreign currency fluctuations.

While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Our international sales, as well as our international businesses’ inventory and accounts receivable levels, could be affected by currency fluctuations. As a result of our sale of the global MEXX business, our international sales represent a much smaller percentage of our overall sales, and, accordingly, our risk to currency fluctuations with respect to our operations is more limited.

Although we from time to time may hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

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

A growing portion of our customer orders are placed through our e-commerce websites. In addition, a significant portion of our direct-to-consumer sales require us and other parties involved in processing transactions to collect and to securely transmit certain customer data, such as credit card information, over public networks. Third-parties may have the ability to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, there can be no assurances that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any security breach could cause consumers to lose confidence in the security of our website or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.

We have entered into agreements with overseas third party service providers, both domestic and overseas, to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, human resources, buying/sourcing, distribution functions, and e-commerce. Services provided by third parties could be interrupted as a result of many factors, including contract disputes. Any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our operations. In addition, to the extent we are unable to maintain these arrangements, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house or to transition the services to other third parties.

Our ability to utilize all or a portion of our US deferred tax assets may be limited significantly if we experience an “ownership change.”

As of December 31, 2011, we had US federal deferred tax assets of approximately $440.0 million, which include net operating loss (“NOL”) carryforwards and other items which could be considered net unrealized built in losses (“NUBIL”). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an “ownership change” under section 382 of the Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of June 30, 2012. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of June 30, 2012, substantially all tax benefit of the US deferred tax assets has been offset with a full valuation allowance that was recognized in our financial statements.

The outcome of current and future litigations and other proceedings in which we are involved may have a material adverse effect on our results of operations and cash flows.

We are subject to various litigations and other proceedings in our business which, if determined unfavorably to us, could have a material adverse effect on our results of operations and cash flows. We may in the future be subject to claims by other licensees of our merchandise that may be similar to those we have disclosed in this prospectus and the documents incorporated by reference herein and we may also become party to other claims and legal actions in the future which, either individually or in the aggregate, could have a material adverse effect on our results of operations and cash flows. In addition, any of the current or possible future legal proceedings in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 3, 2012, holders of $22.6 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 6,493,144 shares of our common stock. We paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. On June 25, 2012, a holder of $15.0 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 4,346,376 shares of our common stock. We paid accrued interest on the holder’s Convertible Notes through the settlement date in cash. The issuance of the shares of our common stock was exempt from any registration requirements under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act.

The following table summarizes information about purchases by the Company during the three months ended June 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
April 1, 2012 - April 28, 2012	--	$--	--	$28,749
April 29, 2012 - June 2, 2012	--	--	--	28,749
June 3, 2012 - June 30, 2012	--	--	--	28,749
Total -13 Weeks Ended June 30, 2012	--	$--	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Facility currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1

Registration Rights Agreement, dated as of June 8, 2012, by and among Registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers.

10.1

Fifth Amendment and Consent to the Second Amended and Restated Credit Agreement and Second Amendment to the US Pledge and Security Agreement, dated as of June 5, 2012, among Registrant, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Capital Finance, LLC, SunTrust Bank and General Electric Capital Corporation, as Documentation Agents.

10.2	Purchase Agreement, dated June 6, 2012, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the several Initial Purchasers.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Taxonomy Extension Presentation Linkbase Document.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

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

DATE:                    July 26, 2012

FIFTH & PACIFIC COMPANIES, INC.		FIFTH & PACIFIC COMPANIES, INC.

By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	GEORGE M. CARRARA		MICHAEL RINALDO
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)