Form 10-Q
period 2012-09-29
Fifth & Pacific Companies, Inc.
filed 2012-10-25
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2012

                                                                or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:   1-10689

     FIFTH & PACIFIC COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 16, 2012 was 113,174,550.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 29, 2012

(Unaudited)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance, financial condition, liquidity or business or any future event or action are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “aim,” “plan,” “estimate,” “target,” “forecast,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast,” “contemplation” or “currently envisions” and similar phrases.  Such statements are based on current expectations only, are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions.  We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  In addition, some risks and uncertainties involve factors beyond our control. Forward-looking statements include statements regarding, among other items:

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
•

our ability to successfully implement our long-term strategic plans, including the focus on our JUICY COUTURE, LUCKY BRAND and KATE SPADE brands and expansion into markets outside of the US, such as China, Japan and Brazil, and the risks associated with the expansion into markets outside of the US;

•	our ability to sustain recent improved performance in our LUCKY BRAND business;
•	our ability to successfully improve the operations and results, creative direction and product offering at our JUICY COUTURE brand;
•	our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;
•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees;
•

whether or not the purchase of the 51.0% interest in the KATE SPADE Japan joint venture will be consummated, and if consummated whether we will be successful operating the KATE SPADE business in Japan and the risks associated with such operation;

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

•	costs associated with the transition of the LIZ CLAIBORNE family of brands, MONET US, DANA BUCHMAN, KENSIE and MAC & JAC brands to their respective acquirers;
•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;
•

our ability to successfully develop or acquire new product lines such as the KATE SPADE SATURDAY line or enter new markets such as China, Japan and Brazil or product categories, and risks related to such new lines, markets or categories;

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
•

risks associated with our buying/sourcing agreement with Li & Fung Limited (“Li & Fung”), which resulted in a single third party foreign buying/sourcing agent for a significant portion of our products;

•

risks associated with the delay in our previously announced plan to close our Ohio distribution facility and transition to a single third party service provider for a significant portion of our US distribution, including risks associated with continuing to operate our Ohio distribution facility beyond the end of fiscal 2012, including increased operating expenses, risks related to systems capabilities and risks related to the Company’s ability to continue to appropriately staff the Ohio facility with both union and non-union employees;

•	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product, tariffs and other trade barriers;
•

our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products, but political activity seeking to re-impose quota has been initiated or threatened;

•	our exposure to currency fluctuations;
•	risks associated with material disruptions in our information technology systems both owned and licensed, and with our third party e-commerce platforms and operations;
•	risks associated with privacy breaches;
•	risks associated with credit card fraud and identity theft;
•	risks associated with third party service providers, both domestic and overseas, including service providers in the area of e-commerce;
•	limitations on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and
•	the outcome of current and future litigation and other proceedings in which we are involved.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 29, 2012	December 31, 2011	October 1, 2011
Assets
Current Assets:
Cash and cash equivalents	$31,221	$179,936	$11,757
Accounts receivable - trade, net	126,655	119,551	149,588
Inventories, net	245,578	193,343	255,793
Deferred income taxes	170	165	118
Other current assets	47,917	58,750	59,581
Assets held for sale	--	--	227,614
Total current assets	451,541	551,745	704,451

Property and Equipment, Net	224,587	238,664	254,612
Goodwill and Intangibles, Net	118,197	118,873	153,833
Deferred Income Taxes	--	--	487
Other Assets	49,027	40,722	30,623
Total Assets	$843,352	$950,004	$1,144,006

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term borrowings	$4,681	$4,476	$148,155
Convertible Senior Notes	28,687	60,270	77,386
Accounts payable	168,849	144,060	154,747
Accrued expenses	215,001	217,346	185,165
Income taxes payable	794	805	2,402
Deferred income taxes	16	16	4,715
Liabilities held for sale	--	--	229,187
Total current liabilities	418,028	426,973	801,757

Long-Term Debt	384,841	381,569	521,722
Other Non-Current Liabilities	216,957	236,696	221,494
Deferred Income Taxes	15,724	13,752	19,018
Commitments and Contingencies (Note 10)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	147,137	302,330	338,486
Retained earnings	1,094,421	1,246,063	1,016,896
Accumulated other comprehensive loss	(5,854)	(5,924)	(68,252)
	1,412,141	1,718,906	1,463,567
Common stock in treasury, at cost – 63,237,133, 75,592,899 and 81,853,705 shares	(1,604,339)	(1,827,892)	(1,883,552)
Total stockholders’ deficit	(192,198)	(108,986)	(419,985)
Total Liabilities and Stockholders’ Deficit	$843,352	$950,004	$1,144,006

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)	September 29, 2012 (13 Weeks)	October 1, 2011 (13 Weeks)

Net Sales	$1,018,561	$1,071,658	$364,556	$380,693

Cost of goods sold	445,620	502,758	161,439	173,856

Gross Profit	572,941	568,900	203,117	206,837

Selling, general & administrative expenses	643,707	634,521	203,398	211,685

Impairment of intangible assets	--	814	--	814

Operating Loss	(70,766)	(66,435)	(281)	(5,662)

Other income (expense), net	1,479	(7,077)	(1,038)	16,818

Gain on sale of trademarks	--	15,600	--	15,600

(Loss) gain on extinguishment of debt, net	(8,669)	6,547	(3,023)	--

Interest expense, net	(37,836)	(42,908)	(13,228)	(15,834)

(Loss) Income Before Provision for Income Taxes	(115,792)	(94,273)	(17,570)	10,922

Provision for income taxes	4,882	5,605	1,823	3,919

(Loss) Income from Continuing Operations	(120,674)	(99,878)	(19,393)	7,003

Discontinued operations, net of income taxes	(10,865)	(300,997)	592	(221,637)

Net Loss	$(131,539)	$(400,875)	$(18,801)	$(214,634)

Earnings per Share:
Basic and Diluted
(Loss) Income from Continuing Operations	$(1.12)	$(1.06)	$(0.17)	$0.07
Net Loss	$(1.22)	$(4.24)	$(0.17)	$(2.27)

Weighted Average Shares, Basic	107,692	94,443	113,109	94,483
Weighted Average Shares, Diluted	107,692	94,443	113,109	95,323

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)	September 29, 2012 (13 Weeks)	October 1, 2011 (13 Weeks)

Net Loss	$(131,539)	$(400,875)	$(18,801)	$(214,634)

Other Comprehensive Income (Loss), Net of Income Taxes:

Cumulative translation adjustment, including Euro Notes in 2011 and other instruments, net of income taxes of $0, $(234), $0 and $(1,870), respectively	229	(1,852)	247	574

Unrealized losses on available-for-sale securities, net of income taxes of $0	(159)	(109)	(114)	(54)

Change in fair value of cash flow hedges, net of income taxes of $0, $332, $0 and $403, respectively	--	11	--	4,522

Comprehensive Loss	$(131,469)	$(402,825)	$(18,668)	$(209,592)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)
Cash Flows from Operating Activities:
Net loss	$(131,539)	$(400,875)
Adjustments to arrive at loss from continuing operations	10,865	300,997
Loss from continuing operations	(120,674)	(99,878)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	54,783	64,755
Impairment of intangible assets	--	814
Loss on asset disposals and impairments, including streamlining initiatives, net	31,378	20,076
Share-based compensation	7,157	4,108
Foreign currency (gains) losses, net	(174)	10,826
Gain on sale of trademarks	--	(15,600)
Loss (gain) on extinguishment of debt	8,669	(6,547)
Other, net	112	(1,742)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(6,851)	12,366
Increase in inventories, net	(51,950)	(42,935)
Decrease in other current and non-current assets	5,187	1,470
Increase in accounts payable	26,944	18,671
(Decrease) increase in accrued expenses and other non-current liabilities	(29,933)	12,163
Net change in income tax assets and liabilities	3,844	5,893
Net cash used in operating activities of discontinued operations	(15,773)	(127,985)
Net cash used in operating activities	(87,281)	(143,545)

Cash Flows from Investing Activities:
Purchases of property and equipment	(55,180)	(57,545)
Net proceeds from disposition	--	15,600
Payments for in-store merchandise shops	(1,767)	(2,247)
Investments in and advances to equity investees	(5,000)	(6)
Other, net	236	370
Net cash used in investing activities of discontinued operations	--	(12,086)
Net cash used in investing activities	(61,711)	(55,914)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)
Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	113,389	602,022
Repayment of borrowings under revolving credit agreement	(113,389)	(480,091)
Proceeds from issuance of Senior Secured Notes	164,540	220,094
Repayment of Euro Notes	(158,027)	(178,333)
Principal payments under capital lease obligations	(3,331)	(3,138)
Proceeds from exercise of stock options	6,049	25
Payment of deferred financing fees	(6,064)	(8,505)
Other, net	--	(806)
Net cash provided by financing activities of discontinued operations	--	45,292
Net cash provided by financing activities	3,167	196,560

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,890)	2,750

Net Change in Cash and Cash Equivalents	(148,715)	(149)
Cash and Cash Equivalents at Beginning of Period	179,936	22,714
Cash and Cash Equivalents at End of Period	31,221	22,565
Less: Cash and Cash Equivalents Held for Sale	--	10,808
Cash and Cash Equivalents	$31,221	$11,757

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

On October 31, 2011, the Company completed a transaction (the “MEXX Transaction”) with affiliates of The Gores Group, LLC (“Gores”), pursuant to which the Company sold its global MEXX business to a company (“NewCo”) in which the Company indirectly holds an 18.75% interest and affiliates of Gores hold an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo. The assets and liabilities of the global MEXX business were reported as held for sale as of October 1, 2011. The operating loss associated with the Company’s former International-Based Direct Brands segment included allocated corporate expenses that could not be reported as discontinued operations and therefore were reported in the Company’s segment results.

On October 24, 2011, the Company sold its KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC (“Bluestar”). On October 11, 2011, the Company sold its DANA BUCHMAN trademark to Kohl’s. The aggregate cash proceeds of these two transactions were $39.8 million. The Company will serve as the exclusive supplier of jewelry to Kohl’s for the DANA BUCHMAN brand through October 11, 2013. The Company also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

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

The activities of the Company’s global MEXX business, its KENSIE, KENSIE GIRL and MAC & JAC brands, its closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. Certain amounts have been reclassified to conform to the current year presentation. The Company continues activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the third quarter of 2012, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The components of Assets held for sale and Liabilities held for sale were as follows:

In thousands	October 1, 2011
Assets held for sale:
Cash and cash equivalents	$10,808
Accounts receivable – trade, net	74,457
Inventories, net	108,135
Other assets	34,214
Assets held for sale	$227,614
Liabilities held for sale:
Short-term borrowings	$45,138
Accounts payable	67,284
Accrued expenses	89,496
Deferred income taxes	15,447
Other liabilities	11,822
Liabilities held for sale	$229,187

Summarized results of discontinued operations were as follows:

	Nine Months Ended		Three Months Ended
	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)	September 29, 2012 (13 Weeks)	October 1, 2011 (13 Weeks)
In thousands
Net sales	$1,615	$618,590	$(159)	$228,224

Loss before (benefit) provision for income taxes	$(4,837)	$(90,166)	$(364)	$(22,370)
(Benefit) provision for income taxes	(1,867)	3,502	20	2,461
Loss from discontinued operations, net of income taxes	$(2,970)	$(93,668)	$(384)	$(24,831)

(Loss) income on disposal of discontinued operations, net of income taxes	$(7,895)	$(207,329)	$976	$(196,806)

The Company recorded pretax charges (benefits) of $7.9 million and $218.2 million ($207.3 million after tax) during the nine months ended September 29, 2012 and October 1, 2011, respectively, and $(1.0) million and $207.7 million ($196.8 million after tax) during the three months ended September 29, 2012 and October 1, 2011, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

The Company recorded charges related to its streamlining initiatives of $5.1 million and $36.4 million during the nine months ended September 29, 2012 and October 1, 2011, respectively, and $16.9 million for the three months ended October 1, 2011, within Discontinued operations, net of income taxes on the accompanying Condensed Consolidated Statements of Operations.

3.    STOCKHOLDERS’ DEFICIT

Activity for the nine months ended September 29, 2012 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 31, 2011	$302,330	$1,246,063	$(1,827,892)
Net loss	--	(131,539)	--
Exercise of stock options	(10,642)	(2,197)	18,888
Restricted shares issued, net of cancellations and shares withheld for taxes	(3,951)	(142)	2,772
Share-based compensation	7,157	--	--
Dividend equivalent units vested	--	(2)	2
Exchange of Convertible Senior Notes, net	(147,757)	(17,762)	201,891
Balance as of September 29, 2012	$147,137	$1,094,421	$(1,604,339)

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

Accumulated other comprehensive loss consisted of the following:

In thousands	September 29, 2012	December 31, 2011	October 1, 2011
Cumulative translation adjustment, net of income taxes of $0, $0 and $(671), respectively	$(5,855)	$(6,084)	$(65,823)
Unrealized losses on cash flow hedging derivatives, net of income taxes of $0, $0 and $159, respectively	--	--	(2,606)
Unrealized gains on available-for-sale securities, net of income taxes of $0	1	160	177
Accumulated other comprehensive loss, net of income taxes	$(5,854)	$(5,924)	$(68,252)

As discussed in Note 15 - Derivative Instruments, prior to the substantial liquidation of certain euro-denominated functional currency subsidiaries, the Company hedged its net investment position in such subsidiaries by designating a portion of the outstanding 5.0% Notes (the “Euro Notes”) as the hedging instrument in a net investment hedge. As discussed in Note 1 - Basis of Presentation, the Company sold an 81.25% interest in the global MEXX business on October 31, 2011. That transaction resulted in the liquidation of certain of the Company’s former euro-denominated functional currency subsidiaries and other non-US dollar denominated functional currency subsidiaries. As a result, in the fourth quarter of 2011, the Company recorded a charge of $62.2 million within Loss on disposal of discontinued operations to write off the cumulative translation adjustment related to the liquidated subsidiaries, the Euro Notes and other instruments.

4.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	September 29, 2012	December 31, 2011	October 1, 2011
Raw materials and work in process	$195	$230	$1,138
Finished goods	245,383	193,113	254,655
Total inventories, net	$245,578	$193,343	$255,793

5.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	September 29, 2012	December 31, 2011	October 1, 2011
Land and buildings (a)	$48,893	$72,009	$73,125
Machinery and equipment	229,686	233,540	230,816
Furniture and fixtures	137,839	127,913	131,588
Leasehold improvements	257,969	249,734	268,934
	674,387	683,196	704,463
Less: Accumulated depreciation and amortization	449,800	444,532	449,851
Total property and equipment, net	$224,587	$238,664	$254,612

(a)

The decrease in the balance compared to October 1, 2011 primarily reflected aggregate non-cash impairment charges of $24.6 million related to the Company’s Ohio distribution center and New Jersey corporate office.

Depreciation and amortization expense on property and equipment for the nine months ended September 29, 2012 and October 1, 2011 was $42.9 million and $50.1 million, respectively, which included depreciation for property and equipment under capital leases of $2.2 million and $2.9 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended September 29, 2012 and October 1, 2011 was $13.2 million and $16.5 million, respectively, which included depreciation for property and equipment under capital leases of $0.7 million and $1.0 million, respectively. Machinery and equipment under capital leases was $22.6 million as of September 29, 2012, December 31, 2011 and October 1, 2011.

6.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	September 29, 2012	December 31, 2011	October 1, 2011

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	4 years	$1,479	$1,479	$1,479
Customer relationships (a)	13 years	6,439	9,478	9,918
Merchandising rights (b)	4 years	17,578	17,742	28,504
Other	4 years	2,322	2,322	2,322
Subtotal	6 years	27,818	31,021	42,223
Accumulated amortization:
Owned trademarks		(1,316)	(1,112)	(1,023)
Customer relationships		(2,927)	(5,426)	(5,152)
Merchandising rights		(12,548)	(12,837)	(22,924)
Other		(1,904)	(1,792)	(1,754)
Subtotal		(18,695)	(21,167)	(30,853)
Net:
Owned trademarks		163	367	456
Customer relationships		3,512	4,052	4,766
Merchandising rights		5,030	4,905	5,580
Other		418	530	568
Total amortized intangible assets, net		9,123	9,854	11,370

Unamortized intangible assets:
Owned trademarks (c)		107,500	107,500	140,988
Total intangible assets, net		116,623	117,354	152,358

Goodwill		1,574	1,519	1,475
Total goodwill and intangibles, net		$118,197	$118,873	$153,833

(a)	The decrease in the balance compared to October 1, 2011 primarily reflected the write-off of the customer relationships associated with the Company’s former KENSIE and MAC & JAC brands.
(b)

The decrease in the balance compared to October 1, 2011 included non-cash impairment charges within the Company’s Adelington Design Group & Other segment related to the merchandising rights of its former MONET and former licensed DKNY® Jeans brands (see Note 1 – Basis of Presentation).

(c)

The decrease in the balance compared to October 1, 2011 primarily reflected the sale of the MONET trademark rights in the US and Puerto Rico and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks (see Note 1 – Basis of Presentation).

Amortization expense of intangible assets was $2.4 million and $3.4 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, and $0.7 million and $1.2 million for the three months ended September 29, 2012 and October 1, 2011, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2012	$ 3.0
2013	2.5
2014	2.1
2015	1.4
2016	0.7

7.    INCOME TAXES

During the third quarter of 2012 and 2011, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the nine and three months ended September 29, 2012 and October 1, 2011 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Canada and the United Kingdom. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2007. As a result of a US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $17.4 million and $18.5 million within the next 12 months due to the expiration of various statutes of limitation and potential tax settlements. The change in the expected reduction in the liability for unrecognized tax benefits compared to the Company’s previous disclosure is not expected to have a material effect on the Company’s Consolidated Financial Statements. As of September 29, 2012, uncertain tax positions of $103.8 million existed, of which $87.9 million would provide an effective rate impact in the future if subsequently recognized.

8.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	September 29, 2012	December 31, 2011	October 1, 2011

5.0% Euro Notes, due July 2013 (a)	$--	$157,139	$296,145
6.0% Convertible Senior Notes, due June 2014 (b)	28,687	60,270	77,386
10.5% Senior Secured Notes, due April 2019 (c)	384,033	220,085	220,088
Revolving credit facility	--	--	143,745
Capital lease obligations	5,489	8,821	9,899
Total debt	418,209	446,315	747,263
Less: Short-term borrowings (d)	4,681	4,476	148,155
Convertible Notes (b)(e)	28,687	60,270	77,386
Long-term debt	$384,841	$381,569	$521,722

(a)	The change in the balance of these euro-denominated notes reflected the repurchase of the remaining Euro Notes since October 1, 2011 and the impact of changes in foreign currency exchange rates.
(b)

The balance at September 29, 2012, December 31, 2011 and October 1, 2011 represented principal of $31.6 million, $69.2 million and $90.0 million, respectively and an unamortized debt discount of $2.9 million, $8.9 million and $12.6 million, respectively. The change in the balance primarily reflected the conversion of $58.4 million aggregate principal amount of Convertible Notes into 17.0 million shares of common stock since October 1, 2011.

(c)	The increase in the balance reflected the issuance of $152.0 million aggregate principal amount of Senior Secured Notes (the “Additional Notes”) at 108.25% of par value on June 8, 2012.
(d)

At October 1, 2011, the balance consisted primarily of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases and at September 29, 2012 and December 31, 2011, the balance consisted of obligations under capital leases.

(e)	The Convertible Notes were reflected as a current liability since they were convertible at September 29, 2012, December 31, 2011 and October 1, 2011.

Euro Notes

On July 6, 2006, the Company completed the issuance of the 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) Euro Notes. Prior to the sale of an 81.25% interest in the global MEXX business in October 2011 (see Note 1 – Basis of Presentation), a portion of the Euro Notes was designated as a hedge of the Company’s net investment in certain of the Company’s euro-denominated functional currency subsidiaries (see Note 15 – Derivative Instruments).

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

On July 12, 2012, the Company completed the optional redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes for 55.4 million euro, plus accrued interest. The redemption was funded by a portion of the net proceeds from the Company’s issuance of Additional Notes in June 2012. The Company recognized a $3.0 million pretax loss on the extinguishment of debt in the third quarter of 2012.

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

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. If the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $4.2912 (which is 120% of the applicable conversion price) on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As a result of stock price performance, the Convertible Notes were convertible during the third quarter of 2012 and are convertible during the fourth quarter of 2012.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount is amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $3.9 million and $6.9 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, and $0.9 million and $2.3 million for three months ended September 29, 2012 and October 1, 2011, respectively.

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

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes (the “Existing Senior Notes,” together with the Additional Notes, the “Senior Notes”). The Company used the net proceeds of $212.9 million from such issuance of the Existing Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its Amended Facility and to fund the redemption of 52.9 million euro aggregate principal of Euro Notes on July 12, 2012.  The Company will use the remaining proceeds to fund all or a portion of the anticipated purchase of a 51.0% interest in Kate Spade Japan Co., Ltd. (“KSJ”), which is a joint venture that was formed between Sanei International Co., LTD (“Sanei”), a Japanese entity, and Kate Spade LLC, one of the Company’s wholly-owned subsidiaries (see Note 10 – Commitments and Contingencies).  Any remaining net proceeds will be used for general corporate purposes.

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

Pursuant to a registration rights agreement executed as part of the April 7, 2011 offering, the Company agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the April 7, 2011 offering of Existing Senior Notes. As of the date of this filing, the registration statement has not been filed, and the Company is currently required to pay additional interest to the holders of the Existing Senior Notes issued on April 7, 2011 until the obligations under the registration rights agreement are fulfilled. The Company was required to pay additional interest of 0.50% during the 90-day period subsequent to July 8, 2012 and is required to pay additional interest of 0.75% during the 90-day period subsequent to October 6, 2012. If the Company does not complete the exchange offer by January 5, 2013, the interest rate will increase by 1.0%, which is the maximum required by the indenture governing the Existing Senior Notes.

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

The Amended Facility restricts the Company’s ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Facility (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under the Amended Facility falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provided for the inclusion of an intangible asset value of $30.0 million in the borrowing base which declined in value over two years; (v) permitted the incurrence of liens and sale of assets in connection with the grant and exercise of the purchase option under the 2009 license agreement with JCPenney; and (vi) permitted the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.

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

As of September 29, 2012, availability under the Company’s Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$350,000	$327,693	$ --	$26,480	$301,213	$256,213

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on such fair value hierarchy:

					Total Losses
	Net Carrying Value as of September 29,	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended September 29,	Three Months Ended September 29,
In thousands	2012	Level 1	Level 2	Level 3	2012	2012
Property and equipment	$23,687	$--	$--	$23,687	$27,905	$--

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended	Three Months Ended
In thousands	October 1, 2011	Level 1	Level 2	Level 3	October 1, 2011	October 1, 2011
Property and equipment	$21,187	$--	$--	$21,187	$15,076	$6,318
Intangible assets	12,116	--	--	12,116	814	814

As a result of the decisions to close the Company’s Ohio distribution center and exit certain JUICY COUTURE and LUCKY BRAND retail locations, impairment analyses were performed on the associated property and equipment.

The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations.

During the third quarter of 2011, the Company recorded a pretax charge of $191.3 million in Discontinued operations, net of income taxes on the accompanying Condensed Consolidated Statement of Operations to reduce the net carrying value of the MEXX assets and liabilities that were held for sale to fair value, less estimated costs to dispose.

The fair values of the Company’s Level 3 Property and equipment, Intangible assets and Assets and liabilities held for sale are based on either a market approach or an income approach using unobservable inputs including the Company’s forecasted cash flows and the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	September 29, 2012		December 31, 2011		October 1, 2011
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$--	$--	$145,491	$157,139	$269,640	$296,145
6.0% Convertible Senior Notes, due June 2014 (a)	115,374	28,687	174,397	60,270	143,837	77,386
10.5% Senior Secured Notes, due April 2019 (a)	420,128	384,033	234,850	220,085	222,429	220,088
Revolving credit facility (b)(c)	--	--	--	--	188,883	188,883

(a)       Carrying values include unamortized debt discount or premium.

(b)       Borrowings under the Amended Facility bear interest based on market rate; accordingly, its fair value approximates its carrying value.

(c)       Includes $45.1 million of MEXX outstanding borrowings reported as held for sale as of October 1, 2011.

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

Acquisition

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

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and MEXX Canada retail stores (see Note 1 – Basis of Presentation), an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 135 such leases. As of September 29, 2012, the future aggregate payments under these leases amounted to $203.1 million and extended to various dates through 2025.

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

The Company’s initiative to outsource its distribution function and close the Ohio distribution center has encountered delays, and the Company expects to continue to ship a portion of its merchandise from the Ohio distribution center past the end of the 2012 fiscal year.

In June 2011, the Company entered into an agreement with Globalluxe Kate Spade HK Limited (“Globalluxe”) to, among other things, reacquire the existing KATE SPADE businesses in Southeast Asia from Globalluxe (see Note 13 – Additional Financial Information).

On June 27, 2012, the Company received notification of Gores’ calculation of the working capital adjustments related to the MEXX Transaction, pursuant to the terms of the agreement. The Company has disputed such calculation and has notified Gores that the adjustment should result instead in a payment to the Company. The Company does not expect that any amount that may be payable to Gores related to such adjustments will have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 8 and 21 of Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K and Notes 10 and 17 of Notes to Condensed Consolidated Financial Statements in the Company’s June 30, 2012 Quarterly Report on Form 10-Q).

11.     STREAMLINING INITIATIVES

In the third quarter of 2012, the Company initiated actions to reduce staff at JUICY COUTURE.  These actions resulted in charges related to severance and are expected to be completed in the fourth quarter of 2012.

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

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which were previously expected to be completed in the fourth quarter of 2012. However, due to delays in completing the outsourcing of the Company’s distribution function, the Ohio distribution center will remain open past the end of the 2012 fiscal year, with related restructuring actions completed coincident with the closure of such facility. In the first quarter of 2011, the Company initiated actions to reduce staff at JUICY COUTURE. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges.

For the nine months ended September 29, 2012, the Company recorded pretax charges totaling $43.2 million related to these initiatives. The Company expects to pay approximately $16.1 million of accrued streamlining costs in the next 12 months. For the nine months ended October 1, 2011, the Company recorded pretax charges of $49.5 million related to these initiatives, including $2.6 million of contract termination costs, $17.2 million of asset write-downs and disposals, $9.3 million of payroll and related costs and $20.4 million of other costs. Approximately $24.6 million and $17.2 million of these charges were non-cash during the nine months ended September 29, 2012 and October 1, 2011, respectively.

For the nine and three months ended September 29, 2012 and October 1, 2011, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Condensed Consolidated Statements of Operations and impacted reportable segments as follows:

	Nine Months Ended		Three Months Ended
In thousands	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)	September 29, 2012 (13 Weeks)	October 1, 2011 (13 Weeks)
JUICY COUTURE	$14,501	$17,709	$3,062	$2,993
LUCKY BRAND	10,766	7,028	1,032	2,204
KATE SPADE	9,695	4,513	890	1,399
International-Based Direct Brands (a)	--	616	--	221
Adelington Design Group & Other	8,195	19,661	845	4,847
Total	$43,157	$49,527	$5,829	$11,664

(a)     Represents allocated corporate charges that were not reported as discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at December 31, 2011	$7,416	$17,844	$--	$30,929	$56,189
2012 provision	12,143	2,696	24,608	3,710	43,157
2012 asset write-downs	--	--	(24,608)	--	(24,608)
Translation difference	38	124	--	7	169
2012 spending	(11,839)	(14,291)	--	(17,979)	(44,109)
Balance at September 29, 2012	$7,758	$6,373	$-	$16,667	$30,798

12.     EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Nine Months Ended		Three Months Ended
In thousands	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)	September 29, 2012 (13 Weeks)	October 1, 2011 (13 Weeks)
(Loss) income from continuing operations, basic(a)	$(120,674)	$(99,878)	$(19,393)	$7,003
Convertible Notes interest expense(b)	--	--	--	--
(Loss) income from continuing operations, diluted(a)	$(120,674)	$(99,878)	$(19,393)	$7,003

Basic weighted average shares outstanding	107,692	94,443	113,109	94,483
Stock options and nonvested shares(c)(d)	--	--	--	840
Convertible Notes(a)(b)	--	--	--	--
Diluted weighted average shares outstanding(a)(b)(c)(d)	107,692	94,443	113,109	95,323

(Loss) earnings per share:
Basic and Diluted
(Loss) income from continuing operations	$(1.12)	$(1.06)	$(0.17)	$0.07
(Loss) income from discontinued operations	$(0.10)	$(3.18)	$--	$(2.34)
Net loss	$(1.22)	$(4.24)	$(0.17)	$(2.27)

(a)

Because the Company incurred a loss from continuing operations for the nine and three months ended September 29, 2012 and nine months ended October 1, 2011, approximately 13.7 million, 8.9 million and 25.2 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

(b)

Interest expense of $2.3 million and approximately 25.2 million shares issuable upon conversion of the Convertible Notes were considered antidilutive and were excluded from the computation of diluted loss per share for three months ended October 1, 2011.

(c)

Excludes approximately 1.2 million and 0.8 million nonvested shares for the nine and three months ended September 29, 2012 and October 1, 2011, respectively, for which the performance criteria have not yet been achieved.

(d)

Because the Company incurred a loss from continuing operations for the nine and three months ended September 29, 2012 and nine months ended October 1, 2011, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the nine and three months ended September 29, 2012 and nine months ended October 1, 2011, approximately 5.9 million, 5.9 million and 7.6 million outstanding stock options, respectively, and approximately 0.5 million, 0.5 million and 1.0 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

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

In connection with these transactions, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl’s with DANA BUCHMAN-branded jewelry through October 11, 2013; and (v) an exclusive license to produce and sell jewelry under the KENSIE brand name.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the nine months ended September 29, 2012 and October 1, 2011, net income tax refunds (payments) were not significant. During the nine months ended September 29, 2012 and October 1, 2011, the Company made interest payments of $17.9 million and $30.4 million, respectively. As of September 29, 2012, December 31, 2011 and October 1, 2011, the Company accrued capital expenditures totaling $12.4 million, $6.4 million and $8.1 million, respectively.

Depreciation and amortization expense for the nine months ended September 29, 2012 and October 1, 2011 included $8.2 million and $7.2 million, respectively, related to amortization of deferred financing costs.

During the nine months ended September 29, 2012, holders of $37.6 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 10,839,520 shares of the Company’s common stock.

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions to KSC of $2.5 million in the fourth quarter of 2011 and $5.0 million during the first nine months of 2012. The Company is required to make an additional capital contribution to KSC of $5.5 million in 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe.

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

The Company’s equity in earnings (losses) of its equity investees was $(0.5) million and $1.5 million in the nine months ended September 29, 2012 and October 1, 2011, respectively, and $(1.5) million and $0.4 million for the three months ended September 29, 2012 and October 1, 2011, respectively, which was included in Other income (expense), net on the accompanying Condensed Consolidated Statements of Operations. As of September 29, 2012,

December 31, 2011 and October 1, 2011, Investments in and advances to equity investees amounted to $23.3 million, $19.1 million and $16.3 million, respectively, and was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the MEXX Transaction (see Note 1 – Basis of Presentation), the Company retains an 18.75% ownership interest in NewCo and accounts for such investment at cost. The Company’s cost investment was $10.0 million as of September 29, 2012 and December 31, 2011 and was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Nine Months Ended September 29, 2012 (39 weeks)
JUICY COUTURE	$344,984	33.9%	$(45,899)	(13.3)%
LUCKY BRAND	324,245	31.8%	(30,083)	(9.3)%
KATE SPADE	289,216	28.4%	14,748	5.1%
Adelington Design Group & Other	60,116	5.9%	(9,532)	(15.9)%
Totals	$1,018,561	100.0%	$(70,766)	(6.9)%

Nine Months Ended October 1, 2011 (39 weeks)
JUICY COUTURE	$369,906	34.5%	$(17,420)	(4.7)%
LUCKY BRAND	281,298	26.3%	(34,092)	(12.1)%
KATE SPADE	202,769	18.9%	7,381	3.6%
International-Based Direct Brands	--	-- %	(8,963)	--%
Adelington Design Group & Other	217,685	20.3%	(13,341)	(6.1)%
Totals	$1,071,658	100.0%	$(66,435)	(6.2)%

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended September 29, 2012 (13 weeks)
JUICY COUTURE	$129,837	35.6%	$(8,139)	(6.3)%
LUCKY BRAND	111,797	30.7%	(3,249)	(2.9)%
KATE SPADE	101,880	27.9%	8,324	8.2%
Adelington Design Group & Other	21,042	5.8%	2,783	13.2%
Totals	$364,556	100.0%	$(281)	(0.1)%

Three Months Ended October 1, 2011 (13 weeks)
JUICY COUTURE	$137,435	36.1%	$2,157	1.6%
LUCKY BRAND	100,676	26.4%	(7,838)	(7.8)%
KATE SPADE	75,386	19.8%	4,060	5.4%
International-Based Direct Brands	--	-- %	(3,110)	--%
Adelington Design Group & Other	67,196	17.7%	(931)	(1.4)%
Totals	$380,693	100.0%	$(5,662)	(1.5)%

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Nine Months Ended September 29, 2012 (39 weeks)
Domestic	$972,921	95.5%	$(61,464)	(6.3)%
International	45,640	4.5%	(9,302)	(20.4)%
Totals	$1,018,561	100.0%	$(70,766)	(6.9)%

Nine Months Ended October 1, 2011 (39 weeks)
Domestic	$1,025,900	95.7%	$(77,968)	(7.6)%
International	45,758	4.3%	11,533	25.2%
Totals	$1,071,658	100.0%	$(66,435)	(6.2)%

Dollars in thousands	Net Sales	% to Total	Operating (Loss) Income	% of Sales
Three Months Ended September 29, 2012 (13 weeks)
Domestic	$344,147	94.4%	$(394)	(0.1	) %
International	20,409	5.6%	113	0.6%
Totals	$364,556	100.0%	$(281)	(0.1	) %

Three Months Ended October 1, 2011 (13 weeks)
Domestic	$363,550	95.5%	$(9,442)	(2.6	) %
International	17,143	4.5%	3,780	22.1%
Totals	$380,693	100.0%	$(5,662)	(1.5	) %

There were no significant changes in segment assets during the nine and three months ended September 29, 2012.

15.     DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company previously utilized foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company’s European and Canadian entities, substantially all of which related to the global MEXX business. As of September 29, 2012, December 31, 2011 and October 1, 2011, the Company had no significant outstanding forward contracts.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
Nine months ended October 1, 2011	$(4,192)	Discontinued operations, net of income taxes	$(4,535)	$164
Three months ended October 1, 2011	2,447	Discontinued operations, net of income taxes	(2,478)	(6)

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

As of October 1, 2011, the Company dedesignated an aggregate 131.5 million euro of its outstanding Euro Notes as a hedge of its net investment in certain euro-denominated functional currency subsidiaries.

In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, the Company dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company’s net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes were recorded in earnings beginning on November 1, 2011 until the Euro Notes were fully repurchased by the Company in the third quarter of 2012.

The Company recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Nine Months Ended	Three Months Ended
In thousands	October 1, 2011 (39 weeks)	October 1, 2011 (13 weeks)
Effective portion recognized within Accumulated OCI	$(3,357)	$10,253
Ineffective portion recognized within Other income (expense), net	(10,924)	14,976

Also, as a result of the sale of an 81.25% interest in the global MEXX business, the Company’s net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on the Company’s Euro Notes through October 31, 2011 was written off.

The Company occasionally uses short-term foreign currency forward contracts to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, the Company entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, the Company entered into forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other income (expense), net for the nine months ended October 1, 2011.

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

Compensation expense related to the Company’s share-based payment awards totaled $7.2 million and $4.1 million for the nine months ended September 29, 2012 and October 1, 2011 and $1.6 million and $0.7 million for the three months ended September 29, 2012 and October 1, 2011, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Nine Months Ended
Valuation Assumptions:	September 29, 2012	October 1, 2011
Weighted-average fair value of options granted	$5.99	$2.73
Expected volatility	63.3%	73.0%
Weighted-average volatility	63.3%	65.7%
Expected term (in years)	5.1	5.1
Dividend yield	—	—
Risk-free rate	0.2% to 3.8%	0.1% to 4.1%
Expected annual forfeiture	13.5%	12.0%

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

A summary of award activity under stock option plans as of September 29, 2012 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	7,002,238	$11.22	4.7	$19,206
Granted	535,000	11.38
Exercised	(1,305,525)	4.63		9,732
Cancelled/expired	(364,388)	20.13
Outstanding at September 29, 2012	5,867,325	$12.14	4.2	$30,592

Vested or expected to vest at September 29, 2012	5,547,039	$12.42	4.1	$28,854

Exercisable at September 29, 2012	3,412,325	$15.97	3.3	$15,931

As of September 29, 2012, there were approximately 2.5 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.58.

As of September 29, 2012, there was $6.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the nine month periods ended September 29, 2012 and October 1, 2011 was $4.0 million and $3.4 million, respectively.

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

The fair value for the performance share units granted is calculated using the Monte Carlo simulation model for the TSR modifier market condition. For the nine months ended September 29, 2012, the following assumptions were used in determining fair value:

Nine Months Ended
Valuation Assumptions:	September 29, 2012
Weighted-average fair value	$12.18
Historic volatility	76.4%
Expected term (in years)	2.86
Dividend yield	--
Risk-free rate	0.41%
Expected annual forfeiture	13.5%

A summary of award activity under restricted stock plans as of September 29, 2012 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2011 (a)	1,570,101	$6.23
Granted (b)	706,100	11.91
Vested	(322,142)	6.54
Cancelled	(252,425)	6.68
Nonvested stock at September 29, 2012 (a)(b)	1,701,634	$8.46

Expected to vest as of September 29, 2012	697,107	$8.97

(a)       Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

(b)       Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014.

As of September 29, 2012, there was $3.7 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the nine month periods ended September 29, 2012 and October 1, 2011 was $2.3 million and $1.9 million, respectively.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, sustaining recent improved performance in our LUCKY BRAND business, improving the operations and results, the creative direction and product offering at our JUICY COUTRE business while expanding its international operations, and continuing to drive profitable growth at KATE SPADE. Our plan to improve operations and results at our JUICY COUTURE brand includes modifying the allocation process to deliver more product to better performing locations, moving excess inventory to the outlet channel sooner to improve sell-through rates, employing new merchandising and pricing strategies in the retail stores and cost reduction and globalization of organizational roles within the JUICY COUTURE brand.

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

During 2011 and through the third quarter of 2012, we completed various transactions that had a transformational impact on our portfolio of brands and significantly improved our liquidity and strengthened our balance sheet.

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

On October 24, 2011, we sold our KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC. On October 11, 2011, we sold our DANA BUCHMAN trademark to Kohl’s. The aggregate cash proceeds of these two transactions were $39.8 million. We will serve as the exclusive supplier of jewelry to Kohl’s for the DANA BUCHMAN brand through October 11, 2013. We also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

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

On June 8, 2012, we completed the offering of the Additional Notes, at 108.25% of par value. We are using the net proceeds of $160.6 million from the issuance of the Additional Notes to repay outstanding borrowings under our amended and restated revolving credit facility (as amended to date, the “Amended Facility”) and to fund the redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes discussed above. We will use the remaining proceeds to fund all or a portion of anticipated purchase of the remaining 51.0% interest in KSJ discussed above and for general corporate purposes.

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

Using cash generated from the various disposal transactions, along with cash from continuing operations, we also repaid all outstanding indebtedness under our Amended Facility, leaving no amounts outstanding as of September 29, 2012 and $32.2 million of cash and marketable securities on hand. As a result of these transactions, we have significantly improved our liquidity and enhanced our debt profile.

Operational Initiatives

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which was previously expected to be completed in the fourth quarter of 2012. In August 2011, we entered into an agreement with Li & Fung Limited (“Li & Fung”) for distribution services in the United States for our Company-owned retail stores, as well as for our wholesale business. However, due to delays in completing the outsourcing of our distribution function, the Ohio distribution center will remain open past the end of the 2012 fiscal year, with related restructuring actions completed coincident with the closure of such facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges (see Note 11 of Notes to Condensed Consolidated Financial Statements).

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

The activities of the global MEXX business, our KENSIE, KENSIE GIRL and MAC & JAC brands, our closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, our closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. We continue activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

Overall Results for the Nine Months Ended September 29, 2012

Net Sales

Net sales for the first nine months of 2012 were $1.019 billion, a decrease of $53.1 million, or 5.0%, compared to net sales for the first nine months of 2011. Excluding the impact of a $150.6 million decline in net sales related to brands that have been exited, net sales increased $97.5 million, or 9.1%. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

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

Gross Profit and Loss from Continuing Operations

Gross profit in the first nine months of 2012 was $572.9 million, an increase of $4.0 million compared to the first nine months of 2011, primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments and improved gross profit rates across all of our reportable segments, partially offset by decreased net sales in our Adelington Design Group & Other and JUICY COUTURE segments. Our gross profit rate increased from 53.1% in 2011 to 56.3% in 2012 due to an increased proportion of sales from direct-to-consumer operations in our KATE SPADE and LUCKY BRAND segments, as we continue to evolve our business model to a direct-to-consumer platform and gross margin expansion primarily driven by our LUCKY BRAND and KATE SPADE segments.

We recorded a loss from continuing operations of $120.7 million in the first nine months of 2012, as compared to a loss from continuing operations of $99.9 million in the first nine months of 2011. The period-over-period change primarily reflected: (i) a $15.6 million gain related to the August 2011 sale of the trademarks for our former Curve fragrance brand and selected other smaller fragrance brands; (ii) a change in Other income (expense), net, which included foreign currency transaction gains (losses) of $2.2 million and $(9.0) million in the first nine months of 2012 and 2011, respectively (see “Financial Position, Liquidity and Capital Resources – Hedging Activities”); (iii) losses on extinguishment of debt in 2012; (iv) an increase in Selling, general & administrative expenses (“SG&A”); and (v) an increase in gross profit.

Balance Sheet

We ended the first nine months of 2012 with a net debt position (total debt less cash and marketable securities) of $386.0 million as compared to $734.9 million at the end of the first nine months of 2011. The $348.9 million decrease in our net debt primarily reflected: (i) the receipt of $412.3 million primarily from sales transactions (including $20.0 million received from JCPenney, which is refundable under certain circumstances); (ii) net proceeds of $160.6 million from the issuance of the Additional Notes; (iii) the repurchase of the remaining 221.5 million euro aggregate principal amount of our Euro Notes; (iv) the conversion of $58.4 million aggregate principal amount of our Convertible Notes into 17.0 million shares of our common stock; and (v) the funding of $74.3 million of capital and in-store shop expenditures over the last 12 months. We also generated $63.2 million in cash from continuing operations over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on four reportable segments.

NINE MONTHS ENDED SEPTEMBER 29, 2012 COMPARED TO NINE MONTHS ENDED OCTOBER 1, 2011

The following table sets forth our operating results for the nine months ended September 29, 2012 (comprised of 39 weeks) compared to the nine months ended October 1, 2011 (comprised of 39 weeks):

	Nine Months Ended		Variance
Dollars in millions	September 29, 2012 (39 Weeks)	October 1, 2011 (39 Weeks)	$	%

Net Sales	$1,018.6	$1,071.7	$(53.1)	(5.0)%

Gross Profit	572.9	568.9	4.0	0.7%

Selling, general & administrative expenses	643.7	634.5	(9.2)	(1.4)%

Impairment of intangible assets	--	0.8	0.8	*

Operating Loss	(70.8)	(66.4)	(4.4)	(6.6)%

Other income (expense), net	1.5	(7.1)	8.6	*

Gain on sale of trademarks	--	15.6	(15.6)	*

(Loss) gain on extinguishment of debt, net	(8.7)	6.5	(15.2)	*

Interest expense, net	(37.8)	(42.9)	5.1	11.9%

Provision for income taxes	4.9	5.6	0.7	12.5%

Loss from Continuing Operations	(120.7)	(99.9)	(20.8)	(20.8)%

Discontinued operations, net of income taxes	(10.8)	(301.0)	290.2	96.4%

Net Loss	$(131.5)	$(400.9)	$269.4	67.2%

*   Not meaningful.

Net Sales

Net sales for the first nine months of 2012 were $1.019 billion, a decrease of $53.1 million, or 5.0%, compared to the first nine months of 2011. Excluding the impact of a $150.6 million decline in net sales related to brands that have been exited, net sales increased $97.5 million, or 9.1%. The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand due to the sales of the trademark rights for such brands in the fourth quarter of 2011. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

Net sales results for our segments are provided below:

•

JUICY COUTURE net sales were $345.0 million, a 6.7% decrease compared to 2011, which primarily reflected decreases in our wholesale non-apparel and specialty retail operations, partially offset by an increase in our e-commerce operations.

We ended the first nine months of 2012 with 78 specialty retail stores, 53 outlet stores and 2 concessions, reflecting the net closure over the last 12 months of 3 concessions and 1 specialty retail store and the net addition of 3 outlet stores. Key operating metrics for our JUICY COUTURE retail operations included the following:

	—	Average retail square footage in the first nine months of 2012 was approximately 429 thousand square feet, a 2.6% increase compared to 2011;
	—	Sales productivity was $423 per average square foot as compared to $435 for the first nine months of 2011; and
	—	Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 4.4% in the first nine months of 2012.

•

LUCKY BRAND net sales were $324.3 million, a 15.3% increase compared to 2011, reflecting increases in our wholesale apparel, outlet, specialty retail and e-commerce operations, partially offset by a slight decrease in our wholesale non-apparel operations.

We ended the first nine months of 2012 with 174 specialty retail stores and 44 outlet stores, reflecting the net closure over the last 12 months of 5 specialty retail stores and the net addition of 2 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

	—	Average retail square footage in the first nine months of 2012 was approximately 555 thousand square feet, a 2.1% decrease compared to 2011;
	—	Sales productivity was $313 per average square foot as compared to $282 for the first nine months of 2011; and
	—	Comparable direct-to-consumer net sales, including e-commerce, increased by 12.5% in the first nine months of 2012.

•	KATE SPADE net sales were $289.2 million, a 42.6% increase compared to 2011, reflecting sales increases across all operations in the segment.

We ended the first nine months of 2012 with 63 specialty retail stores and 30 outlet stores, reflecting the net addition over the last 12 months of 14 specialty retail stores and 1 outlet store. Key operating metrics for our KATE SPADE retail operations included the following:

	—	Average retail square footage in the first nine months of 2012 was approximately 160 thousand square feet, a 9.4% increase compared to 2011;
	—	Sales productivity was $737 per average square foot as compared to $603 for the first nine months of 2011; and
	—	Comparable direct-to-consumer net sales, including e-commerce, increased by 31.0% in the first nine months of 2012.

•

Adelington Design Group & Other net sales were $60.1 million, a decrease of $157.6 million, or 72.4%, compared to 2011, substantially all of which related to brands that have been exited, as discussed above.

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

Gross Profit

Gross profit in the first nine months of 2012 was $572.9 million (56.3% of net sales), compared to $568.9 million (53.1% of net sales) in the first nine months of 2011. The increase in gross profit is primarily due to increased net sales and gross profit rates in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our Adelington Design Group & Other and JUICY COUTURE segments. The gross profit rate improved due to the continued evolution of our business model to a retail platform and gross margin expansion primarily driven by our KATE SPADE and LUCKY BRAND segments.

Selling, General & Administrative Expenses

SG&A increased $9.2 million, or 1.4%, to $643.7 million in the first nine months of 2012 compared to the first nine months of 2011. The increase in SG&A reflected the following:

•

A $74.5 million increase in SG&A in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments,  primarily reflecting: (i) increased compensation related expenses at KATE SPADE and LUCKY BRAND; (ii) increased advertising expenses and e-commerce fees across all three reportable segments; (iii) increased rent and other store operating expenses at KATE SPADE, primarily related to direct-to-consumer expansion; and (iv) a net increase in fixed asset charges and depreciation expense at JUICY COUTURE;

•

A $59.4 million decrease associated with our Adelington Design Group & Other segment related to the exited brands discussed above and reduced corporate costs (inclusive of $9.0 million of SG&A allocated to our former International-Based Direct Brands segment in the first nine months of 2011); and

•	A $5.9 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities.

SG&A as a percentage of net sales was 63.2%, compared to 59.2% in 2011, primarily reflecting increased SG&A and reduced net sales in our JUICY COUTURE segment and decreased net sales in our Adelington Design Group & Other segment, which exceeded the proportionate reduction in SG&A in that segment.

Operating Loss

Operating loss for the first nine months of 2012 was $70.8 million ((6.9)% of net sales) compared to an operating loss of $66.4 million ((6.2)% of net sales) in 2011. Operating (loss) income by segment is provided below:

•

JUICY COUTURE operating loss was $45.9 million ((13.3)% of net sales), compared to $17.4 million ((4.7)% of net sales) in 2011. The period-over-period change reflected an increase in SG&A, including an increase in compensation related expenses, advertising expenses and e-commerce fees, as well as a decrease in gross profit.

•

LUCKY BRAND operating loss was $30.1 million in 2012 ((9.3)% of net sales), compared to $34.1 million ((12.1)% of net sales) in 2011. The period-over-period change reflected an increase in gross profit, partially offset by an increase in SG&A primarily related to an increase in compensation related expenses, advertising expenses and e-commerce fees, as well as an increase in allocated expenses associated with our streamlining initiatives.

•

KATE SPADE operating income was $14.7 million (5.1% of net sales), compared to $7.4 million (3.6% of net sales) in 2011. The increase in operating income reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including compensation related expenses, rent and other store operating expenses and advertising expenses.

•

Adelington Design Group and Other operating loss was $9.5 million ((15.9)% of net sales), compared to operating loss of $13.3 million ((6.1)% of net sales) in 2011. The decreased operating loss reflected a decline in SG&A, including a reduction related to the exited brands discussed above, substantially offset by a corresponding reduction in gross profit.

We also incurred operating losses in our former International-Based Direct Brands segment of $9.0 million in the first nine months of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

Other Income (Expense), Net

Other income (expense), net amounted to $1.5 million and $(7.1) million in the nine months ended September 29, 2012 and October 1, 2011, respectively. Other income (expense), net consisted primarily of (i) foreign currency transaction gains and losses, including the impact of the dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency transaction gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our equity investees.

Gain on Sale of Trademarks

In the first nine months of 2011, we recorded a $15.6 million gain on the sale of the trademark rights related to our former Curve brand and other smaller fragrance brands.

(Loss) Gain on Extinguishment of Debt

During the first nine months of 2012, we recorded an $8.7 million loss on the extinguishment of debt in connection with the conversion of $37.6 million of our Convertible Notes into 10.8 million shares of our common stock and the repurchase of 121.5 million euro aggregate principal amount of our Euro Notes. During the first nine months of 2011, we recorded a $6.5 million gain on the extinguishment of debt in connection with the repurchase of 128.5 million euro aggregate principal amount of our Euro Notes.

Interest Expense, Net

Interest expense, net decreased to $37.8 million for the nine months ended September 29, 2012, as compared to $42.9 million for the nine months ended October 1, 2011, primarily reflecting a decrease of $11.3 million due to the redemptions and repurchases of the Euro Notes discussed above, a $3.0 million decrease in interest expense related to reduced borrowings under our Amended Facility and a $3.0 million decrease due to a reduction in the principal amount of our Convertible Notes, partially offset by an increase of $11.2 million in interest expense related to the Senior Notes.

Provision for Income Taxes

The income tax provision of $4.9 million and $5.6 million for the nine months ended September 29, 2012 and October 1, 2011, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first nine months of 2012 increased to $120.7 million, or (11.8)% of net sales, from $99.9 million in the first nine months of 2011, or (9.3)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(1.12) in 2012 and $(1.06) in 2011.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first nine months of 2012 was $10.8 million, reflecting a loss on disposal of discontinued operations of $7.9 million and a $2.9 million loss from discontinued operations. Loss from discontinued operations in the first nine months of 2011 was $301.0 million, reflecting a $207.3 million loss on disposal of discontinued operations and a $93.7 million loss from discontinued operations. EPS from discontinued operations was $(0.10) in 2012 and $(3.18) in 2011.

Net Loss

Net loss in the first nine months of 2012 decreased to $131.5 million from $400.9 million in the first nine months of 2011. EPS was $(1.22) in 2012 and $(4.24) in 2011.

THREE MONTHS ENDED SEPTEMBER 29, 2012 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 2011

The following table sets forth our operating results for the three months ended September 29, 2012 (comprised of 13 weeks) compared to the three months ended October 1, 2011 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	September 29, 2012 (13 Weeks)	October 1, 2011 (13 Weeks)	$	%

Net Sales	$364.6	$380.7	$(16.1)	(4.2)%

Gross Profit	203.1	206.8	(3.7)	(1.8)%

Selling, general & administrative expenses	203.4	211.7	8.3	3.9%

Impairment of intangible assets	--	0.8	0.8	*

Operating Loss	(0.3)	(5.7)	5.4	94.7%

Other (expense) income, net	(1.1)	16.8	(17.9)	*

Gain on sale of trademarks	--	15.6	(15.6)	*

Loss on extinguishment of debt	(3.0)	--	(3.0)	*

Interest expense, net	(13.2)	(15.8)	2.6	16.5%

Provision for income taxes	1.8	3.9	2.1	53.8%

(Loss) Income from Continuing Operations	(19.4)	7.0	(26.4)	*

Discontinued operations, net of income taxes	0.6	(221.6)	222.2	*

Net Loss	$(18.8)	$(214.6)	$195.8	91.2%

*   Not meaningful.

Net Sales

Net sales for the third quarter of 2012 were $364.6 million, a decrease of $16.1 million, or 4.2%, compared to the third quarter of 2011. Excluding the impact of a $38.7 million decline in net sales related to brands that have been exited, net sales increased $22.6 million, or 5.9%. The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand, due to the sales of the trademark rights for such brands in the fourth quarter of 2011. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

Net sales results for our segments are provided below:

•                   JUICY COUTURE net sales were $129.8 million, a 5.5% decrease compared to 2011, which primarily reflected decreases in our wholesale non-apparel, licensing and specialty retail operations, partially offset by an increase in our wholesale apparel and e-commerce operations.

—           Average retail square footage in the third quarter of 2012 was approximately 420 thousand square feet, flat compared to 2011;

—           Sales productivity was $164 per average square foot as compared to $157 for the third quarter of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased by 0.5% in the third quarter of 2012.

•                   LUCKY BRAND net sales were $111.8 million, an 11.0% increase compared to 2011, reflecting increases in our wholesale apparel and outlet operations, partially offset by decreases in our wholesale non-apparel and specialty retail operations.

—           Average retail square footage in the third quarter of 2012 was approximately 551 thousand square feet, a 1.7% decrease compared to 2011;

—           Sales productivity was $104 per average square foot as compared to $99 for the third quarter of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 4.5% in the third quarter of 2012.

•                   KATE SPADE net sales were $101.9 million, a 35.1% increase compared to 2011, reflecting increases in our outlet, specialty retail, e-commerce and wholesale apparel operations, partially offset by a decrease in our wholesale non-apparel operations.

—           Average retail square footage in the third quarter of 2012 was approximately 162 thousand square feet, a 12.7% increase compared to 2011;

—           Sales productivity was $268 per average square foot as compared to $206 for the third quarter of 2011; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 21.5% in the third quarter of 2012.

•                   Adelington Design Group & Other net sales were $21.0 million, a decrease of $46.2 million, or 68.7%, compared to 2011, $38.7 million of which related to brands that have been exited, as discussed above.

Gross Profit

Gross profit in the third quarter of 2012 was $203.1 million (55.7% of net sales), compared to $206.8 million (54.3% of net sales) in the third quarter of 2011. The increase in gross profit is primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our Adelington Design Group & Other and JUICY COUTURE segments and a decreased gross margin rate in our JUICY COUTURE segment. The gross profit rate improved due to the continued evolution of our business model to a retail platform and gross margin expansion in the specialty retail operations in our KATE SPADE and LUCKY BRAND segments, partially offset by reduced gross margin in our JUICY COUTURE segment.

Selling, General & Administrative Expenses

SG&A decreased $8.3 million, or 3.9%, to $203.4 million in the third quarter of 2012 compared to the third quarter of 2011. The decrease in SG&A reflected the following:

•

A $25.4 million decrease associated with our Adelington Design Group & Other segment related to the exited brands discussed above and reduced corporate costs (inclusive of $3.1 million of SG&A allocated to our former International-Based Direct Brands segment in the third quarter of 2011);

•	A $5.3 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and
•

A $22.4 million increase in SG&A in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments, primarily reflecting: (i) increased compensation related expenses at KATE SPADE and LUCKY BRAND; (ii) increased rent and other store operating expenses at KATE SPADE, primarily related to direct-to-consumer expansion; (iii) increased advertising expenses at LUCKY BRAND and JUICY COUTURE; and (iv) increased e-commerce fees, primarily at JUICY COUTURE.

SG&A as a percentage of net sales was 55.8% in the third quarter of 2012, compared to 55.6% in the third quarter of 2011, primarily reflecting increased SG&A in our KATE SPADE segment to support growth initiatives, partially offset by reduced Adelington Design Group & Other and corporate SG&A.

Operating Loss

Operating loss for the third quarter of 2012 was $0.3 million ((0.1)% of net sales) compared to an operating loss of $5.7 million ((1.5)% of net sales) in 2011. Operating (loss) income by segment is provided below:

•                       JUICY COUTURE operating loss in the third quarter was $8.2 million ((6.3)% of net sales), compared to operating income of $2.1 million (1.6% of net sales) in 2011. The period-over-period change primarily reflected reduced gross margins related to its retail stores and wholesale non-apparel operations and a slight increase in SG&A.

•                       LUCKY BRAND operating loss was $3.2 million ((2.9)% of net sales), compared to an operating loss of $7.8 million ((7.8)% of net sales) in 2011. The period-over-period change in operating loss reflected an increase in gross profit, partially offset by an increase in SG&A primarily related to compensation expenses and advertising expenses.

•                       KATE SPADE operating income was $8.3 million (8.2% of net sales), compared to $4.0 million (5.4% of net sales) in 2011. The period-over-period increase in operating income reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to an increase in compensation expenses, increased rent and other store opening expenses primarily related to direct-to-consumer expansion.

•                       Adelington Design Group & Other operating income was $2.8 million (13.2% of net sales), compared to an operating loss of $0.9 million ((1.4)% of net sales) in 2011. The period-over-period change in operating loss reflected a decrease in SG&A, including a reduction related to the exited brands discussed above, partially offset by a corresponding decrease in gross profit.

We also incurred operating losses in our former International-Based Direct Brands segment of $3.1 million in the third quarter of 2011 related to allocated corporate SG&A that could not be reported as discontinued operations.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(1.1) million and $16.8 million in the three months ended September 29, 2012 and October 1, 2011, respectively. Other (expense) income, net consisted primarily of (i) foreign currency transaction gains and losses, including the impact of the dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency transaction gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our equity investees.

Gain on Sale of Trademarks

In the third quarter of 2011, we recorded a gain on the sale of trademark rights related to our former Curve brand and other smaller fragrance brands.

Loss on Extinguishment of Debt

During the third quarter of 2012, we recorded a $3.0 million loss on the extinguishment of debt in connection with the redemption of the remaining 52.9 million euro aggregate principal amount of our Euro Notes.

Interest Expense, Net

Interest expense, net decreased to $13.2 million for the three months ended September 29, 2012, as compared to $15.8 million for the three months ended October 1, 2011, primarily reflecting a decrease of $3.8 million in interest expense due to the redemptions and repurchases of the Euro Notes discussed above, a decrease of $1.5 million in interest expense related to a reduction in the principal amount of our Convertible Notes and a $1.4 million decrease in interest expense related to reduced borrowings under our Amended Facility, partially offset by an increase of $4.0 million in interest expense related to the Additional Notes, which were issued in June 2012.

Provision for Income Taxes

The income tax provision of $1.8 million and $3.9 million for the three months ended September 29, 2012 and October 1, 2011, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

(Loss) Income from Continuing Operations

(Loss) income from continuing operations in the third quarter of 2012 decreased to $(19.4) million, or (5.3)% of net sales, from $7.0 million in the third quarter of 2011, or 1.8% of net sales. EPS from continuing operations was $(0.17) in 2012 and $0.07 in 2011.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the third quarter of 2012 was $0.6 million, reflecting income on disposal of discontinued operations of $1.0 million and a $0.4 million loss from discontinued operations. Loss from discontinued operations in the third quarter of 2011 was $221.6 million, reflecting a $196.8 million loss on disposal of discontinued operations and a $24.8 million loss from discontinued operations. EPS from discontinued operations was zero in 2012 and $(2.34) in 2011.

Net Loss

Net loss in the third quarter of 2012 decreased to $18.8 million from $214.6 million in the third quarter of 2011. EPS was $(0.17) in 2012 and $(2.27) in 2011.

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

As a result of a number of dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” during 2011, we received $450.7 million of cash proceeds, predominantly from trademark sales. We also received an advance of $20.0 million (refundable to JCPenney under certain circumstances) in exchange for our agreement to develop exclusive brands for JCPenney by Spring 2014. We have used such proceeds and the proceeds from our offerings of Senior Notes in part to repay outstanding amounts under our Amended Facility and to repay the Euro Notes. As a result of these transactions, we have significantly improved our liquidity and enhanced our debt profile.

6.0% Convertible Senior Notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the applicable conversion price). As a result of stock price performance, the Convertible Notes were convertible during the third quarter of 2012 and are convertible during the fourth quarter of 2012. If the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

During the last 12 months, holders of $58.4 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 17.0 million shares of our common stock.

10.5% Senior Secured Notes. We used the net proceeds of $212.9 million from the April 7, 2011 issuance of the Existing Senior Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. On June 8, 2012, we completed the offering of Additional Notes. We used a portion of the net proceeds of the offering of the Additional Notes to repay outstanding borrowings under our Amended Facility and to fund the redemption of 52.9 million euro aggregate principal of Euro Notes on July 12, 2012.  We will use the remaining proceeds to fund all or a portion of the anticipated purchase of a 51.0% interest in KSJ and for general corporate purposes.

Pursuant to a registration rights agreement executed as part of the April 7, 2011 offering, we have agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an exchange offer for new notes registered with the SEC with substantially identical terms; and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Existing Senior Notes. As of the date of this filing, the registration statement has not been filed and we are currently required to pay additional interest to the holders of the Existing Senior Notes until the obligations under the registration rights agreement are fulfilled. We were required to pay additional interest of 0.50% during the 90-day period subsequent to July 8, 2012 and are required to pay additional interest of 0.75% during the 90-day period subsequent to October 6, 2012.  If we do not complete the exchange offer by January 5, 2013, the interest rate will increase by 1.0%, which is the maximum required by the indenture governing the Existing Senior Notes.

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

Based on our forecast of borrowing availability under the Amended Facility, we anticipate that cash flows from operations and the projected borrowing availability under our Amended Facility will be sufficient to fund our liquidity requirements for at least the next 12 months.

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

Cash and Debt Balances. We ended the first nine months of 2012 with $32.2 million in cash and marketable securities, compared to $12.4 million at the end of the first nine months of 2011 and with $418.2 million of debt outstanding at the end of the first nine months of 2012, compared to $747.3 million at the end of the first nine months of 2011. The $348.9 million decrease in our net debt position over the last twelve months primarily reflected: (i) the receipt of $412.3 million primarily from sales transactions (including $20.0 million received from JCPenney, which is refundable under certain circumstances); (ii) net proceeds of $160.6 million from the issuance of the Additional Notes; (iii) the repurchase of 221.5 million euro aggregate principal amount of our Euro Notes; (iv) the conversion of $58.4 million of our Convertible Notes into 17.0 million shares of our common stock; and (v) the funding of $74.3 million of capital and in-store shop expenditures over the last 12 months. We also generated $63.2 million in cash from continuing operations over the past 12 months.

Accounts Receivable decreased $22.9 million, or 15.3%, at September 29, 2012 compared to October 1, 2011, primarily due to (i) brands that have been exited in our Adelington Design Group & Other segment and (ii) decreased wholesale sales in our JUICY COUTURE segment partially offset by increased wholesale sales in our KATE SPADE and LUCKY BRAND segments. Accounts receivable increased $7.1 million, or 5.9%, at September 29, 2012 compared to December 31, 2011, primarily reflecting timing of wholesale shipments.

Inventories decreased $10.2 million, or 4.0% at September 29, 2012 compared to October 1, 2011, primarily due to brands that have been exited in our Adelington Design Group & Other segment. Such decreases in inventories were partially offset by an increase in KATE SPADE inventory to support growth initiatives, including retail store expansion. Inventories increased $52.2 million, or 27.0%, compared to December 31, 2011, primarily due to the timing of wholesale shipments as we accumulate inventory for the remaining fall and holiday seasons partially offset by the impact of brands that have been exited in our Adelington Design Group & Other segment.

Borrowings under our Amended Facility peaked at $51.2 million during the first nine months of 2012, compared to a peak of $234.8 million during the first nine months of 2011. There were no outstanding borrowings under this facility at September 29, 2012, compared to $188.9 million at October 1, 2011 (including $45.1 million reported in Liabilities held for sale on the accompanying Condensed Consolidated Balance Sheet).

Net cash used in operating activities of our continuing operations was $71.5 million in the first nine months of 2012, compared to $15.6 million in the first nine months of 2011. This $55.9 million period-over-period change was primarily due to a $58.3 million decrease related to working capital items, partially offset by reduced losses in 2012 compared to 2011 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $15.8 million and $128.0 million of cash in the nine months ended September 29, 2012 and October 1, 2011, respectively.

Net cash used in investing activities of our continuing operations was $61.7 million in the first nine months of 2012, compared to $43.8 million in the first nine months of 2011. Net cash used in investing activities in the nine months ended September 29, 2012 primarily reflected the use of $56.9 million for capital and in-store shop expenditures and $5.0 million for investments in and advances to KSC. Net cash used in investing activities in the nine months ended October 1, 2011 primarily reflected the use of $59.8 million for capital and in-store shop expenditures, partially offset by the receipt of proceeds of $15.6 million from the sale of the trademarks for our former Curve brand and selected other smaller fragrance brands. The investing activities of our discontinued operations used $12.1 million of cash during the nine months ended October 1, 2011.

Net cash provided by financing activities of our continuing operations was $3.2 million in the first nine months of 2012, compared to $151.3 million in the first nine months of 2011. The $148.1 million period-over-period decrease primarily reflected a $121.9 million decrease in net cash provided by borrowing activities under our Amended Facility, a decrease of $35.2 million in net proceeds from issuances and repayments of long term debt and a decrease of $2.4 million for payment of deferred financing fees.  These decreases were partially offset by a $6.0 million increase in proceeds received from the exercise of stock options. The financing activities of our discontinued operations provided $45.3 million of cash during the nine months ended October 1, 2011.

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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 135 such leases. As of September 29, 2012, the future aggregate payments under these leases amounted to $203.1 million and extended to various dates through 2025.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which will result in the termination of all or a significant portion of our union employees (see Note 11 of Notes to Condensed Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. We have challenged the withdrawal liability calculation and payment schedule presented to us by the Fund, although under applicable law we must make the quarterly payments requested by the Fund pending resolution of our challenge.

As discussed above, we established KSC in June 2011. We made capital contributions to KSC of $5.0 million in the nine months ended September 29, 2012. We are required to make an additional contribution of $5.5 million in 2013.

Additionally, we agreed that we or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

On June 27, 2012, we received notification of Gores’ calculation of the working capital adjustments related to the MEXX Transaction, pursuant to the terms of the agreement. We have disputed such calculation and have notified Gores that the adjustment should result instead in a payment to us. We do not expect that any amount that may be payable to Gores related to such adjustments will have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

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

We will continue to closely manage spending, with a slight increase in projected 2012 capital expenditures to approximately $90.0 million, including $5.0 million related to transformation expenditures, compared to $77.1 million in 2011. The increase in forecasted capital expenditures primarily relates to our plan to open 40 – 45 Company-owned retail stores globally. These expenditures also include the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. Capital expenditures and working capital cash needs will be financed with cash provided by operating activities and our Amended Facility.

Debt consisted of the following:

In thousands	September 29, 2012	December 31, 2011	October 1, 2011

5.0% Euro Notes (a)	$--	$157,139	$296,145
6.0% Convertible Senior Notes (b)	28,687	60,270	77,386
10.5% Senior Secured Notes (c)	384,033	220,085	220,088
Revolving credit facility	--	--	143,745
Capital lease obligations	5,489	8,821	9,899
Total debt	$418,209	$446,315	$747,263

(a)	The change in the balance of these euro-denominated notes reflected the repurchase of the remaining Euro Notes since October 1, 2011 and the impact of changes in foreign currency exchange rates.
(b)

The balance at September 29, 2012, December 31, 2011 and October 1, 2011 represented principal of $31.6 million, $69.2 million and $90.0 million, respectively, and an unamortized debt discount of $2.9 million, $8.9 million and $12.6 million, respectively. The change in the balance primarily reflected the conversion of $58.4 million aggregate principal amount of the Convertible Notes into 17.0 million shares of our common stock since October 1, 2011.

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

As of September 29, 2012, availability under our Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$350,000	$327,693	$--	$26,480	$301,213	$256,213

(a)	Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $45.0 million.

Off-Balance Sheet Arrangements

As of September 29, 2012, we had not entered into any off-balance sheet arrangements.

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

As of October 1, 2011, we dedesignated an aggregate 131.5 million euro of our outstanding Euro Notes as a hedge of our net investment in certain euro-denominated functional currency subsidiaries.

In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, we dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company’s net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes were recorded in earnings beginning on November 1, 2011 until the Euro Notes were fully redeemed in the third quarter of 2012.

We recognized the following foreign currency translation gains (losses) related to the net investment hedge:

	Nine Months Ended	Three Months Ended
In thousands	October 1, 2011 (39 Weeks)	October 1, 2011 (13 Weeks)
Effective portion recognized within Accumulated OCI	$ (3,357)	$ 10,253
Ineffective portion recognized within Other income (expense), net	(10,924)	14,976

We occasionally use short-term foreign currency forward contracts to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, we entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the third quarter of 2011. As of October 1, 2011, we had forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other income (expense), net for the nine and three months ended October 1, 2011.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There were no significant changes in our critical accounting policies during the nine months ended September 29, 2012. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of September 29, 2012 and December 31, 2011, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility. As of October 1, 2011, our exposure to changing market rates was as follows:

Dollars in millions	September 29, 2012	October 1, 2011
Variable rate debt	$--	$143.7
Average interest rate	5.50%	4.78%

Based on average outstanding borrowings for the period, a ten percent change in the average rate would have minimal impact to interest expense during the nine months ended September 29, 2012.

As of September 29, 2012, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Convertible Notes and Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2012, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 8 and 21 of Notes to Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K and Notes 10 and 17 of Notes to Condensed Consolidated Financial Statements in the Company’s June 30, 2012 Quarterly Report on Form 10-Q).

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

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfigurations of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; (v) fund general operational and contractual obligations, including our conditional exercise of our option to acquire the remaining 51.0% interest in KSJ; and (vi) potentially repurchase or retire debt obligations. Under the Amended Facility, the aggregate commitments are $350.0 million. Our borrowing availability under the Amended Facility is determined primarily by the level of our eligible accounts receivable and inventory balances. As of September 29, 2012, we had $301.2 million of borrowing availability, no borrowings and $26.5 million of outstanding letters of credit under the Amended Facility. As a result of a number of dispositions of various brands (including the global MEXX business and the global trademark rights for the LIZ CLAIBORNE family of brands), we received $470.7 million of cash proceeds since August 11, 2011 predominantly from trademark sales. We have used such proceeds and the proceeds from our offerings of the Senior Notes in part repay outstanding amounts under our Amended Facility and we redeemed the principal amount of our Euro Notes.

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

Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

•

Our strategic plan contemplates a significant expansion of our specialty retail business in our JUICY COUTURE, KATE SPADE and LUCKY BRAND segments. The successful operation and expansion of our specialty retail businesses are subject to, among other things, our ability to: (i) successfully expand the specialty retail store base; (ii) negotiate favorable leases; (iii) design and create appealing merchandise; (iv) manage inventory levels; (v) install and operate effective retail systems; (vi) apply appropriate pricing strategies; (vii) integrate such stores into our overall business mix; and (viii) successfully extend these brands into markets worldwide through distribution, licensing or joint venture arrangements or other business models, including in growing markets such as China. We may not be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In 2011, we continued to closely manage spending and opened 22 retail stores. We continue to monitor our capital spending, and currently plan to open 40-45 Company-owned retail stores globally in 2012.

•

In 2011, we completed the sales of the global MEXX business, the global trademark rights to the LIZ CLAIBORNE family of brands, DANA BUCHMAN and our former KENSIE, KENSIE GIRL and MAC & JAC brands, the trademark rights in the US and Puerto Rico for the MONET brand, and agreed to the early termination of our former DKNY® Jeans and DKNY® Active licensing arrangement. In connection with these transactions, we maintain: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between us and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl’s with DANA BUCHMAN-branded jewelry through October 11, 2013; (v) an exclusive license to produce and sell jewelry under the KENSIE brand name; and (vi) an 18.75% interest in the global MEXX business.

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

We may not be successful in our efforts improve operations and results, creative direction and product offering at our JUICY COUTURE brand.

While we have worked to revitalize the JUICY COUTURE product offering, recent results at our JUICY COUTURE business have been challenging. The JUICY COUTURE results have been negatively impacted by a number of factors, including business process and operational issues, primarily related to inventory management, including buying, merchandising and allocation, as well as product issues, including pricing and assortment. We have taken, and will continue to take, actions designed to correct these issues, including implementing changes to JUICY COUTURE’s organizational structure and revising JUICY COUTURE’s business processes in an effort to improve efficiency and effectiveness. There can be no assurances, however, that our actions will be successful; any continued operational or product issues could have an adverse impact on the operations and results of JUICY COUTURE and our business, financial position, liquidity and results of operations.

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

•

The sale of the DANA BUCHMAN trademarks to Kohl’s, which previously was the exclusive retailer for the brand. The transaction closed on October 12, 2011. The Company has an exclusive supplier agreement to provide Kohl’s with DANA BUCHMAN branded jewelry through October 11, 2013.

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

The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. These industries are also subject to being able to expand business to growing markets worldwide. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores, and in the business model employed, and partners we select to work with, in new and growing markets worldwide. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores. Our success is also dependent on our ability to successfully extend our businesses into new territories and markets, such as China, Japan and Brazil.

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

We are bound by collective bargaining agreements covering approximately 120 employees at our West Chester, Ohio distribution center (the “Ohio Facility”) and 16 employees at our North Bergen, New Jersey offices. During 2011, we were also party to a collective bargaining agreement covering employees at our distribution facility in Burnaby, Canada, which closed in January 2012; the collective bargaining agreement terminated effective with the closure of this facility. We consider our relations with our non-union and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, we cannot rule out the possibility of a labor dispute at one or more of our facilities relating to any facility closings, outsourcing or ongoing negotiations with respect to contracts that expire. Any such dispute could have a material adverse impact on our business, financial position, liquidity and results of operations.

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

We have experienced delays in our previously announced plan to close our Ohio distribution facility and transition to a single third party service provider for a significant portion of our US distribution. There are risks with our continuing to operate our Ohio facility past the end of 2012, and there can be no assurances of our ability to successfully or timely transition distribution function to a single third party service provider.

In connection with our streamlining initiatives, in July 2011, we announced our plan to close our Ohio Facility in the second half of 2012 and migrate the distribution function to a third party service provider, and that we had entered into a Memorandum of Agreement (the “Agreement”) between us and the Chicago and Midwest Regional Joint Board of Workers United (the “Union”), which was ratified by the Union. The Agreement set forth the terms and conditions pursuant to which we had planned to effectuate orderly layoffs of our employees at the Ohio Facility, in connection with the anticipated closure and sale of the Ohio Facility in the fourth quarter of 2012.  In August 2011, we entered into an agreement with Li & Fung Limited for the provision of distribution services in the United States and our plan to migrate from our Ohio Facility to its facility.

In August 2012, we encountered systems and operational issues that have delayed our planned migration of product distribution out of Ohio and have significantly impacted our expected timeline for closing the Ohio Facility. As a result, we currently expect that we will continue to ship product from our Ohio Facility past the end of the 2012 fiscal year. The continued operation of the Ohio Facility is expected to add expenses in 2012 of $2.0 - $4.0 million. We cannot be certain when we will able to migrate the distribution function from the Ohio Facility. In addition, there are risks associated with continuing to operate the Ohio facility beyond the end of fiscal 2012, including increased operating expenses in 2012 and 2013, risks related to systems capabilities at the Ohio Facility and risks related to the Company’s ability to continue to appropriately staff the Ohio Facility with both union and non-union employees on reasonable and appropriate terms. We may not be able to effectively operate from the Ohio Facility for the time and extent required, and any issues that may arise with the operation of the Ohio Facility or our failure to successfully transition the distribution function to a third party could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We cannot assure that the MEXX business, in which we hold a minority interest, will be successful or that our minority interest in the new entity will not decrease in value.

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

We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements, and/or implement new business models (such as the wholesale jewelry model we retain for the recently sold LIZ CLAIBORNE, DANA BUCHMAN, MONET and KENSIE/MAC & JAC brands and the recently announced KATE SPADE SATURDAY line). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

•	our ability to identify appropriate business development opportunities, including new product lines and new markets, including important growth markets such as China, Japan and Brazil;

•

new businesses, business models, product lines or market activities may require methods of operations, investments and marketing and financial strategies different from those employed in our other businesses, and may also involve buyers, store customers and/or competitors different from our historical buyers, store customers and competitors;

•	consumer acceptance of the new products or lines, and the impact on existing businesses given the new products or lines, including the pricing of such lines;

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

•	risks related to complying with different laws and regulations in new markets;

•	we may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

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

Our ability to operate and be successful in new international markets and to operate and maintain the current level of sales in our existing international markets, including with respect to the KATE SPADE brand in China, Japan and Brazil and our JUICY COUTURE brand in China, is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations; adapting to local customs and culture; unexpected changes in regulatory requirements; new tariffs or other barriers in some international markets; political instability and terrorist attacks; changes in diplomatic and trade relationships; and general economic fluctuations in specific countries, markets or currencies. Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

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

We have entered into agreements with overseas third party service providers, both domestic and overseas, to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, human resources, buying/sourcing, distribution functions, and e-commerce. Services provided by third parties could be interrupted as a result of many factors, including contract disputes. Any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our operations and could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, to the extent we are unable to maintain these arrangements, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house or to transition the services to other third parties.

Our ability to utilize all or a portion of our US deferred tax assets may be limited significantly if we experience an “ownership change.”

As of December 31, 2011, we had US federal deferred tax assets of approximately $440.0 million, which include net operating loss (“NOL”) carryforwards and other items which could be considered net unrealized built in losses (“NUBIL”). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an “ownership change” under section 382 of the Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of September 29, 2012. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of September 29, 2012, substantially all tax benefit of the US deferred tax assets has been offset with a full valuation allowance that was recognized in our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended September 29, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
July 1, 2012 - July 28, 2012	--	$--	--	$28,749
July 29, 2012 – September 1, 2012	--	--	--	28,749
September 2, 2012 - September 29, 2012	2.3	11.08	--	28,749
Total -13 Weeks Ended September 29, 2012	2.3	$11.08	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
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

DATE:                                                           October 25, 2012

FIFTH & PACIFIC COMPANIES, INC.		FIFTH & PACIFIC COMPANIES, INC.

By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	GEORGE M. CARRARA		MICHAEL RINALDO
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)