Form 10-K
period 2012-12-29
Fifth & Pacific Companies, Inc.
filed 2013-02-21
CIK 352363

Use these links to rapidly review the document

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

         Based upon the closing sale price on the New York Stock Exchange on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, which quarter ended June 30, 2012, the aggregate market value of the registrant's Common Stock, par value $1.00 per share, held by non-affiliates of the registrant on such date was approximately $1,201,969,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

         Number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of February 8, 2013: 119,822,091 shares.

Documents Incorporated by Reference:

         Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 14, 2013-Part III.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Statements contained in, or incorporated by reference into, this Annual Report on Form 10-K, future filings by us with the Securities and Exchange Commission ("SEC"), our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as "intend," "anticipate," "plan," "estimate," "target," "aim," "forecast," "project," "expect," "believe," "we are optimistic that we can," "current visibility indicates that we forecast," "contemplation" or "currently envisions" and similar phrases.

        Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

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

  •
  general economic conditions in the United States, Europe and other parts of the world, including the impact of income tax changes and debt reduction efforts in the United States;

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

  •
  our ability to successfully implement our long-term strategic plans, including the continued growth of our KATE SPADE brand, our ability to sustain the recent improved performance in our LUCKY BRAND business, our ability to successfully improve the operations and results, creative direction and product offering at our JUICY COUTURE brand and our ability to expand into markets outside of the US such as China, Japan and Brazil and the risks associated with such expansion;

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

  •
  our ability to successfully develop or acquire new product lines, such as the KATE SPADE SATURDAY line, or enter new markets, such as China, Japan and Brazil or product categories, and risks related to such new lines, markets or categories;

  •
  risks associated with the sale of the LIZ CLAIBORNE family of brands to J.C. Penney Corporation, Inc. and the licensing arrangement with QVC, Inc., including, without limitation, our ability to maintain productive working relationships with these parties and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result, and the dependence of our ADELINGTON DESIGN GROUP business on third party arrangements and partners;

  •
  the impact of the highly competitive nature of the markets within which we operate, both within the US and abroad;

  •
  our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;

  •
  risks associated with our buying/sourcing agreement with Li & Fung Limited, which results in a single third party foreign buying/sourcing agent for a significant portion of our products;

  •
  risks associated with the delay in our previously announced plan to close our Ohio distribution facility and transition to a third-party facility and our recently announced plan to continue to operate our Ohio distribution facility with a third party operations and labor management company to provide distribution operations services, including increased operating expenses, risks related to systems capabilities and risks related to our ability to continue to appropriately staff the Ohio facility;

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

  •
  our exposure to currency fluctuations;

  •
  risks associated with material disruptions in our information technology systems, both owned and licensed, and with our third-party e-commerce platforms and operations;

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

        The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All subsequent written and oral forward-looking statements concerning the matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are qualified by these cautionary statements.

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

WEBSITE ACCESS TO COMPANY REPORTS

        Our investor website can currently be accessed at www.fifthandpacific.com under "Investor Relations." Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Registration Reports on Forms S-3 and S-4, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption "Financial Reports — SEC Filings" promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions "Corporate Governance" and "Financial Reports — SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Fifth & Pacific Companies, Inc., 1441 Broadway, New York, New York 10018. Documents filed with the SEC are also available on the SEC's website at www.sec.gov.

        We were incorporated in January 1976 under the laws of the State of Delaware. In this Annual Report on Form 10-K, unless the context requires otherwise, references to "Fifth & Pacific," "our," "us," "we" and "the Company" mean Fifth & Pacific Companies, Inc. and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to "2012" represent the 52 week fiscal year ended December 29, 2012. All references to "2011" represent the 52 week fiscal year ended December 31, 2011. All references to "2010" represent the 52 week fiscal year ended January 1, 2011.

PART I

Item 1.    Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

  General

        Fifth & Pacific Companies, Inc. designs and markets a global portfolio of retail-based, premium brands including JUICY COUTURE, KATE SPADE and LUCKY BRAND. We also have a private brand jewelry design and development division that markets brands through department stores and serves J.C. Penney Corporation, Inc. ("JCPenney") via exclusive supplier agreements for the LIZ CLAIBORNE and MONET jewelry lines and Kohl's Corporation ("Kohl's") via an exclusive supplier agreement for DANA BUCHMAN jewelry. We also have licenses for the LIZ CLAIBORNE NEW YORK brand, available at QVC, Inc. ("QVC") and LIZWEAR, which is distributed through the club store channel. We maintain a noncontrolling stake in MEXX, a European and Canadian apparel and accessories retail-based brand.

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

  Recent Initiatives and Business Strategy

        We have continued to pursue transactions and initiatives with a significant impact on our portfolio of brands and which improve our operations or liquidity. During 2012 and early 2013, we:

  •
  positioned KATE SPADE for greater global growth, by, among other things, completing the acquisition (the "KSJ Buyout") of the 51.0% interest previously held by Sanei International Co., LTD ("Sanei"), in Kate Spade Japan Co., Ltd. ("KSJ"), which operates the KATE SPADE and JACK SPADE businesses in Japan (KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009);

  •
  launched the KATE SPADE SATURDAY brand in the US and have planned its launch in Japan in March 2013;

  •
  continued to build on recent successes to drive growth at LUCKY BRAND, with the management team focused on leveraging LUCKY BRAND's strong denim heritage while expanding existing product assortments and implementing new offerings, in addition to significantly improving the overall consumer shopping experience;

  •
  executed restructuring actions and hired a new CEO at JUICY COUTURE to lead turnaround efforts at that brand;

  •
  continued to reduce Corporate costs;

  •
  initiated actions to transition our outsourced order management, fulfillment and customer service functions related to each of our brands' e-commerce operations away from our current third-party provider to a new third-party provider; and

  •
  contracted with a third-party facility operations management company to provide distribution operations services at our West Chester, Ohio distribution center (the "Ohio Facility") with a variable cost structure.

        We also continued to enhance our debt and liquidity profile through the following transactions:

  •
  the repurchase of the remaining 121.5 million euro aggregate principal balance of our former 5.0% euro Notes that were due July 2013 (the "Euro Notes");

  •
  the issuance of an additional $152.0 million 10.5% Senior Secured Notes due April 2019 (the "Additional Notes");

  •
  the conversion of $60.4 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") into 17.4 million shares of our common stock, leaving $8.8 million aggregate principal amount of the Convertible Notes outstanding; and

  •
  the repayment of all outstanding indebtedness under our amended and restated revolving credit facility (as amended to date, the "Amended Facility"), leaving no amounts outstanding, $223.6 million available for borrowing (based on a borrowing base of $251.2 million and $27.7 million of outstanding letters of credit) and $59.5 million of cash and cash equivalents and marketable securities on hand as of December 29, 2012.

        Our business is organized in a brand-centric, streamlined operating model with a focus on achieving a competitive cost structure. Nevertheless, macroeconomic challenges and uncertainty continue to dampen consumer spending and unemployment levels remain high. Therefore, we continue to focus on the careful execution of our strategic plans and seek opportunities to improve our productivity and profitability.

        We have established our operating and financial goals based on the following strategies:

  •
  Turn around JUICY COUTURE. In December 2012, we appointed Paul Blum to be JUICY COUTURE's Chief Executive Officer. He will be responsible for driving growth and turnaround initiatives and will focus on: (i) implementing improved pricing, merchandising and inventory allocation strategies; (ii) reworking the merchandising and design of handbags and other accessories to be more in-line aesthetically with the apparel; (iii) expanding the JUICY COUTURE baby and girls' lines, as well as the intimates business; (iv) implementing outlet-specific strategies that have been successful at KATE SPADE and LUCKY BRAND, including product, visual merchandising, line planning, pricing, and promotions; and (v) accelerating international growth through joint ventures and other investments in foreign operations.

  •
  Continue to grow KATE SPADE. Our strategic initiatives for KATE SPADE include: (i) opening new retail locations in North America, Japan, Brazil and United Kingdom; (ii) adding international points of distribution; (iii) broadening the array of products and enhancing customer service; (iv) the launch of KATE SPADE SATURDAY; and (v) continued investment in e-commerce growth.

  •
  Create high quality top and bottom-line growth at LUCKY BRAND. The LUCKY BRAND management team will continue to leverage the brand's strong denim heritage while expanding the core business and pursuing business opportunities in plus sizes, kids and handbags. Specific strategic initiatives for the brand also include developing the brand internationally, opening domestic outlet stores, and strengthening online and digital presence.

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

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our LUCKY BRAND.

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN(*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

        We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

        See Notes 1 and 18 of Notes to Consolidated Financial Statements and "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  KATE SPADE

        Our KATE SPADE brand offers fashion products (accessories, apparel and jewelry) for women under the KATE SPADE and KATE SPADE SATURDAY trademarks and for men under the JACK SPADE trademark. These products are sold primarily in the US through wholly-owned specialty retail and outlet stores, select specialty retail and upscale department stores, our operations in Japan, Brazil and the United Kingdom and through our KATE SPADE, KATE SPADE SATURDAY and JACK SPADE e-commerce websites, as well as through a joint venture in China and through a network of distributors in Asia and the Middle East. KATE SPADE's product line includes handbags, small leather goods, fashion accessories, jewelry and apparel. In addition, KATE SPADE has existing licensing agreements for footwear, optics, fragrances, tabletop products, legwear, electronics cases, bedding and stationery. KATE SPADE SATURDAY products include apparel, handbags, small leather goods, jewelry, fashion accessories, footwear, optics, electronic cases, beauty, tabletop products and home décor items. JACK SPADE products include briefcases, travel bags, small leather goods and apparel.

(*)
Our agreement to supply DANA BUCHMAN branded jewelry to Kohl's expires on October 11, 2013.

  LUCKY BRAND

        Our LUCKY BRAND offers an expanded assortment of men's and women's denim, woven and knit tops, dresses and sweaters, graphic tees, as well as accessories and jewelry, under various LUCKY BRAND trademarks. LUCKY BRAND products are available for sale at wholly-owned specialty retail and outlet stores in the United States and Canada, select department and specialty stores and through the LUCKY BRAND e-commerce website. LUCKY BRAND also has licensing agreements for children's wear fragrances, footwear, swimwear, handbags, eyewear and electronic cases.

  ADELINGTON DESIGN GROUP

        The operations within our Adelington Design Group segment consist principally of:

  •
  Exclusive supplier arrangements to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry and Kohl's with DANA BUCHMAN branded jewelry;

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

        In Europe, direct-to-consumer sales are made through our own retail and outlet stores, e-commerce websites and concession stores within department store locations. Wholesale sales are made primarily to department store and specialty retail store customers. In Canada, direct-to-consumer sales are made through our own retail and outlet stores. In Japan, KATE SPADE distributes its products mainly through 54 points of sale that include department store concessions retail stores and e-commerce. In other international markets, including the remainder of Asia, the Middle East and Central and South America, we operate principally through third party licensees, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate. We also have a direct-to-consumer and wholesale presence through distribution agreements, a joint venture in China for our KATE SPADE brand and our own retail stores.

        We continually monitor retail sales in order to directly assess consumer response to our products. During 2012, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies and are offered for JUICY COUTURE, KATE SPADE and LUCKY BRAND. Our retail stores reflect the distinct personalities of each brand, offering a unique shopping experience and exclusive merchandise.

  Specialty Retail Stores, Outlet Stores and Concessions:

        As of December 29, 2012, we operated a total of 344 specialty retail stores under various Company trademarks, consisting of 295 retail stores within the US and 49 retail stores outside of the US (primarily in

Japan, Europe and Canada). As of December 29, 2012, we operated a total of 133 outlet stores under various Company-owned and licensed trademarks, consisting of 129 outlet stores within the US and 4 outlet stores outside of the US (primarily in Europe and Canada). Outside of North America, we operate concession stores in select retail stores, which are either owned or leased by a third party department store or specialty store retailer. As of December 29, 2012, we operated 32 KATE SPADE concession stores in Japan and two JUICY COUTURE concession stores in Europe.

        The following tables set forth select information, as of December 29, 2012, with respect to our specialty retail stores, outlet stores and concessions:

JUICY COUTURE	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	71	3,400
Foreign Specialty Retail Stores	7	2,300
US Outlet Stores	50	3,000
Foreign Outlet Stores	4	2,400
Concessions	2	N/A

KATE SPADE	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	50	2,000
Foreign Specialty Retail Stores	29	1,100
US Outlet Stores	31	2,100
Concessions	32	N/A

JACK SPADE	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	8	1,300
Foreign Specialty Retail Stores	2	1,500
US Outlet Stores	1	2,000

LUCKY BRAND	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	166	2,400
Foreign Specialty Retail Stores	11	2,300
US Outlet Stores	47	2,800

  E-commerce:

        Our products are sold on a number of branded websites. E-commerce continued to be an important business driver in 2012. We also operate several websites that provide information about our merchandise but do not sell directly to customers. The following table sets forth select information concerning our branded websites:

Website	Information Only	Information and Direct to Consumer Sales
www.fifthandpacific.com(a)	X
www.jackspade.com		X
www.juicycouture.com		X
www.katespade.com		X
www.katespade.jp		X
www.loveisnotabuse.com(b)	X
www.luckybrand.com		X
www.saturday.com(c)		X
www.saturday.jp(d)		X

(a)
This website offers investors information concerning the Company.

(b)
This website provides information and resources to address domestic violence matters.

(c)
This website is expected to launch in the US in Spring 2013.

(d)
This website is expected to launch in Japan in March 2013.

        We are currently executing a transition of our outsourced order management, fulfillment and customer service functions related to each of our brand's e-commerce operations away from our current third-party provider to a new third-party provider. The transition includes certain updates to our current e-commerce platform software and functionality and generally involves a number of other third parties. The transition from the current provider is scheduled to be effected on a staged, brand-by-brand basis occurring over the next several months and is expected to be completed by the second quarter of 2013.

  Wholesale:

        Wholesale sales (before allowances) to our 100 largest customers accounted for substantially all of our 2012 wholesale sales (before allowances). No single customer accounted for more than 10.0% of net sales for 2012. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. Sales to our domestic department and specialty retail store customers are made primarily through our New York City and Los Angeles showrooms. Internationally, sales to our department and specialty retail store customers are made through showrooms in the United Kingdom.

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

  Licensing:

        We license many of our brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand's market presence. As of December 29, 2012, we had 25 license arrangements, pursuant to which third party licensees produce merchandise under Company-owned trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2017. Each of the licenses earns revenue based on a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in net sales for the segment under which the license resides.

        In October 2009, we entered into a multi-year license agreement with JCPenney, which granted JCPenney an exclusive right and license (subject to pre-existing licenses and certain limited exceptions) to use the LIZ CLAIBORNE, LIZ & CO., CLAIBORNE and CONCEPTS BY CLAIBORNE trademarks with respect to covered product categories and included the worldwide manufacturing of the licensed products and the sale, marketing, merchandising, advertising and promotion of the licensed products in the US and Puerto Rico. Under the agreement, JCPenney only used designs provided or approved by us. In November 2011, we sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney for $267.5 million. The transaction provided for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK, LCNY and LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for MONET. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks are licensed back to us on a royalty-free basis through July 2020. In addition, certain other trademarks within the LIZ CLAIBORNE family of brands are licensed back to us on a royalty-free basis for sublicense to our pre-existing third party licensees of such trademarks.

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

        The following table sets forth information with respect to certain licensed product categories of our brands:

Products	Brands
Bed & Bath	KATE SPADE
Cosmetics & Fragrances	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Electronics Cases	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Footwear	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Handbags	LUCKY BRAND
Hard Tabletop	KATE SPADE
Intimate Apparel/Underwear	LUCKY BRAND
Kids/Baby	JUICY COUTURE; LUCKY BRAND
Legwear and Socks	KATE SPADE
Optics	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Sleepwear/Loungewear	LUCKY BRAND
Stationery and Paper Goods	KATE SPADE
Sunglasses	JUICY COUTURE; KATE SPADE; LUCKY BRAND
Swimwear	JUICY COUTURE; LUCKY BRAND
Watches	JUICY COUTURE
Window Treatments	KATE SPADE

  Marketing:

        Marketing for our brands is focused on reinforcing brand relevance, increasing awareness, engaging consumers and guiding them to our retail stores and e-commerce sites. We use a variety of marketing strategies to enhance our brand equity and promote our brands. These initiatives include direct mail, in-store events and internet marketing, including the use of social media. We incurred expenses of $60.5 million, $49.3 million and $53.4 million for advertising, marketing and promotion for all brands in 2012, 2011 and 2010, respectively.

        In 2012, we continued our domestic in-store shop and fixture programs, which are designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the following brand names: JACK SPADE, JUICY COUTURE, KATE SPADE, and LUCKY BRAND. Our accessories operations also offer an in-store shop and fixture program. In 2012, we installed an aggregate of 32 in-store shops. We plan to install an aggregate of approximately 40 additional in-store shops in 2013.

        For further information concerning our domestic and international sales, see Note 18 of Notes to Consolidated Financial Statements.

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

        Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2012, approximately 300 suppliers located in 21 countries manufactured our products, with the largest finished goods supplier accounting for less than 7.0% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

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

IMPORTS AND IMPORT RESTRICTIONS

        Virtually all of our merchandise imported into the United States, Asia, Canada, Europe and South America is subject to duties. The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as "anti-dumping" actions). Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the US Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a US industry. Legislative proposals have been put forward which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the antidumping or countervailing duty laws.

        We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative and other "special trade programs." Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of "safeguard provisions," "safeguard duties," or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we maintain a program of intensive monitoring of import restrictions and opportunities. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.

        In light of the substantial portion of our products that is manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting textile agreements, or changes in buying/sourcing patterns or quota provisions, could adversely affect our operations. The elimination of quota has resulted in an overall reduction in the cost of apparel. However, the implementation of any "safeguard provisions," "countervailing duties," any "anti-dumping" actions or any other actions impacting international trade can result in cost increases for certain categories of products and in disruption of the supply chain for certain product categories. See "Item 1A — Risk Factors."

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

DISTRIBUTION

        We distribute a substantial portion of our products through leased facilities and the Ohio Facility. In August 2011, we entered into an agreement with Li & Fung for the provision of distribution services in the United States and at that time we planned to migrate from our Ohio Facility to the Li & Fung facility. In August 2012, we encountered systems and operational issues that delayed our planned migration of our product distribution function out of the Ohio Facility, resulting in increased operating costs during the second half of 2012. Subsequently, in light of the complexities of our distribution function, and the timing and expense issues encountered, we determined that it would be advisable to discontinue the migration of the product distribution function to Li & Fung, and we mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. Our current sourcing arrangements with Li & Fung are unaffected by the expiration of the distribution agreement.

        In connection with such expiration, we decided that, given the complex distribution needs of our businesses, we should continue to use the Ohio Facility, and on February 5, 2013, we entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility with a variable cost structure. The third-party distribution center operations company has informed us that it intends to employ our prior employees at the facility. See "Item 1A — Risk Factors."

BACKLOG

        On February 1, 2013, our order book reflected unfilled customer orders for approximately $184.1 million of merchandise, as compared to approximately $155.4 million at February 3, 2012. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2013 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.

TRADEMARKS

        We own most of the trademarks used in connection with our businesses and products.

        The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

Company Owned Trademarks

AXCESS	KATE SPADE SATURDAY
BIRD BY JUICY COUTURE	LUCKY BRAND
COUTURE COUTURE	LUCKY YOU LUCKY BRAND
DIRTY ENGLISH	MARVELLA
JACK SPADE	MONET(a)
JUICY COUTURE	SIGRID OLSEN
KATE SPADE	TRIFARI
KATE SPADE NEW YORK

Third Party Owned Trademarks

DANA BUCHMAN(b)	LIZ CLAIBORNE NEW YORK(d)(e)
KENSIE(c)	LIZWEAR(e)
LIZ CLAIBORNE(b)	MONET(b)(f)

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

(e)
Licensed to the Company by JCPenney on a royalty free basis.

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

        In markets outside of the US, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third party owners of the conflicting marks. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce new and additional brands, such as KATE SPADE SATURDAY, both in the US and in other markets.

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

        See "Item 1A — Risk Factors."

        Our principal competitors vary by brand and include the following:

  •
  For JUICY COUTURE: Anthropologie, Marc by Marc Jacobs, JCrew, Michael Kors, Pink, Coach, Tory Burch and Diane von Furstenberg

  •
  For LUCKY BRAND: The Gap, Levi's, Diesel, Guess, True Religion, 7 for all Mankind and Abercrombie & Fitch

  •
  For KATE SPADE: Burberry, Coach, Diane von Furstenberg, Marc by Marc Jacobs, Michael Kors and Tory Burch

EMPLOYEES

        At December 29, 2012, we had approximately 5,800 full-time employees worldwide, as compared to approximately 6,100 full-time employees at December 31, 2011.

        We are bound by collective bargaining agreements covering approximately 120 employees at our Ohio Facility and 16 employees at our North Bergen, New Jersey offices. During 2012, we were also party to a collective bargaining agreement covering employees at our distribution facility in Burnaby, Canada, which closed in January 2012; the collective bargaining agreement terminated effective with the closure of this facility. On July 13, 2011, a Memorandum of Agreement (the "Agreement") by and between the Company and the Chicago and Midwest Regional Joint Board of Workers United (the "Union") was ratified by the Union. The Agreement sets forth the terms and conditions pursuant to which we began to effectuate orderly layoffs of our employees at the Ohio Facility, in connection with the anticipated closure and sale of the Ohio Facility. The Agreement provided, among other things, that the terms and conditions of the collective bargaining agreement between the Company and the Union, effective June 17, 2008 to June 16, 2011, as previously extended to July 16, 2011 by the parties (the "CBA"), were to remain in effect during the expected shutdown of the Ohio Facility, except as such terms are amended by the Agreement. Among other things, the Agreement provides that effective July 31, 2011, we no longer contribute to the multi-employer defined benefit pension plan (the "Fund"), which is jointly sponsored by the Union and management representatives of the contributing employers pursuant to the Taft Hartley Act and regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Prior to the cessation of contributions, we contributed to the Fund pursuant to obligations arising under the CBA. See "Item 1A — Risk Factors," and Note 9 of Notes to Consolidated Financial Statements. The Company has notified the employees covered by the CBA of the completion of layoffs on March 31, 2013, at which time the Agreement and CBA terminate.

        In August 2011, we entered into an agreement with Li & Fung for the provision of distribution services in the United States and at that time we planned to migrate from our Ohio Facility to the Li & Fung facility. Our distribution agreement with Li & Fung expired on January 31, 2013. In connection with such expiration, we decided that, given the complex distribution needs of our businesses, we should continue to use the Ohio Facility, and on February 5, 2013, we entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. The third-party distribution center operation company has informed us that it intends to employ our prior employees, including union employees, at the Ohio Facility.

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

CORPORATE SOCIAL RESPONSIBILITY

        We are committed to responsible corporate citizenship and giving back to our communities through a variety of avenues. We have several programs in place that support this commitment.

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

        We have been a participating company in the Fair Labor Association ("FLA") since its inception. The FLA is a collaborative effort comprised of socially responsible companies, colleges and universities and civil society organizations whose collective purpose is to improve working conditions at factories around the world. The FLA has developed a Workplace Code of Conduct, based on International Labor Organization standards and has created benchmarks to monitor adherence to those standards, or to perform remediation. Its monitoring program is a brand accountability system that places responsibility on companies to voluntarily achieve desired workplace standards in factories manufacturing their goods. In May 2005, we were in the first group of six companies accredited by the FLA, and we were reaccredited in June 2008. Re-accreditation signifies that we continue to focus our labor compliance program around FLA standards, benchmarks and protocols and have met the requirements of FLA participation. Traditionally, the re-accreditation period had been every three years. The FLA has extended the period to allow participating companies to modify their programs to comply with their revised standards and company obligations. We are, in turn, in the process of updating our program to meet these new standards.

        As of December 29, 2012, we had approximately 300 active factories on our roster. A total of approximately 180 were audited by our internal compliance team, Li & Fung auditors or third party auditors. Additionally, there were approximately 240 follow up audits. In many cases, we rely on our agents' audit reports. As such, we continue to conduct shadow audits to confirm that audit protocols and findings are consistent between the two companies. Additionally, as a participating company in the FLA, our suppliers' factories are also subject to independent, unannounced audits by accredited FLA monitors.

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

  Philanthropic Programs

        We have a number of philanthropic programs that support the nonprofit sector in our major operating communities.

  •
  The Fifth & Pacific Foundation, established as the Liz Claiborne Foundation in 1981, is a separate nonprofit legal entity supporting nonprofit organizations working with women to achieve economic independence. The Foundation supports programs in the US communities where our primary offices are located that offer essential job readiness training and increase access to tools that help women, including those affected by domestic violence, transition from poverty into successful independent living. Notwithstanding the Foundation's name change in June 2012 to the Fifth & Pacific Foundation, the mission of the Foundation remains focused on women's economic independence.

  •
  For more than ten years, we have been committed to creating opportunities for our associates to volunteer and give back to nonprofit organizations in its major operating communities. In 2012, Fifth & Pacific Companies, Inc. evolved its associate volunteering program to work with each of the three major brands to develop its own distinct strategy for community engagement. Furthermore, Fifth & Pacific Companies, Inc. continues to create Company-wide events that complement our philanthropy supporting women's economic independence.

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

  •
  Love Is Not Abuse, our long-term campaign against domestic violence, was transitioned from a marketing campaign run by Fifth & Pacific Companies, Inc. to a program owned and operated by Break the Cycle, an existing, independent non-profit organization based in Los Angeles, CA that specializes in these issues. Initial funding for Love Is Not Abuse will be provided by the Fifth & Pacific Foundation for a discrete period of time. The work to assist our associates who might face issues with domestic violence in the work place continues uninterrupted and is run directly by Fifth & Pacific Companies, Inc.

  •
  KATE SPADE has worked with Women for Women International in an exclusive partnership entitled Hand In Hand, born from both organizations' commitment to celebrating creativity, independence and individuality among women. KATE SPADE has supported Women for Women International by employing women in war-torn countries, and utilizing their traditional handcrafts in special collections, designed by the team in New York. The idea is to provide training, fair wages and dependable income in parts of the world where these opportunities are not the norm. KATE SPADE has aided the organization through retail co-marketing, promotion and events. KATE SPADE intends to continue to focus its philanthropic efforts on such objectives.

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

        In 2010, we conducted our first carbon footprint analysis following the criteria issued by the World Resources Institute and the World Business Council for Substantial Development. Our analysis covered our operations in the US (including offices, distribution centers and stores), and the transport of goods from domestic and foreign manufacturers to our distribution centers and stores in the US. We have used the findings to enhance our corporate environmental strategy, as well as provide a benchmark as we continue our efforts in the future. As our business, the economy, and the environment in which we operate evolve, we remain aware of the impact our actions have on the environment and revise and enhance our environmental approach, as appropriate.

Item 1A.    Risk Factors.

        You should carefully consider the following risk factors, in addition to other information included in this Annual Report on Form 10-K and in other documents we file with the SEC, in evaluating us and our business. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

        Our ability to continue to have the necessary liquidity through cash flows from operations and availability under our Amended Facility may be adversely impacted by a number of factors. These factors include the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our Amended Facility and the borrowing base requirement in our Amended Facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible accounts receivable and inventory and the minimum availability covenant in our Amended Facility that requires us to maintain availability in excess of an agreed upon level.

        Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfigurations of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; (v) fund general operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. Under the Amended Facility, the aggregate commitments are $350.0 million. Our borrowing availability under the Amended Facility is determined primarily by the level of our eligible accounts receivable and inventory balances. As of December 29, 2012, we had $223.6 million of borrowing availability, no outstanding borrowings and $27.7 million of outstanding letters of credit under the Amended Facility.

        As a result of a May 2010 amendment to and restatement of our Amended Facility, the maturity date of the Amended Facility was extended from May 2011 to August 2014, provided that in the event that our Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. If any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

        In June 2012, we entered into a further amendment to the Amended Facility. The amendment, among other things, permitted us (i) to issue the Additional Notes, (ii) to pay the consideration for the June 6, 2012 Euro Notes repurchase and the July 12, 2012 Euro Notes redemption and (iii) to fund all or a portion of the KSJ Buyout, subject to certain tests and conditions.

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

        In November 2011, in connection with the Company's sale of its LIZ CLAIBORNE brand and certain rights to its MONET brand to JCPenney, the Company entered into an agreement with JCPenney to develop exclusive brands for JCPenney, which included payment to the Company of a $20.0 million refundable advance. The agreement terminated by its terms without being exercised on February 1, 2013, and the $20.0 million advance was refunded to JCPenney on February 8, 2013 pursuant to the terms of the agreement.

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

        The economies of the US, Europe and other parts of the world in which we operate weakened significantly as a result of the global economic crisis that began in the second half of 2008 and which has for the most part persisted since then, with recent signs of modest improvement in the US. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to: (i) general economic and business conditions both in the US and abroad; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions, both domestic and abroad; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.

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

We cannot assure the successful implementation and results of our long-term strategic plans, including without limitation, our ability to sustain the improved performance of our Lucky Brand business, or our ability to successfully improve the operations and results, creative direction and product offering at our JUICY COUTURE brand.

        Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the fact that our strategic plan contemplates a continued expansion of our specialty retail business in our KATE SPADE, JUICY COUTURE and LUCKY BRAND segments. The successful operation and expansion of our specialty retail businesses are subject to, among other things, our ability to: (i) successfully expand the specialty retail store base; (ii) negotiate favorable leases; (iii) design and create appealing merchandise; (iv) manage inventory levels; (v) install and operate effective retail systems; (vi) apply appropriate pricing strategies; (vii) integrate such stores into our overall business mix; and (viii) successfully extend these brands into markets worldwide through distribution, licensing or joint venture arrangements or other business models, including in growing markets such as China. We may not be successful in this regard, and our inability to successfully expand our specialty retail business would have a material adverse effect on our business, financial condition, liquidity and results of operations. In 2012, we continued to closely manage spending and opened 41 retail stores and acquired 21

KATE SPADE stores in connection with the KSJ Buyout. We continue to monitor our capital spending and expect to open 80-85 retail stores in 2013.

        While we have worked to revitalize the JUICY COUTURE product offering, recent results at our JUICY COUTURE business have been challenging. The JUICY COUTURE results have been negatively impacted by a number of factors, including business process and operational issues, primarily related to inventory management, including buying, merchandising, allocation and underperformance of outlets, as well as product issues, including pricing, assortment and the underperformance of certain merchandise categories. We have taken, and will continue to take, actions designed to correct these issues, including implementing changes to JUICY COUTURE's organizational structure and revising JUICY COUTURE's business processes in an effort to improve efficiency and effectiveness. In December 2012, the Company appointed Paul Blum as CEO of JUICY COUTURE. There can be no assurances, however, that our actions will be successful; any continued operational or product issues could have an adverse impact on the operations and results of JUICY COUTURE and our business, financial position, liquidity and results of operations.

        We continue our efforts, which we began in January 2010, to reposition and drive profitability improvements for LUCKY BRAND. These efforts focus on leveraging LUCKY BRAND's strong brand heritage and ensuring consistent availability of key products and sizes. As part of this effort, in January 2010, we hired current LUCKY BRAND CEO David DeMattei and Creative Director Patrick Wade. While we have seen recent improvement in the brand's performance, there can be no assurances that we will be able to improve LUCKY BRAND's results.

The 2011 sales of the global trademark rights to the LIZ CLAIBORNE family of brands and the sale of the trademark rights in the US and Puerto Rico for the MONET brand present risks, including, without limitation, the impact of such transactions on the LIZ CLAIBORNE brand licensing arrangements, our ability to continue a good working relationship with those licensees and possible changes or disputes in our other brand relationships or relationships with other retailers and existing licensees as a result of the transactions.

        In November 2011, we sold the global trademark rights to the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand. In connection with this transaction, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; and (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel.

        In connection with the license agreements we entered into in 2009 with JCPenney and QVC, most of our then-existing LIZ CLAIBORNE product licensees began to work with QVC and JCPenney directly. Under our sale transaction with JCPenney, licenses under the LIZ CLAIBORNE family of brands have been licensed back to us. The working relationships established in 2009 will continue with current licensees under the LIZ CLAIBORNE family of brands. Such existing licensees and JCPenney and/or QVC might not be able to successfully work together on the license product categories. In the future, product licensees may make claims that the LIZ CLAIBORNE 2009 brand license arrangements adversely impacted their ongoing ability to sell LIZ CLAIBORNE merchandise.

        In addition, these transactions may have an adverse impact on sales of our other brands to our US department store customers. We operate in a highly competitive retail environment. Certain of our other US department store customers could still choose to decrease or eliminate the amount of other products purchased from us or change the manner of doing business with us as result of these transactions. Such a decision by a group of US department stores or any other significant customers could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.

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

        We are bound by collective bargaining agreements covering approximately 120 employees at our Ohio Facility and 16 employees at our North Bergen, New Jersey offices. During 2011, we were also party to a collective bargaining agreement covering employees at our distribution facility in Burnaby, Canada, which closed in January 2012; the collective bargaining agreement terminated effective with the closure of this facility. We consider our relations with our non-union and union employees to be satisfactory and to date we have not experienced any interruption of our operations due to labor disputes. While our relations with the unions have historically been amicable, we cannot rule out the possibility of a labor dispute at one or more of our facilities relating to any facility closings, outsourcing or ongoing negotiations with respect to contracts that expire. Any such dispute could have a material adverse impact on our business, financial position, liquidity and results of operations.

Costs related to withdrawal from a multi-employer pension fund could negatively affect our results of operations and cash flow.

        In the second quarter of 2011, we initiated actions to close our Ohio Facility, which was expected to result in the termination of all or a significant portion of our union employees. In the third quarter of 2011, we ceased contributing to a multi-employer defined benefit pension plan (the "Fund"), which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under ERISA, cessation of employer contributions triggers an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to Selling, general & administrative expenses ("SG&A"), related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2012. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund's notice, we recorded an additional charge to SG&A in 2011. As of December 29, 2012, the accrued withdrawal liability was $14.3 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheet. We do not believe that this withdrawal liability amount or the schedule of payments will have a material adverse impact on our financial position, results of operations or cash flows.

We have experienced delays in our previously announced plan to close our Ohio Facility and transition to Li & Fung for a significant portion of our US distribution operations and have decided to discontinue the transition. While we intend to continue to use the Ohio Facility and have contracted with another third party to operate the facility, there continue to be risks in connection with the operations of our Ohio Facility.

        In connection with our streamlining initiatives, in July 2011, we announced our plan to close our Ohio Facility in the second half of 2012 and migrate the distribution function to a third party service provider, and that we had entered into a Memorandum of Agreement (the "Agreement") between us and the Chicago and Midwest Regional Joint Board of Workers United (the "Union"), which was ratified by the Union. The Agreement set forth the terms and conditions pursuant to which we had planned to effectuate orderly layoffs of our employees at the Ohio Facility, in connection with the anticipated closure and sale of the Ohio Facility in the fourth quarter of 2012. The Agreement provided, among other things, that the terms and conditions of the collective bargaining agreement between the Company and the Union, effective June 17, 2008 to June 16, 2011, as previously extended to July 16, 2011 by the parties (the "CBA"), were to remain in effect during the expected shutdown of the Ohio Facility, except as such terms are amended by the Agreement. In August 2011, we entered into an agreement with Li & Fung for the provision of distribution services in the United States and at that time we planned to migrate from our Ohio Facility to the Li & Fung facility.

        In August 2012, we encountered systems and operational issues that have delayed our planned migration of our product distribution function out of the Ohio Facility, resulting in increased operating costs during the second half of 2012. Subsequently, we determined that it would be advisable to discontinue the migration of the product distribution function to Li & Fung, and we mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. Our current sourcing arrangements with Li & Fung are unaffected by the expiration of the distribution agreement.

        In connection with such expiration, we decided that, given the complex distribution needs of our businesses, we should continue to use the Ohio Facility, and on February 5, 2013, we entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. In addition, the Company has notified the employees covered by the Agreement of the completion of layoffs on March 31, 2013, at which time the Agreement and CBA terminate. The third-party distribution center operations company has informed us that it intends to employ our prior employees, including union employees, at the Ohio Facility. There are a number of risks associated with continuing to operate the Ohio Facility, including increased operating expenses in 2013, risks related to systems capabilities at the Ohio Facility and risks related to the ability of the third-party distribution center operations company to appropriately staff the Ohio Facility with both union and non-union employees on reasonable and appropriate terms. We also have limited ability to control our third-party distribution center operations company, and such company may take actions with respect to its employees without our approval and may not maintain good relations with its employees and unions. Issues that arise in connection with the operation of our Ohio Facility could cause supply disruptions and other logistical issues and could therefore have a material, adverse effect on our business, financial condition, liquidity and results of operations.

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

        On October 31, 2011, we sold the global MEXX business to a new entity in which we retained a minority interest. Under the terms of such transaction, we have obligations regarding the transitioning of the MEXX business to the new entity, including the requirement that the Company provide certain transition services to the new entity. There are a number of risks associated with such transition, including the potential costs associated with such transition services. Such costs may negatively impact our business, financial condition, results of operations, cash flows and liquidity. The new entity may not be successful in its operation of the MEXX business, and our minority ownership may decrease in value. In addition, we have a number of disputes arising from the sale of the MEXX business. See "Item 3—Legal Proceedings."

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

        We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements, and/or implement new business models (such as the wholesale jewelry model we retain for the sold LIZ CLAIBORNE, DANA BUCHMAN, MONET and KENSIE/MAC & JAC brands and the recently announced KATE SPADE SATURDAY line). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

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

  •
  we may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

  •
  with respect to a business where we are not the brand owner, but instead act as an exclusive licensee or an exclusive supplier, such as the arrangements within our Adelington Design Group discussed above for the LIZ CLAIBORNE, MONET, DANA BUCHMAN and KENSIE brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable agreements, the level of orders placed by our business partners and the public perception and/or acceptance of our business partners, the brands or other product lines, which are not within our control.

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

        We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the US and other regions, including approximately 300 suppliers manufacturing our products. At the end of 2012, such suppliers were located in 21 countries, with the largest finished goods supplier at such time accounting for less than 7.0% of the total of finished goods we purchased in 2012. A supplier's failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer's failure to comply with safety and content regulations and standards, including with respect to children's product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

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

        On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, identifiable, incremental expenses associated with the transaction. We pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. Our agreement with Li & Fung is not exclusive; however, we are required to buy/source a minimum value and a specified percentage of product purchases from Li & Fung.

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

        We source most of our products outside the US through arrangements with independent suppliers in approximately 21 countries as of December 29, 2012. There are a number of risks associated with importing our products, including but not limited to the following:

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

        Our ability to operate and be successful in new international markets and to operate and maintain the current level of sales in our existing international markets, including with respect to the KATE SPADE brand in Japan, China and Brazil and our JUICY COUTURE brand in China, is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations; adapting to local customs and culture; unexpected changes in regulatory requirements; new tariffs or other barriers in some international markets; political instability and terrorist attacks; changes in diplomatic and trade relationships; and general economic fluctuations in specific countries, markets or currencies. Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

Our business and balance sheets are exposed to domestic and foreign currency fluctuations.

        While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Our international sales, as well as our international businesses' inventory and accounts receivable levels, could be affected by currency fluctuations. In addition, with expected international expansion at KATE SPADE, JUICY COUTURE, and LUCKY BRAND, we may increase our exposure to such fluctuations.

        Although we from time to time may hedge some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

A material disruption in our information technology systems and e-commerce operations could adversely affect our business or results of operations.

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

        We are currently executing a transition of our outsourced order management, fulfillment and customer service functions related to each of our brands' e-commerce operations away from our current third-party provider to a new third-party provider. The transition includes certain updates to our current e-commerce platform software and functionality and generally involves a number of other third parties. While the transition from the current provider is scheduled to be effected on a staged, brand-by-brand basis occurring over the next several months and is expected to be completed by the second quarter of 2013, we may not be able to successfully achieve the transition on the timetable currently contemplated, and the transition may not be successful or could encounter various difficulties and unexpected issues. Any delays or issues that we encounter in the transition could have a material adverse effect on the businesses of our brands and could negatively affect our reputation, which in turn could have a material, adverse effect on our overall business, results of operations and financial condition, as well as impair customer confidence in our product offerings and/or overall services for a longer period thereafter.

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

        A growing portion of our customer orders are placed through our e-commerce websites. In addition, a significant portion of our direct-to-consumer sales require us and other parties involved in processing transactions to collect and to securely transmit certain customer data, such as credit card information, over public networks. Third parties may have the ability to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers' confidential information seriously, there can be no assurances that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers' information. Any security breach could cause consumers to lose confidence in the security of our website or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

        As of December 29, 2012, we had US federal deferred tax assets of approximately $557.4 million, which include net operating loss ("NOL") carryforwards and other items which could be considered net unrealized built in losses ("NUBIL"). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an "ownership change" under section 382 of the Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of December 29, 2012. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of December 29, 2012, substantially all tax benefit of the US deferred tax assets has been offset with a full valuation allowance that was recognized in our financial statements.

The outcome of current and future litigations and other proceedings in which we are involved may have a material adverse effect on our results of operations, liquidity or cash flows.

        On November 27, 2012, Kate Spade LLC received a demand letter from Saturdays Surf LLC, a company that sells surfboards, wetsuits, and men's apparel, alleging that the name of KATE SPADE's new global women's lifestyle brand, "KATE SPADE SATURDAY," infringes the trademark rights of Saturdays Surf LLC. On December 19, 2012, Kate Spade LLC filed a complaint in the United States District Court for the Southern District of New York seeking a declaration that its KATE SPADE SATURDAY trademark does not infringe the trademark rights of Saturdays Surf LLC. Saturdays Surf LLC filed an answer and counterclaims on February 7, 2013. On February 13, 2013, Saturdays Surf LLC filed a motion for a temporary restraining order and preliminary injunction to block us from launching KATE SPADE SATURDAY. On the same day, the District Court denied the motion for a temporary restraining order, allowing the launch to go forward as planned, and set a schedule for expedited briefing, discovery, and hearing on the preliminary injunction motion. The preliminary injunction motion is expected to be heard on April 18, 2013. We are vigorously defending against these claims, and based on our examination of this matter and our experience to date, while there can be no assurances that an adverse decision would not have a material adverse impact on our results of operations, liquidity or cash flows, we believe we are likely to prevail.

        We are a party to several litigations and other proceedings and claims which, if determined unfavorably to us, could have a material adverse effect on our results of operations, liquidity or cash flows. We may in the future become party to other claims and legal actions which, either individually or in the aggregate, could have a material adverse effect on our results of operations, liquidity or cash flows. In addition, any of the current or possible future legal proceedings in which we may be involved could require significant management and financial resources, which could otherwise be devoted to the operation of our business.

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

        Our principal executive offices, as well as certain sales, merchandising and design staffs, are located at 1441 Broadway, New York, New York, where we lease 51,000 square feet. The lease contains certain renewal options and rights of first refusal for additional space. We own and operate a 297,000 square foot office building in North Bergen, New Jersey, which houses operational staff.

        The following table sets forth information with respect to our key properties:

Location(a)	Primary Use	Approximate Square Footage Occupied	Leased/ Owned
West Chester, OH	Apparel Distribution Center	601,000	Owned
North Bergen, NJ	Offices	297,000	Owned
2 Park Avenue, New York, NY	Offices	96,000	Leased
1440 Broadway, New York, NY	Offices	67,000	Leased
Arleta, CA	Offices	64,000	Leased
1441 Broadway, New York, NY	Offices	51,000	Leased
Los Angeles, CA	Offices	50,000	Leased

(a)
We also lease showroom, warehouse and office space in various other domestic and international locations. We closed our Allentown, Pennsylvania and Dayton, New Jersey distribution centers during 2008, for which we remain obligated under the respective leases.

Item 3.   Legal Proceedings.

        On January 25, 2013, Gores Malibu Holdings (Luxembourg) S.a.r.l. filed a complaint in the United States District Court for the Southern District of New York against Fifth and Pacific Companies, Inc. and Fifth & Pacific Companies Foreign Holdings, Inc. (amended on February 5, 2013). The complaint claims $15.0 million in damages for alleged breaches of the merger agreement related to the sale of the global MEXX business, including breaches of tax and tax-related covenants, breaches of interim operating covenants and breaches of reimbursement obligations related to employee bonuses. In addition, as previously disclosed, we and Gores Malibu are currently in dispute resolution proceedings with respect to working capital adjustments that are required to be made under the Merger Agreement. We cannot currently predict the outcomes of these proceedings.

        On November 27, 2012, Kate Spade LLC received a demand letter from Saturdays Surf LLC, a company that sells surfboards, wetsuits, and men's apparel, alleging that the name of KATE SPADE's new global women's lifestyle brand, "KATE SPADE SATURDAY," infringes the trademark rights of Saturdays Surf LLC. On December 19, 2012, Kate Spade LLC filed a complaint in the United States District Court for the Southern District of New York seeking a declaration that its KATE SPADE SATURDAY trademark does not infringe the trademark rights of Saturdays Surf LLC. Saturdays Surf LLC filed an answer and counterclaims on February 7, 2013. On February 13, 2013, Saturdays Surf LLC filed a motion for a temporary restraining order and preliminary injunction to block us from launching KATE SPADE

SATURDAY. On the same day, the District Court denied the motion for a temporary restraining order, allowing the launch to go forward as planned, and set a schedule for expedited briefing, discovery, and hearing on the preliminary injunction motion. The preliminary injunction motion is expected to be heard on April 18, 2013. We are vigorously defending against these claims, and based on our examination of this matter and our experience to date, while there can be no assurances that an adverse decision would not have a material adverse impact on our results of operations, liquidity or cash flows, we believe we are likely to prevail.

        The Company is a party to several other pending legal and other proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows (see Notes 1, 9 and 22 of Notes to Consolidated Financial Statements).

Executive Officers of the Registrant.

        Information as to the executive officers of the Company, as of February 15, 2013 is set forth below:

Name	Age	Position(s)
William L. McComb	50	Chief Executive Officer
George M. Carrara	44	Executive Vice President — Chief Financial Officer and Chief Operating Officer
Nicholas Rubino	51	Senior Vice President — Chief Legal Officer, General Counsel and Secretary
Robert Vill	56	Senior Vice President — Finance and Treasurer
Linda Yanussi	51	Senior Vice President — Information Technology and Global Operations

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

        Mr. Carrara joined the Company in April 2012 as Executive Vice President, Chief Financial Officer and Chief Operating Officer. Prior to that, he had held numerous finance positions at Tommy Hilfiger over the prior 12 years, including Chief Financial Officer for the Jeans division from 1999 to 2003; Chief Operating Officer and Chief Financial Officer of wholesale operations from 2003 to 2004; Executive Vice President of US Operations — Wholesale and Retail from 2004 to 2005 and Chief Operating Officer from 2006 to 2011.

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

        Mr. Vill joined the company as Vice President, Treasury and Investor Relations in April 1999 and has held various financial positions since. From 2005 through 2007, he also had responsibility for divisional finance and in March 2012, served as Interim Chief Financial Officer. In his current position, Mr. Vill serves as Corporate Treasurer and head of Investor Relations and has joint responsibility for the Corporate FP&A, Accounting and Tax Departments. Prior to joining the Company, Mr. Vill was Vice President, Finance for Hanover Direct in 1998. Prior to that, he held numerous positions during his seven year tenure at Saks Fifth Avenue, leading up to his role as Vice President-Treasurer.

        Ms. Yanussi joined the Company in April 2012 as Vice President of Information Technology and assumed her current position in January 2013. Prior to joining the Company, she held various positions at Tommy Hilfiger over a period of eleven years, most recently as Senior Vice President of Operations and Logistics, North America at Tommy Hilfiger for over four years and Vice President of Operations prior to that.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

        Effective May 15, 2012, our common stock trades on the NYSE under the symbol FNP. Prior to that date, our common stock traded on the NYSE under the symbol LIZ. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Period	High	Low
2012:
1st Quarter	$13.36	$8.61
2nd Quarter	13.88	10.13
3rd Quarter	13.83	9.25
4th Quarter	12.78	10.05
2011:
1st Quarter	$7.55	$4.61
2nd Quarter	6.77	5.04
3rd Quarter	6.74	4.02
4th Quarter	9.18	4.14

HOLDERS

        On February 15, 2013, the closing sale price of our common stock was $17.08. As of February 15, 2013, the approximate number of record holders of common stock was 3,837.

DIVIDENDS

        We did not pay any dividends during 2012 or 2011.

 PERFORMANCE GRAPH
Comparison of Cumulative Five Year Return

	2007	2008	2009	2010	2011	2012
Fifth & Pacific Companies, Inc.	$100.00	$13.25	$28.68	$36.48	$43.97	$63.43
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
S&P SmallCap 600	100.00	68.93	86.55	109.32	110.43	128.46
New Benchmarking Group(a)	100.00	49.53	97.29	123.84	117.19	134.26
Prior Benchmarking Group(b)	100.00	51.57	100.22	128.74	127.29	134.84

(a)
The New Benchmarking Group consisted of Abercrombie & Fitch Co.; Aeropostale, Inc.; American Apparel, Inc.; American Eagle Outfitters, Inc.; Ann, Inc.; Bebe Stores, Inc.; Chico's FAS, Inc.; Coach, Inc.; Guess?, Inc.; Express, Inc.; Michael Kors Holdings Limited; New York & Company, Inc.; Pacific Sunwear of California, Inc.; True Religion Apparel, Inc.; Tumi Holdings Inc.; Urban Outfitters, Inc. and Wet Seal, Inc.

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

        The line graph above compares the cumulative total stockholder return on the Company's Common Stock over a 5-year period with the return on (i) the Standard & Poor's 500 Stock Index ("S&P 500") (which the Company's shares ceased to be a part of as of the close of business on December 1, 2008); (ii) the Standard & Poor's SmallCap 600 Stock Index ("S&P SmallCap 600") (which the Company's shares became a part of on December 2, 2008); and (iii) two indices comprised of the Company and: (a) the previously designated compensation peer group (the "Prior Benchmarking Group") designated by the Board's Compensation Committee in consultation with its compensation consultants, against which executive compensation practices of the Company are compared and (b) the new compensation peer group (the "New Benchmarking Group") designated by the Compensation Committee in October 2012 in consultation with its compensation consultants, which reflects a total of two additions to and three deletions from the Prior Benchmarking Group. We have historically constructed our compensation benchmarking group based on companies with comparable products, revenue composition and size. We believe the New Benchmarking Group provides a more meaningful comparison in terms of comparable products, revenue composition and size in light of changes in the Company's operations over the past year.

        In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at December 28, 2007 (the last trading day before the beginning of our 2008 fiscal year) and assume that all dividends were reinvested.

UNREGISTERED SALES OF EQUITY SECURITIES

        During the fourth quarter of 2012, holders of $11.8 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 3,357,586 shares of our common stock. We paid accrued interest on the holders' Convertible Notes through the settlement date in cash. The issuance of the shares of our common stock was exempt from any registration requirements under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes information about our purchases during the quarter ended December 29, 2012, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (In thousands)(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)(b)
September 30, 2012 – October 27, 2012	—	$—	—	$28,749
October 28, 2012 – December 1, 2012	—	—	—	28,749
December 2, 2012 – December 29, 2012	—	—	—	28,749

Total – 13 Weeks Ended December 29, 2012	—	$—	—	$28,749

(a)
Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company's Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company's stock. The Amended Facility currently restricts the Company's ability to repurchase stock.

Item 6.    Selected Financial Data.

        The following table sets forth certain information regarding our results of operations and financial position and is qualified in its entirety by the Consolidated Financial Statements and notes thereto, which appear elsewhere herein.

	2012	2011	2010	2009	2008
(Amounts in thousands, except per common share data)
Net sales	$1,505,094	$1,518,721	$1,623,235	$1,928,754	$2,457,642
Gross profit	842,975	809,391	791,296	855,189	1,038,074
Operating loss	(34,451)	(96,252)	(61,266)	(168,179)	(461,301)
(Loss) income from continuing operations(a)	(59,456)	144,748	(99,362)	(123,923)	(511,269)
Net loss	(74,505)	(171,687)	(252,309)	(306,410)	(951,559)
Net loss attributable to Fifth & Pacific Companies, Inc.	(74,505)	(171,687)	(251,467)	(305,729)	(951,811)
Working capital	36,407	124,772	39,043	244,379	432,174
Total assets	902,523	950,004	1,257,659	1,605,903	1,905,452
Total debt	406,294	446,315	577,812	658,151	743,639
Total Fifth & Pacific Companies, Inc. stockholders' (deficit) equity	(126,930)	(108,986)	(24,170)	216,548	503,647
Per common share data:
Basic
(Loss) income from continuing operations attributable to Fifth & Pacific Companies, Inc.	(0.54)	1.53	(1.05)	(1.31)	(5.46)
Net loss attributable to Fifth & Pacific Companies, Inc.	(0.68)	(1.81)	(2.67)	(3.26)	(10.17)
Diluted
(Loss) income from continuing operations attributable to Fifth & Pacific Companies, Inc.	(0.54)	1.28	(1.05)	(1.31)	(5.46)
Net loss attributable to Fifth & Pacific Companies, Inc.	(0.68)	(1.35)	(2.67)	(3.26)	(10.17)
Dividends paid	—	—	—	—	0.23
Weighted average shares outstanding, basic	109,292	94,664	94,243	93,880	93,606
Weighted average shares outstanding, diluted(b)	109,292	120,692	94,243	93,880	93,606

(a)
During 2012, 2011 and 2010, we recorded pretax charges of $47.8 million, $90.1 million and $61.0 million, respectively, related to our streamlining initiatives, which are discussed in Note 13 of Notes to Consolidated Financial Statements.

During 2009 and 2008, we recorded pretax charges of $120.6 million and $77.8 million related to our streamlining initiatives.

During 2012, we recorded a pretax gain of $40.1 million related to the KSJ Buyout (see Note 2 of Notes to Consolidated Financial Statements).

During 2011, we recorded a pretax gain of $287.0 million related to the sales of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands; (ii) the trademark rights in the US and Puerto Rico for MONET; (iii) the DANA BUCHMAN trademark; and (iv) the trademark rights related to our former Curve brand and selected other smaller fragrance brands.

During 2010, we recorded non-cash pretax impairment charges of $2.6 million primarily within our Adelington Design Group segment principally related to merchandising rights of our LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

During 2009, we recorded non-cash pretax impairment charges of $2.8 million related to goodwill and $14.2 million related to other intangible assets in our Adelington Design Group segment.

  During 2008, we sold a distribution center and recorded a gain of $14.3 million. During 2008, we recorded non-cash pretax impairment charges of (i) $382.4 million related to goodwill previously recorded in our former Domestic-Based Direct Brands segment and (ii) $10.0 million in our Adelington Design Group segment related to our Villager, Crazy Horse and Russ trademark.

  During 2009, we recorded pretax charges of $19.2 million primarily related to retailer assistance associated with the transition of our LIZ CLAIBORNE brands to license arrangements and other accounts receivable allowances associated with exiting activities. In addition, during 2008 we recorded additional pretax charges related to our strategic review aggregating $58.6 million primarily related to inventory and accounts receivable allowances associated with the termination of certain cosmetics product offerings, the closure of certain brands and various professional and consulting costs.

(b)
Because we incurred losses from continuing operations in 2012, 2010, 2009 and 2008, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Business/Segments

        Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The four reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in four reportable segments:

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of our JUICY COUTURE brand.

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our LUCKY BRAND.

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN(*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*)
Our agreement to supply DANA BUCHMAN branded jewelry to Kohl's expires on October 11, 2013.

        The operations associated with our AXCESS brand concluded with Kohl's in Fall 2011, and the operations of our former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group segment.

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

        Macroeconomic challenges and uncertainty continue to dampen consumer spending, unemployment levels remain high, consumer retail traffic remains inconsistent and the retail environment remains promotional. In addition, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. We will also continue to carefully manage liquidity and spending.

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

        In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, sustaining recent improved performance in our LUCKY BRAND business, improving the operations and results, executing turn around actions at our JUICY COUTURE business while expanding its international operations, and continuing to drive profitable growth at KATE SPADE. Our plan to improve operations and results at our JUICY COUTURE brand includes implementing improved pricing, merchandising and inventory allocation strategies, reworking the merchandising and design of handbags and other accessories to be more in-line aesthetically with the apparel and expanding the JUICY COUTURE baby and girls' lines, as well as the intimates business.

        Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this Annual Report on Form 10-K, including, without limitation, under "Statement Regarding Forward — Looking Statements" and "Item 1A — Risk Factors."

  Recent Developments and Operational Initiatives

        During 2012 and early 2013, we continued to pursue transactions and initiatives with a significant impact on our portfolio of brands and which improve our operations or liquidity.

        On October 31, 2012, our wholly-owned subsidiary Kate Spade, LLC, through its own wholly-owned Japanese subsidiary KSJ Co., Ltd. ("KSJ"), a Japanese kabushiki kaisha, acquired the 51.0% interest (the "KSJ Buyout") in KSJ that was previously held by Sanei International Co., LTD, ("Sanei"). KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE businesses in Japan, and KATE SPADE will continue to operate such businesses in Japan through its Japanese subsidiary. The purchase price for the KSJ Buyout was $41.0 million, net of $0.4 million of cash acquired.

        We also launched the KATE SPADE SATURDAY brand in Japan and plan its launch in the US in Spring 2013. We have executed restructuring actions at JUICY COUTURE and hired a new CEO to lead turnaround efforts at that brand and continued to reduce corporate costs.

        In the second quarter of 2011, we initiated actions to close our Ohio distribution center (the "Ohio Facility"), which was previously expected to be completed the fourth quarter of 2012. In August 2011, we entered into an agreement with Li & Fung Limited ("Li & Fung") for distribution services in the United

States for our Company-owned retail stores, as well as for our wholesale business. In August 2012, we encountered systems and operational issues that delayed the migration of our product distribution function out of the Ohio Facility, resulting in increased operating costs during the second half of 2012. Subsequently, we determined that it would be advisable to discontinue the migration of the product distribution function to Li & Fung, and we mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. In connection with such expiration, we have discontinued the migration of our distribution function to Li & Fung and have decided to continue to utilize the Company-owned Ohio distribution center for such function. On February 5, 2013, we entered into a contract with a third-party facility operations management company to provide distribution operations services at the Ohio Facility with a variable cost structure.

  Debt and Liquidity Enhancements

        In January 2013, holders of $11.2 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") converted all of such outstanding Convertible Notes into 3.2 million shares of our common stock.

        On July 12, 2012, we completed the optional redemption of the remaining 52.9 million euro aggregate principal amount of 5.0% Notes due July 2013 (the "Euro Notes") for 55.4 million euro, plus accrued interest. The redemption was funded by a portion of the net proceeds from our issuance of $152.0 million aggregate principal amount (the "Additional Notes") of 10.5% Senior Secured Notes due April 15, 2019 in June 2012.

        On June 8, 2012, we completed the offering of the Additional Notes at 108.25% of par value. We used a portion of the net proceeds of $160.6 million from the issuance of the Additional Notes to repay outstanding borrowings under our amended and restated revolving credit facility (as amended to date, the "Amended Facility") and to fund the redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes discussed above. We used the remaining proceeds to fund the KSJ Buyout, discussed above and for general corporate purposes.

        In 2012, holders of $49.4 million aggregate principal amount of our 6.0% Convertible Notes converted all of such outstanding Convertible Notes into 14.2 million shares of our common stock.

        In 2012, in privately-negotiated transactions, we repurchased 68.6 million euro aggregate principal amount of the Euro Notes for total consideration of 70.2 million euro, plus accrued interest.

        We ended fiscal 2012 with no outstanding indebtedness under the Amended Facility and $59.5 million of cash and cash equivalents and marketable securities on hand.

        Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. We have also engaged more extensively in direct shipping and other arrangements. We expect that our streamlining initiatives will provide long-term cost savings. We will also continue to closely manage spending, with 2013 capital expenditures expected to be approximately $105.0-$115.0 million, compared to $85.8 million in 2012.

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

  2012 Overall Results

        Our 2012 results reflected:

  •
  A $175.2 million decrease in net sales related to brands that have been licensed or exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand, due to the sales of the trademark rights for such brands in the fourth quarter of 2011;

  •
  Significant net sales growth and improved gross margin at KATE SPADE and, to a lesser extent, at LUCKY BRAND; and

  •
  Reduced performance at JUICY COUTURE primarily during the third and fourth quarters of 2012 due to lower than expected full-price inventory sell-through (driven by merchandise mix and inventory allocation issues), underperformance of certain merchandise categories and underperformance of outlets.

        During 2012, we recorded the following pretax items:

  •
  A $40.1 million gain on acquisition of subsidiary related to the KSJ Buyout;

  •
  A $9.8 million net loss on the extinguishment of debt in connection with the conversion of $49.4 million of our Convertible Notes into 14.2 million shares of our common stock and the repurchase or redemption of the remaining 121.5 million euro aggregate principal amount of our Euro Notes; and

  •
  Expenses associated with our streamlining initiatives of $47.8 million and charges primarily associated with other exiting activities of $2.1 million.

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

  Net Sales

        Net sales in 2012 were $1.505 billion, a decrease of $13.6 million or 0.9%, compared to 2011 net sales of $1.519 billion. Excluding the impact of a $175.2 million decline in net sales related to brands that have been licensed or exited, net sales increased $161.6 million, or 10.6%. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

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

  Gross Profit and (Loss) Income from Continuing Operations

        Gross profit in 2012 was $843.0 million, an increase of $33.6 million compared to 2011, primarily due to increased net sales and gross profit rates in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our Adelington Design Group and JUICY COUTURE segments. Our gross profit rate increased from 53.3% in 2011 to 56.0% in 2012 due to an increased proportion of sales from direct-to-consumer operations in our KATE SPADE and LUCKY BRAND segments, partially offset by greater than planned promotional activity at JUICY COUTURE.

        We recorded a loss from continuing operations of $(59.5) million in 2012, as compared to income from continuing operations of $144.7 million in 2011. The year-over-year change primarily reflected: (i) a $287.0 million gain on the 2011 sales of the global trademark rights for the LIZ CLAIBORNE family of brands, the trademark rights in the US and Puerto Rico for MONET, the DANA BUCHMAN trademark and the trademark rights related to our former Curve brand and selected other smaller fragrance brands; (ii) a $40.1 million gain on the KSJ Buyout; (iii) a $33.6 million increase in gross profit; (iv) a $27.2 million decrease in Selling, general & administrative expenses ("SG&A"); and (v) losses on extinguishment of debt in 2012 compared to gains on extinguishment of debt in 2011.

  Balance Sheet

        We ended 2012 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $346.8 million as compared to $265.7 million at year-end 2011. The $81.1 million increase in our net debt primarily reflected: (i) the funding of $85.8 million of capital and in-store shop expenditures over the last 12 months; (ii) the payment of $41.0 million for the KSJ Buyout; and (iii) the conversion of $49.4 million aggregate principal amount of our Convertible Notes into 14.2 million shares of our common stock. We generated $24.6 million in cash from continuing operations over the past 12 months.

  RESULTS OF OPERATIONS

        As discussed above, we present our results based on four reportable segments.

  2012 vs. 2011

        The following table sets forth our operating results for the year ended December 29, 2012 (52 weeks), compared to the year ended December 31, 2011 (52 weeks):

	Fiscal Years Ended
			Variance
	December 29, 2012	December 31, 2011
			$	%
Dollars in millions
Net Sales	$1,505.1	$1,518.7	$(13.6)	(0.9)%
Gross Profit	843.0	809.4	33.6	4.2%
Selling, general & administrative expenses	877.5	904.7	27.2	3.0%
Impairment of intangible assets	—	1.0	1.0	*

Operating Loss	(34.5)	(96.3)	61.8	64.2%
Other (expense) income, net	(0.1)	0.2	(0.3)	*
Gain on acquisition of subsidiary	40.1	—	40.1	*
Gain on sales of trademarks, net	—	287.0	(287.0)	*
(Loss) gain on extinguishment of debt, net	(9.8)	5.2	(15.0)	*
Interest expense, net	(51.7)	(57.2)	5.5	9.6%
Provision (benefit) for income taxes	3.5	(5.8)	(9.3)	*

(Loss) Income from Continuing Operations	(59.5)	144.7	(204.2)	*
Discontinued operations, net of income taxes	(15.0)	(316.4)	301.4	95.3%

Net Loss	$(74.5)	$(171.7)	$97.2	56.6%

*
Not meaningful.

  Net Sales

        Net sales for 2012 were $1.505 billion, a decrease of $13.6 million or 0.9%, as compared to net sales for 2011 of $1.519 billion. Excluding the impact of a $175.2 million decline in net sales related to brands that have been licensed or exited, net sales increased $161.6 million, or 10.6%. The decrease in net sales due to brands that have been exited related principally to the conclusion of: (i) wholesale sales in early 2012 for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales in Fall 2011; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the DANA BUCHMAN brand due to the sales of the trademark rights for such brands in the fourth quarter of 2011. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

        Net sales results for our segments are provided below:

  •
  JUICY COUTURE net sales were $498.6 million, a 6.0% decrease compared to 2011, which primarily reflected decreases in our wholesale non-apparel, specialty retail and outlet operations, partially offset by increases in our e-commerce and wholesale apparel operations.

  We ended 2012 with 78 specialty retail stores, 54 outlet stores and 2 concessions, reflecting the net addition over the last 12 months of 3 outlet stores and the net closure of 3 concessions. Key operating metrics for our JUICY COUTURE retail operations included the following:

  –
  Average retail square footage in 2012 was approximately 428 thousand square feet, a 2.1% increase compared to 2011;

  –
  Sales productivity was $685 per average square foot as compared to $674 for 2011; and

    –
    Comparable direct-to-consumer net sales, inclusive of e-commerce and concessions, decreased 3.5% in 2012.

  •
  LUCKY BRAND net sales were $461.7 million, a 10.4% increase compared to 2011, reflecting increases in wholesale apparel, outlet, specialty retail and e-commerce operations, partially offset by a decrease in our wholesale non-apparel operations.

  We ended 2012 with 177 specialty retail stores and 47 outlet stores, reflecting the net closure over the last 12 months of 2 specialty retail stores and the net addition of 5 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

  –
  Average retail square footage in 2012 was approximately 560 thousand square feet, a 1.2% decrease compared to 2011;

  –
  Sales productivity was $440 per average square foot as compared to $420 for 2011; and

  –
  Comparable direct-to-consumer net sales increased by 10.0% in 2012.

  •
  KATE SPADE net sales were $461.9 million, a 47.6% increase compared to 2011; reflecting increases across all operations in the segment. Net sales in 2012 included $16.0 million of KSJ net sales in our consolidated results.

  We ended 2012 with 89 specialty retail stores, 32 outlet stores and 32 concessions, reflecting the net addition over the last 12 months of 18 specialty retail stores and 3 outlet stores and the acquisition of 21 specialty retail stores and 32 concessions. Key operating metrics for our KATE SPADE retail operations included the following:

  –
  Average retail square footage in 2012 was approximately 170 thousand square feet, inclusive of the acquisition of KSJ, a 15.2% increase compared to 2011;

  –
  Sales productivity was $1,016 per average square foot as compared to $934 for 2011; and

  –
  Comparable direct-to-consumer net sales increased by 29.5% in 2012.

  •
  Adelington Design Group net sales were $82.8 million, a decrease of $174.0 million, or 67.8%, compared to 2011, substantially all of which related to brands that have been exited, as discussed above.

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

  Gross Profit

        Gross profit in 2012 was $843.0 million (56.0% of net sales), compared to $809.4 million (53.3% of net sales) in 2011. The increase in gross profit is primarily due to increased net sales and gross profit rates in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our Adelington Design Group and JUICY COUTURE segments. The improvement in the gross profit rate was primarily driven by our KATE SPADE and LUCKY BRAND segments, partially offset by greater than planned promotional activity at JUICY COUTURE.

        Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

  Selling, General & Administrative Expenses

        SG&A decreased $27.2 million, or 3.0%, to $877.5 million in 2012 compared to 2011. The change in SG&A reflected the following:

  •
  An $88.2 million decrease associated in our Adelington Design Group segment related to the exited brands discussed above and reduced Corporate costs;

  •
  A $41.9 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and

  •
  A $102.9 million increase in SG&A in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments, primarily reflecting: (i) increased compensation related expenses at KATE SPADE and LUCKY BRAND; (ii) increased advertising expenses and e-commerce fees across all three reportable segments; (iii) increased rent and other store operating expenses at KATE SPADE, primarily related to direct-to-consumer expansion; and (iv) a net increase in fixed asset charges at JUICY COUTURE.

        SG&A as a percentage of net sales was 58.3%, compared to 59.6% in 2011, primarily reflecting increased net sales in our KATE SPADE and LUCKY BRAND segments, which exceeded the proportionate increase in SG&A in those segments.

  Impairment of Intangible Assets

        In 2011, we recorded aggregate non-cash impairment charges of $1.0 million within our Adelington Design Group segment, primarily related to the merchandising rights of our MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

  Operating Loss

        Operating loss for 2012 was $34.5 million ((2.3)% of net sales), compared to an operating loss of $96.3 million ((6.3)% of net sales) in 2011.

  Other (Expense) Income, Net

        Other (expense) income, net amounted to $(0.1) million in 2012 and $0.2 million in 2011. Other (expense) income, net consists primarily of (i) foreign currency transaction gains and losses, including the impact of the partial dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on our Euro Notes within earnings in 2011; and (ii) equity in the earnings of our equity investees.

  Gain on Acquisition of Subsidiary

        In 2012, we recorded a $40.1 million gain on the KSJ Buyout, resulting from the adjustment of our pre-existing 49.0% interest in KSJ to estimated fair value.

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

  (Loss) Gain on Extinguishment of Debt, Net

        In 2012, we recorded a $(9.8) million loss on the extinguishment of debt in connection with the conversion of $49.4 million of our Convertible Notes into 14.2 million shares of our common stock and the repurchase or redemption of 121.5 million euro aggregate principal amount of our Euro Notes. In 2011, we recorded a $5.2 million gain on the extinguishment of debt in connection with the repurchase of 228.5 million euro aggregate principal amount of our Euro Notes and the conversion of $20.8 million of our Convertible Notes into 6.2 million shares of our common stock.

  Interest Expense, Net

        Interest expense, net decreased to $51.7 million in 2012 from $57.2 million in 2011, primarily reflecting a decrease of $14.3 million due to the redemptions and repurchases of the Euro Notes discussed above, a $4.5 million decrease due to a reduction in the principal amount of our Convertible Notes and a $3.1 million decrease in interest expense related to reduced borrowings under our Amended Facility, partially offset by an increase of $15.6 million in interest expense related to the Senior Notes.

  Provision (Benefit) for Income Taxes

        In 2012, we recorded a provision for income taxes of $3.5 million, compared to a benefit for income taxes of $(5.8) million in 2011. The income tax provision primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. We did not record income tax benefits for substantially all losses incurred during 2012 and 2011, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

  (Loss) Income from Continuing Operations

        (Loss) income from continuing operations in 2012 was $(59.5) million, or (4.0)% of net sales, compared to $144.7 million in 2011, or 9.5% of net sales. Earnings per share ("EPS"), Basic from continuing operations was $(0.54) in 2012 and $1.53 in 2011. EPS, Diluted from continuing operations was $(0.54) in 2012 and $1.28 in 2011.

  Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations in 2012 was $15.0 million, compared to $316.4 million in 2011, reflecting a loss on disposal of discontinued operations of $11.9 million and a $3.1 million loss from discontinued operations in 2012, as compared to a loss on disposal of discontinued operations of $222.2 million and a $94.2 million loss from discontinued operations in 2011. EPS, Basic from discontinued operations was $(0.14) in 2012 and $(3.34) in 2011. EPS, diluted from discontinued operations was $(0.12) in 2012 and $(2.63) in 2011.

  Net Loss

        Net loss in 2012 decreased to $74.5 million from $171.7 million in 2011. EPS, Basic was $(0.68) in 2012 and $(1.81) in 2011. EPS, Diluted was $(0.68) in 2012 and $(1.35) in 2011.

  Segment Adjusted EBITDA

        Our Chief Executive Officer has been identified as the CODM. During the fourth quarter of 2012, we determined that our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA is also a key metric utilized in our annual bonus and long-term incentive plans. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives and brand-exiting activities; and (iii) losses on asset disposals and impairments. Unallocated Corporate costs also exclude non-cash share-based compensation expense. In addition, Segment Adjusted EBITDA does not include Corporate expenses associated with the following functions: corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities, which are included in Unallocated Corporate costs. We do not allocate amounts reported below Operating loss to our reportable segments, other than equity income (loss) in equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

        Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Fiscal Years Ended
			Variance
	December 29, 2012	December 31, 2011
			$	%
In thousands
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$24,554	$64,237	$(39,683)	(61.8)%
LUCKY BRAND	34,676	25,389	9,287	36.6%
KATE SPADE(a)	94,994	57,370	37,624	65.6%
Adelington Design Group	21,009	38,868	(17,859)	(45.9)%

Total Reportable Segments Adjusted EBITDA	175,233	185,864
Unallocated Corporate Costs	(70,744)	(90,158)
Depreciation and amortization, net(b)	(64,681)	(72,322)
Charges due to streamlining initiatives and brand-exiting activities, impairment of intangible assets and loss on asset disposals and impairments, net(c)	(67,725)	(112,228)
Share-based compensation	(7,779)	(5,756)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	1,245	(1,652)

Operating Loss	(34,451)	(96,252)
Other (expense) income, net(a)	(168)	282
Gain on acquisition of subsidiary	40,065	—
Gain on sales of trademarks, net	—	286,979
(Loss) gain on extinguishment of debt, net	(9,754)	5,157
Interest expense, net	(51,684)	(57,188)
Provision (benefit) for income taxes	3,464	(5,770)

(Loss) Income from Continuing Operations	$(59,456)	$144,748

(a)
Amounts include equity in the (losses) earnings of equity method investees of $(1.2) million and $1.7 million in 2012 and 2011, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.

        A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for 2012 and 2011 follows:

  •
  JUICY COUTURE Adjusted EBITDA in 2012 was $24.6 million (4.9% of net sales), compared to Adjusted EBITDA of $64.2 million (12.1% of net sales) in 2011. The period-over-period change reflected (i) decreased gross profit, as discussed above; and (ii) an increase in SG&A related to advertising expenses and professional fees.

  •
  LUCKY BRAND Adjusted EBITDA in 2012 was $34.7 million (7.5% of net sales), compared to Adjusted EBITDA of $25.4 million (6.1% of net sales) in 2011. The period-over-period change reflected increased gross profit, as discussed above, partially offset by an increase in SG&A related to payroll and advertising expenses.

  •
  KATE SPADE Adjusted EBITDA in 2012 was $95.0 million (20.6% of net sales), compared to $57.4 million (18.3% of net sales) in 2011. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, advertising expenses and e-commerce fees. KATE SPADE Adjusted EBITDA in 2012 included $0.5 million of Adjusted EBITDA from KSJ in its results.

  •
  Adelington Design Group Adjusted EBITDA in 2012 was $21.0 million (25.4% of net sales), compared to Adjusted EBITDA of $38.9 million (15.1% of net sales) in 2011. The decrease in Adjusted EBITDA reflected reduced gross profit and SG&A related to brands that have been exited, as discussed above.

        Unallocated Corporate costs include costs for corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities. Unallocated Corporate costs decreased to $70.7 million in 2012 from $90.2 million in 2011 due to reduced payroll and related expenses, occupancy costs and professional fees. The decrease in those expenses resulted principally from corporate streamlining actions executed throughout 2011 and 2012, which included reductions in staff and rationalization of office space. We also decreased discretionary spending.

  2011 vs. 2010

        The following table sets forth our operating results for the year ended December 31, 2011 (52 weeks), compared to the year ended January 1, 2011 (52 weeks):

	Fiscal Years Ended		Variance
	December 31, 2011	January 1, 2011	$	%
Dollars in millions
Net Sales	$1,518.7	$1,623.2	$(104.5)	(6.4)%
Gross Profit	809.4	791.3	18.1	2.3%
Selling, general & administrative expenses	904.7	850.0	(54.7)	(6.4)%
Impairment of intangible assets	1.0	2.6	1.6	61.5%

Operating Loss	(96.3)	(61.3)	(35.0)	(57.1)%
Other income, net	0.2	26.6	(26.4)	*
Gain on sales of trademarks, net	287.0	—	287.0	*
Gain on extinguishment of debt, net	5.2	—	5.2	*
Interest expense, net	(57.2)	(55.7)	(1.5)	(2.7)%
(Benefit) provision for income taxes	(5.8)	9.0	14.8	*

Income (Loss) from Continuing Operations	144.7	(99.4)	244.1	*
Discontinued operations, net of income taxes	(316.4)	(152.9)	(163.5)	*

Net Loss	(171.7)	(252.3)	80.6	31.9%
Net loss attributable to the noncontrolling interest	—	(0.8)	(0.8)	*

Net Loss Attributable to Fifth & Pacific Companies, Inc.	$(171.7)	$(251.5)	$79.8	31.7%

*
Not meaningful.

  Net Sales

        Net sales for 2011 were $1.519 billion, a decrease of $104.5 million or 6.4%, as compared to net sales for 2010 of $1.623 billion. Excluding the impact of a $234.0 million decline in net sales related to brands that have been licensed or exited, net sales increased $129.5 million, or 8.0%. The decrease in net sales due to brands that have been licensed or exited related principally to remaining wholesale sales that concluded in the first half of 2010 for the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney in the US and Puerto Rico and the arrangement with QVC. Net sales increased in our KATE SPADE, LUCKY BRAND and our ongoing Adelington Design Group segments, partially offset by a decline in net sales within our JUICY COUTURE segment.

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

  •
  Adelington Design Group net sales were $256.9 million, a decrease of $228.4 million, or 47.1%, compared to 2010, reflecting the following:

  –
  A $234.0 million, or 48.2%, decrease due to brands that have been licensed or exited, related principally to remaining wholesale sales that concluded in the first half of 2010 for the LIZ CLAIBORNE family of brands as we transitioned to the licensing model under the former arrangement with JCPenney in the US and Puerto Rico and the arrangement with QVC; and

  –
  A net $5.6 million, or 1.1%, increase related to sales of our ongoing Adelington Design Group business.

  Gross Profit

        Gross profit in 2011 was $809.4 million (53.3% of net sales), compared to $791.3 million (48.7% of net sales) in 2010. The increase in gross profit is primarily due to increased direct-to-consumer net sales in our KATE SPADE, LUCKY BRAND and JUICY COUTURE segments, partially offset by decreases in net sales in our Adelington Design Group segment and JUICY COUTURE wholesale operations. The gross profit rate improved in our Adelington Design Group segment due to our transition of the LIZ CLAIBORNE family of brands to a licensing model, which remained in effect until the sale of the global trademark rights to the LIZ CLAIBORNE family of brands to JCPenney in November 2011.

  Selling, General & Administrative Expenses

        SG&A increased $54.7 million, or 6.4%, to $904.7 million in 2011 compared to 2010. The change in SG&A reflected the following:

  •
  A $27.3 million increase in expenses associated with our streamlining initiatives and brand-exiting activities, including (i) charges of $42.0 million related to the then-planned closure of our Ohio Facility and (ii) other contractual commitments primarily related our LIZ CLAIBORNE operations, including litigation charges, legal fees and severance;

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

  •
  An increase of $6.1 million in retail impairment charges primarily related to JUICY COUTURE specialty stores; and

  •
  A $19.7 million decrease primarily associated with our Adelington Design Group segment as we transitioned to the licensing model under the former arrangement with JCPenney in the US and Puerto Rico and the arrangement with QVC.

        SG&A as a percentage of net sales was 59.6%, compared to 52.4% in 2010, primarily reflecting increased SG&A in our KATE SPADE, JUICY COUTURE and LUCKY BRAND segments to support direct-to-consumer growth and decreased net sales in our Adelington Design Group segment, which exceeded the proportionate reduction in SG&A.

  Impairment of Intangible Assets

        In 2011, we recorded aggregate non-cash impairment charges of $1.0 million within our Adelington Design Group segment, primarily related to the merchandising rights of our MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

        In 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Adelington Design Group segment, principally related to merchandising rights of our LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

  Operating Loss

        Operating loss for 2011 was $96.3 million ((6.3)% of net sales), compared to an operating loss of $61.3 million ((3.8)% of net sales) in 2010.

  Other Income, Net

        Other income, net amounted to $0.2 million in 2011 and $26.6 million in 2010. Other income, net consisted primarily of (i) foreign currency transaction gains and losses, including the impact of the partial dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on our Euro Notes within earnings; and (ii) equity in the earnings of our equity investees.

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

  Gain on Extinguishment of Debt, Net

        In 2011, we recorded a $5.2 million gain on the extinguishment of debt in connection with the repurchase of 228.5 million euro aggregate principal amount of our Euro Notes and the conversion of $20.8 million of our Convertible Notes into 6.2 million shares of our common stock.

  Interest Expense, Net

        Interest expense, net increased to $57.2 million in 2011 from $55.7 million in 2010, reflecting $17.0 million of interest expense related to the Senior Notes, which were issued in April 2011. The change in interest expense also reflected a $9.8 million reduction in amortization of deferred financing costs, including a $6.9 million write-off of debt issuance costs in 2010 as a result of a reduction in the size of our Amended Facility, and a $6.3 million reduction in interest expense due to the redemption of the Euro Notes discussed above.

  (Benefit) Provision for Income Taxes

        In 2011, we recorded a benefit for income taxes of $(5.8) million, compared to a provision for income taxes of $9.0 million in 2010. The income tax provision primarily represented decreases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and a decrease in the accrual for uncertain tax positions. We did not record income tax benefits for substantially all losses incurred during 2011 and 2010, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

  Income (Loss) from Continuing Operations

        Income (loss) from continuing operations in 2011 was $144.7 million, or 9.5% of net sales, compared to $(99.4) million in 2010, or (6.1)% of net sales. EPS, Basic from continuing operations attributable to Fifth & Pacific Companies, Inc. was $1.53 in 2011 and $(1.05) in 2010. EPS, Diluted from continuing operations attributable to Fifth & Pacific Companies, Inc. was $1.28 in 2011 and $(1.05) in 2010.

  Discontinued Operations, Net of Income Taxes

        Loss from discontinued operations in 2011 was $316.4 million, compared to $152.9 million in 2010, reflecting a loss on disposal of discontinued operations of $222.2 million and a $94.2 million loss from discontinued operations in 2011, as compared to a loss on disposal of discontinued operations of $27.5 million and a $125.4 million loss from discontinued operations in 2010. EPS, Basic from discontinued operations attributable to Fifth & Pacific Companies, Inc. was $(3.34) in 2011 and $(1.62) in 2010. EPS, diluted from discontinued operations attributable to Fifth & Pacific Companies, Inc. was $(2.63) in 2011 and $(1.62) in 2010.

  Net Loss Attributable to Fifth & Pacific Companies, Inc.

        Net loss attributable to Fifth & Pacific Companies, Inc. in 2011 decreased to $171.7 million from $251.5 million in 2010. EPS, Basic was $(1.81) in 2011 and $(2.67) in 2010. EPS, Diluted was $(1.35) in 2011 and $(2.67) in 2010.

  Segment Adjusted EBITDA

        Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Fiscal Years Ended
			Variance
	December 31, 2011 (52 Weeks)	January 1, 2011 (52 Weeks)
In thousands			$	%
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$64,237	$106,869	$(42,632)	(39.9)%
LUCKY BRAND	25,389	13,350	12,039	90.2%
KATE SPADE(a)	57,370	25,419	31,951	125.7%
Adelington Design Group	38,868	39,964	(1,096)	(2.7)%

Total Reportable Segments Adjusted EBITDA	185,864	185,602
Unallocated Corporate Costs	(90,158)	(84,338)
Depreciation and amortization, net(b)	(72,322)	(76,516)
Charges due to streamlining initiatives and brand-exiting activities, impairment of intangible assets and loss on asset disposals and impairments, net(c)	(112,228)	(78,703)
Share-based compensation	(5,756)	(6,342)
Equity income included in Reportable Segments Adjusted EBITDA	(1,652)	(969)

Operating Loss	(96,252)	(61,266)
Other income, net(a)	282	26,689
Gain on sales of trademarks, net	286,979	—
Gain on extinguishment of debt, net	5,157	—
Interest expense, net	(57,188)	(55,741)
(Benefit) provision for income taxes	(5,770)	9,044

Income (loss) from Continuing Operations	$144,748	$(99,362)

(a)
Amounts include equity in the earnings of equity method investees of $1.7 million and $1.0 million in 2011 and 2010, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.

        A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for 2011 and 2010 follows:

  •
  JUICY COUTURE Adjusted EBITDA in 2011 was $64.2 million (12.1% of net sales), compared to Adjusted EBITDA of $106.9 million (18.9% of net sales) in 2010. The period-over-period change reflected (i) an increase in SG&A related to direct-to-consumer expansion, including an increase in professional fees and advertising expenses; and (ii) decreased gross profit, as discussed above.

  •
  LUCKY BRAND Adjusted EBITDA in 2011 was $25.4 million (6.1% of net sales), compared to Adjusted EBITDA of $13.4 million (3.5% of net sales) in 2010. The period-over-period change primarily reflected an increase in gross profit.

  •
  KATE SPADE Adjusted EBITDA in 2011 was $57.4 million (18.3% of net sales), compared to $25.4 million (13.8% of net sales) in 2010. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, professional fees and advertising expenses.

  •
  Adelington Design Group Adjusted EBITDA in 2011 was $38.9 million (15.1% of net sales), in 2011, compared to Adjusted EBITDA of $40.0 million (8.2% of net sales) in 2010. The decrease in Adjusted EBITDA reflected reduced SG&A and gross profit, including a reduction related to the LIZ CLAIBORNE family of brands as we transitioned to a licensing model, which remained in effect until the sale of the global trademark rights to the LIZ CLAIBORNE family of brands to JCPenney in November 2011, as discussed above.

        Unallocated Corporate costs include costs for corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities. Unallocated Corporate costs increased to $90.2 million in 2011 from $84.3 million in 2010 due to increased payroll expenses, occupancy costs and professional fees.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Requirements

        Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, which include continued evolution of our distribution strategy, reconfiguration of corporate support functions, consolidation of office space and reductions in staff; (iv) invest in our information systems; (v) fund operational and contractual obligations, including the refund of a $20.0 million advance from JCPenney in February 2013; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

  Sources and Uses of Cash

        Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

        6.0% Convertible Senior Notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the applicable conversion price). As a result of stock price performance, the Convertible Notes were convertible during the fourth quarter of 2012 and are convertible during the first quarter of 2013. If the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

        During 2012 and early 2013, holders of $60.4 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 17.4 million shares of our common stock, leaving approximately $8.8 million of Convertible Notes outstanding as of the date of this report.

        10.5% Senior Secured Notes. We used the net proceeds of $212.9 million from the April 7, 2011 issuance of 10.5% Senior Secured Notes due April 15, 2019 (the "Original Notes," together with the Additional Notes, the "Senior Notes") primarily to fund a tender offer (the "Tender Offer") to repurchase 128.5 million euro aggregate principal amount of our then-outstanding Euro Notes. The remaining proceeds were used for general corporate purposes. On June 8, 2012, we completed the offering of the Additional Notes. We used a portion of the net proceeds of the offering of the Additional Notes to repay outstanding borrowings under our Amended Facility and to fund the redemption of 52.9 million euro aggregate principal of Euro Notes on July 12, 2012. We used the remaining proceeds to fund a portion of the purchase of a 51.0% interest in KSJ and for general corporate purposes.

        The Senior Notes mature on April 15, 2019 and are guaranteed on a senior secured basis by certain of the Company's current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company's trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Company's Amended Facility.

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

        Pursuant to a registration rights agreement executed as part of the offering of Original Notes, we agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Original Notes) whose issuance is registered with the SEC in exchange for the Original Notes (the "Original Notes Exchange Offer"); and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Original Notes.

        We filed and had declared effective a registration statement on Form S-4 (the "Form S-4 Registration Statement") registering the Original Notes Exchange Offer and on February 13, 2013 commenced the Original Notes Exchange Offer (which is scheduled to expire on March 15, 2013). Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to the Original Notes, we are required to pay additional interest on the Original Notes until the Original Notes Exchange Offer is completed. Additional interest on the Original Notes began accruing on April 10, 2012 at a rate of 0.25% per annum and continued to accrue at that rate through (and including) July 8, 2012. On July 9, 2012, additional interest on the Original Notes began accruing at a rate of 0.50% per annum and continued to accrue at that rate through (and including) October 6, 2012. On October 7, 2012, additional interest on the Original Notes began accruing at a rate of 0.75% per annum and continued to accrue at that rate through (and including) January 4, 2013. On January 5, 2013, the rate of additional interest on the Original Notes increased to the maximum of 1.00% per annum. Accrued additional interest has been paid on the Original Notes through October 15, 2012. Accrued additional interest will next be paid on the Original Notes (or the corresponding Senior Notes issued in the Original Notes Exchange Offer, as the case may be) on April 15, 2013 to holders of record on April 1, 2013.

        Pursuant to a registration rights agreement executed as part of the offering of Additional Notes, the Company agreed, on or before October 15, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Additional Notes) whose issuance is registered with the SEC in exchange for the Additional Notes (the "Additional Notes Exchange Offer"); (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Additional Notes; and (iii) complete the Original Notes Exchange Offer.

        The Form S-4 Registration Statement also covers the Additional Notes Exchange Offer, which commenced on February 13, 2013 and is scheduled to expire on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to Additional Notes, the Company is required to pay additional interest on the Additional Notes until the Original Notes Exchange Offer and the Additional Notes Exchange Offer are completed. Additional interest on the Additional Notes began accruing on October 16, 2012 at a rate of 0.25% per annum and continued to accrue at that rate through (and including) January 13, 2013. On January 14, 2013, additional interest on the Additional Notes began to accrue at a rate of 0.50% per annum. The rate of additional interest will increase by 0.25% per annum for each 90 days elapsed after January 14, 2013 that the Original Notes Exchange Offer and the Additional Notes Exchange Offer are not completed, up to a maximum of 1.00% per annum. Additional interest will be paid to holders of the Additional Notes (or the corresponding Senior Notes issued in the Additional Notes Exchange Offer, as the case may be) on April 15, 2013 to holders of record on April 1, 2013.

        Amended Facility. Under the Amended Facility, availability is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. The Amended Facility will expire in August 2014, provided that in the event that our remaining $8.8 million of Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. If any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes. We are subject to various covenants and other requirements, such as financial requirements, reporting requirements and negative covenants. We are required to maintain minimum aggregate borrowing availability of not less than $45.0 million and must apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under the Amended Facility falls below the greater of $65.0 million and 17.5% of the then-applicable commitments. Our borrowing availability under the Amended Facility is determined primarily by the level of our eligible accounts receivable and inventory balances.

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

        Cash and Debt Balances. We ended 2012 with $59.5 million in cash and cash equivalents and marketable securities, compared to $180.6 million at the end of 2011 and with $406.3 million of debt outstanding, compared to $446.3 million at the end of 2011. The $81.1 million increase in our net debt primarily reflected: (i) the funding of $85.8 million of capital and in-store shop expenditures over the last 12 months; (ii) the use of $41.0 million for the KSJ Buyout; and (iii) the conversion of $49.4 million aggregate principal amount of our Convertible Notes into 14.2 million shares of our common stock. We generated $24.6 million in cash from continuing operations over the past 12 months.

        Accounts Receivable increased $2.0 million, or 1.7%, at year-end 2012 compared to year-end 2011, primarily due to increased wholesale sales in our KATE SPADE and LUCKY BRAND segments and an increase resulting from the KSJ acquisition, partially offset by (i) brands that have been exited in our Adelington Design Group segment and (ii) decreased wholesale sales in our JUICY COUTURE segment.

        Inventories increased $27.2 million, or 14.1% at year-end 2012 compared to year-end 2011, primarily due to an increase in KATE SPADE inventory, to support growth initiatives and the impact of the acquisition of KSJ, partially offset by the impact of brands that have been exited in our Adelington Design Group segment.

        Borrowings under our Amended Facility peaked at $65.5 million during 2012, compared to a peak of $234.8 million in 2011. There were no outstanding borrowings under this facility at December 29, 2012 and December 31, 2011.

        Net cash provided by operating activities of our continuing operations was $24.6 million in 2012, compared to $119.2 million in 2011. This $94.6 million period-over-period change was primarily due to a $160.6 million decrease related to working capital items, partially offset by improved earnings in 2012 compared to 2011 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $13.2 million and $136.2 million of cash in the fiscal years ended December 29, 2012 and December 31, 2011, respectively.

        Net cash (used in) provided by investing activities of our continuing operations was $(131.1) million in 2012, compared to $230.5 million in 2011. Net cash used in investing activities in 2012 primarily reflected the use of $85.8 million for capital and in-store shop expenditures, $41.0 million for the KSJ Buyout, and $5.0 million for investments in and advances to KS China Co., Limited ("KSC"), our equity investee. Net cash provided by investing activities in 2011 primarily reflected the receipt of net proceeds of $309.7 million in connection with the sales of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand; (ii) the DANA BUCHMAN trademark; and (iii) the trademarks for our former Curve fragrance brands and selected other smaller fragrance brands. The proceeds we received from dispositions in 2011 were partially offset by the use of $77.1 million for capital and in-store shop expenditures, inclusive of $23.0 million for the purchase of the Ohio distribution center and $2.5 million for investments in and advances to KSC. The investing activities of our discontinued operations provided $77.4 million of cash and 2011.

        Net cash provided by (used in) financing activities of our continuing operations was $1.1 million in 2012, compared to $(125.4) million in 2011. The $126.5 million period-over-period change primarily reflected a net increase of $95.6 million from issuances and repayments of long term debt, a $20.4 million decrease in net cash used in borrowing activities under our Amended Facility, a $5.9 million increase in proceeds received from the exercise of stock options and a decrease of $4.0 million related to payments of deferred financing fees. The financing activities of our discontinued operations used $2.7 million of cash in 2011.

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

        In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 130 such leases. As of December 29, 2012, the future aggregate payments under these leases amounted to $190.0 million and extended to various dates through 2025.

        In the second quarter of 2011, we initiated actions to close the Ohio Facility, which was expected to result in the termination of all or a significant portion of our union employees (see Note 13 of Notes to Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the "Fund"), which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of December 29, 2012, the accrued withdrawal liability was $14.3 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheet.

        In June 2011, we established KSC, a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KSC for an initial 10 year period and commenced operations in the fourth quarter of 2011. We account for our 40.0% interest in KSC under the equity method of accounting. We made capital contributions to KSC of $5.0 million and $2.5 million in 2012 and 2011, respectively and are required to make capital contributions to KSC of $5.5 million in 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe Kate Spade HK Limited ("Globalluxe").

        Additionally, we agreed that we or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe's earnings, subject to a cap of $30.0 million.

        On June 27, 2012, we received notification of Gores' calculation of the working capital adjustments related to the MEXX Transaction, pursuant to the terms of the agreement. We have disputed such calculation and have notified Gores that the adjustment should result instead in a payment to us. We do not expect that any amount that may be payable to Gores related to such adjustments will have a material adverse impact on our financial position, results of operations, liquidity or cash flows.

        On January 25, 2013, Gores Malibu Holdings (Luxembourg) S.a.r.l. filed a complaint in the United States District Court for the Southern District of New York against Fifth and Pacific Companies, Inc. and Fifth & Pacific Companies Foreign Holdings, Inc. (amended on February 5, 2013). The complaint claims $15.0 million in damages for alleged breaches of the Merger Agreement related to the sale of the global MEXX business, including breaches of tax and tax-related covenants, breaches of interim operating covenants and breaches of reimbursement obligations related to employee bonuses. In addition, as previously disclosed, we and Gores Malibu are currently in dispute resolution proceedings with respect to working capital adjustments that are required to be made under the Merger Agreement. We cannot currently predict the outcomes of these proceedings although we do not believe any such amount will be material to our financial position or results of operations.

        We will continue to closely manage spending, with a slight increase in projected 2013 capital expenditures to approximately $105.0-$115.0 million, compared to $85.8 million in 2012. These expenditures primarily relate to our plan to open 80-85 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and our amended and restated revolving credit facility.

        The following table summarizes as of December 29, 2012 our contractual cash obligations by future period (see Notes 1, 9 and 10 of Notes to Consolidated Financial Statements):

	Payments Due by Period
Contractual cash obligations *	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
(In millions)
Operating lease commitments	$104.2	$200.6	$159.5	$201.4	$665.7
Capital lease obligations	4.5	—	—	—	4.5
Inventory purchase commitments	205.1	—	—	—	205.1
6.0% Convertible Senior Notes(a)	19.9	—	—	—	19.9
Interest on 6.0% Convertible Senior Notes(b)	1.2	0.6	—	—	1.8
10.5% Senior Secured Notes	—	—	—	372.0	372.0
Interest on 10.5% Senior Secured Notes(b)(c)	39.4	78.8	78.8	52.2	249.2
Pension withdrawal liability(d)	4.9	9.8	2.2	—	16.9
Refund to JCPenney	20.0	—	—	—	20.0
Investments in equity investee(e)	5.5	—	—	—	5.5

Total	$404.7	$289.8	$240.5	$625.6	$1,560.6

*
The table above does not include our secondary liability for assigned leases and amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)
Includes $11.2 million aggregate principal amount of 6.0% Convertible Senior Notes that were converted in January 2013.

(b)
Interest is fixed per annum.

(c)
Does not include estimated additional interest of $1.3 million.

(d)
Includes interest of $1.7 million.

(e)
We agreed that the Company or one of our affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe's earnings, subject to a cap of $30.0 million. That amount is not included as it is not determinable.

        Debt consisted of the following:

In thousands	December 29, 2012	December 31, 2011
5.0% Euro Notes(a)	$—	$157,139
6.0% Convertible Senior Notes(b)	18,287	60,270
10.5% Senior Secured Notes(c)	383,662	220,085
Capital lease obligations	4,345	8,821

Total debt	$406,294	$446,315

(a)
The change in the balance of these euro-denominated notes reflected the redemption or repurchase of the remaining Euro Notes since December 31, 2011.

(b)
The balance at December 29, 2012 and December 31, 2011 represented principal of $19.9 million and $69.2 million, respectively, and an unamortized debt discount of $1.6 million and $8.9 million, respectively.

(c)
The increase in the balance reflected the issuance of $152.0 million aggregate principal amount of Additional Notes at 108.25% of par value on June 8, 2012.

        For information regarding our debt and credit instruments, refer to Note 10 of Notes to Consolidated Financial Statements.

        As discussed in Note 10 of Notes to Consolidated Financial Statements, in May 2010, we completed a second amendment to and restatement of our revolving credit agreement. Availability under the Amended Facility shall be the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of our eligible accounts receivable and inventory. A portion of the funds available under the Amended Facility not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million.

        As of December 29, 2012, availability under our Amended Facility was as follows:

In thousands	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
Amended Facility(a)	$350,000	$251,237	$—	$27,654	$223,583	$178,583

(a)
Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $45.0 million.

  Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements.

  Hedging Activities

        Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases and intercompany loans mainly of our recently acquired KATE SPADE business in Japan.

        We may use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated intercompany loans. In order to mitigate currency exposure related to such loans, we entered into forward contracts to sell 4.0 billion yen for $47.5 million. Transaction gains of $1.0 million related to these derivative instruments were reflected within Other (expense) income, net for the year ended December 29, 2012.

        In prior years, we hedged our net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge was effective, related foreign currency translation gains and losses were recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge were recognized in current operations within Other (expense) income, net.

        In connection with the sale of an 81.25% interest in the global MEXX business on October 31, 2011, we dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company's net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes were recorded in earnings beginning on November 1, 2011 until the Euro Notes were fully retired in the third quarter of 2012.

        We recognized the following foreign currency translation (losses) gains related to the net investment hedge:

	Fiscal Years Ended
In thousands	December 31, 2011	January 1, 2011
Effective portion recognized within Accumulated OCI	$(10,216)	$13,095
Ineffective portion recognized within Other (expense) income, net	4,954	21,555

        Also, as a result of the sale of the interest in the global MEXX business, our net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on our Euro Notes through October 31, 2011 was written off and included within Loss on disposal of discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations (see Note 19 of Notes to Consolidated Financial Statements).

        We occasionally use short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, we entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, we entered into forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other (expense) income, net for the year ended December 31, 2011.

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

  Revenue Recognition

        Revenue is recognized from our wholesale, retail and licensing operations. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. We do not recognize revenue for estimated gift card breakage. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

        As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2012, 2011 or 2010.

        During 2011, we recorded non-cash impairment charges of $1.0 million primarily within our Adelington Design Group segment principally related to merchandising rights of our MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

        During 2010, we recorded non-cash impairment charges of $2.6 million primarily within our Adelington Design Group segment principally related to merchandising rights of our LIZ CLAIBORNE and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

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

ACCOUNTING PRONOUNCEMENTS

        For a discussion of recently adopted and recent accounting pronouncements, see Notes 1 and 21 of Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We finance our capital needs through available cash and cash equivalents and marketable securities, operating cash flows, letters of credit and our Amended Facility. Our floating rate Amended Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

        We do not speculate on the future direction of interest rates. As of December 29, 2012 and December 31, 2011, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility.

        As of December 29, 2012, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Convertible Notes and Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

        As of December 29, 2012, we had forward contracts with net notional amounts of $47.5 million. Unrealized gains for outstanding foreign currency forward contracts were $1.0 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $5.2 million at December 29, 2012. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $4.2 million at December 29, 2012. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2012, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 ("the Exchange Act") is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Management has excluded from its assessment the internal control over financial reporting at KSJ, which was acquired on October 31, 2012 and whose financial statements constitute 4.7% of Total assets and 1.0% of Net sales as of and for the year ended December 29, 2012. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        With respect to our Executive Officers, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

        Information regarding Section 16(a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the "Audit Committee Report"), our code of ethics and background of our Directors appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Additional Information-Company Code of Ethics and Business Practices" and "Election of Directors" in our Proxy Statement for the 2013 Annual Meeting of Shareholders (the "2013 Proxy Statement") is hereby incorporated by reference.

Item 11.    Executive Compensation.

        Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Compensation Discussion and Analysis" and "Executive Compensation" (other than the Board Compensation Committee Report) in the 2013 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

        The following table summarizes information about the stockholder approved Fifth & Pacific Companies, Inc. Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' Plan"); Fifth & Pacific Companies, Inc. 1992 Stock Incentive Plan; Fifth & Pacific Companies, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); Fifth & Pacific Companies, Inc. 2002 Stock Incentive Plan (the "2002 Plan"); Fifth & Pacific Companies, Inc. 2005 Stock Incentive Plan (the "2005 Plan"); and Fifth & Pacific Companies, Inc. 2011 Stock Incentive Plan (the "2011 Plan"), which together comprise all of our existing equity compensation plans, as of December 29, 2012. In January 2006, we adopted the Fifth & Pacific Companies, Inc. Outside Directors' Deferral Plan, which amended and restated the Outside Directors' Plan by eliminating equity grants under the Outside Directors' Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors' Plan was made on January 10, 2006. All subsequent Director stock grants have been made under the remaining shareholder approved plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity Compensation Plans Approved by Stockholders	7,749,009	(a)	$12.21	(b)	259,235	(c)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—

Total	7,749,009	(a)	$12.21	(b)	259,235	(c)

(a)
Includes (i) 835,816 shares of Common Stock issuable under the 2002, 2005 and 2011 Plans pursuant to participants' elections thereunder to defer certain director compensation; and (ii) 1,164,500 performance shares granted to a group of key executives, of which the number of shares earned will be determined by the achievement of the performance criteria set forth in the performance share arrangement and range from 0 - 225% of target.

(b)
Performance Shares and shares of Common Stock issuable under the 2000, 2002, 2005 and 2011 Plans pursuant to participants' election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(c)
In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan, the 2005 Plan and the 2011 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded. The 2011 Plan contains an aggregate 1,500,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded. For purposes of computing the number of shares available for grant, awards other than stock options and stock appreciation rights will be counted against the 2011 Plan maximum in a 1.6-to-1.0 ratio.

        Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Certain Relationships and Related Transactions" in the 2013 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

        Information called for by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the 2013 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1
(a)	2. Schedule
	SCHEDULE II — Valuation and Qualifying Accounts	F-67

        NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a)	3. Exhibits

Exhibit No.	Description
2(a)	—	Merger Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Foreign Holdings, Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., EuCo B.V. (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 6, 2011).
2(b)	—	Asset Purchase Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Canada Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., 3256890 Nova Scotia Limited (incorporated herein by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated September 6, 2011).
3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated May 28, 2009).
3(b)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(c)	—	Certificate of Ownership and Merger, amending the Certificate of Incorporation to change the name of the Registrant to Fifth & Pacific Companies, Inc. (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 18, 2012).
3(c)	—	By-Laws of Registrant, as amended through May 27, 2010 (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated June 3, 2010).
4(a)	—	Specimen certificate for Registrant's Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992).
4(b)	—	Registration Rights Agreement, dated as of June 8, 2012, by and among Fifth & Pacific Companies, Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers (incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed on July 26, 2012).
4(c)	—	Registration Rights Agreement, dated as of April 7, 2011, between Registrant and its Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
4(d)	—	Indenture, dated as of April 7, 2011 among Fifth & Pacific Companies, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed on April 28, 2011).
4(d)(i)	—	Form of Exchange Notes (included in Exhibit 4(d)).
4(e)	—	First Supplemental Indenture, dated September 21, 2011, among Fifth & Pacific Companies, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.2 to Registrant's Form S-4 dated January 18, 2013).
4(f)	—	Second Supplemental Indenture, dated October 7, 2011, among Fifth & Pacific Companies, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.3 to Registrant's Form S-4 dated January 18, 2013).

Exhibit No.	Description
4(g)	—	Third Supplemental Indenture, dated December 27, 2012, among Fifth & Pacific Companies, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.4 to Registrant's Form S-4 dated January 18, 2013).
4(h)	—	Pledge and Security Agreement, dated as of April 7, 2011, by and among Fifth & Pacific Companies, Inc., the other Grantors listed on the signature pages thereof and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q filed on April 28, 2011).
4(i)	—	Intercreditor Agreement, dated as of April 7, 2011, by and between JPMorgan Chase Bank, N.A., as U.S. Collateral Agent under the Credit Agreement, and U.S. Bank National Association, as trustee and Collateral Agent under the Indenture, acknowledged by Fifth & Pacific Companies and its domestic subsidiaries listed on the signature pages thereof (incorporated herein by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q filed on April 28, 2011).
10(a)*+	—	Description of Fifth & Pacific Companies, Inc. 2012 Employee Incentive Plan.
10(b)+	—	The Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant's 2002 Annual Report).
10(b)(i)+	—	First Amendment to the Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).
10(b)(ii)+	—	Second Amendment to the Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).
10(b)(iii)+	—	Third Amendment to the Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).
10(b)(iv)+	—	Trust Agreement (the "401(k) Trust Agreement") dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).
10(b)(v)+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the "2004 Annual Report").
10(b)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).
10(c)+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan") (incorporated herein by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).
10(c)(i)+	—	Amendment to the Outside Directors' 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).
10(c)(ii)+	—	Form of Option Agreement under the Outside Directors' 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996).
10(c)(iii)+	—	Liz Claiborne, Inc. Outside Directors' Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 [the "2005 Annual Report"]).
10(d)+	—	Liz Claiborne, Inc. 1992 Stock Incentive Plan (the "1992 Plan") (incorporated herein by reference to Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1991).

Exhibit No.	Description
10(e)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan") (incorporated herein by reference to Exhibit 4(e) to Registrant's Form S-8 dated as of January 25, 2001).
10(e)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).
10(e)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (the "2000 Annual Report")).
10(e)(iii)+	—	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(v) to the 2005 Annual Report).
10(e)(iv)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated January 28, 2011).
10(e)(v)	—	Form of Special Retention Award Agreement under the Company's 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated June 17, 2011)
10(f)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan") (incorporated herein by reference to Exhibit 10(y)(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 [the "2nd Quarter 2002 10-Q"]).
10(f)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).
10(f)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).
10(f)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).
10(f)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).
10(f)(v)+	—	Form of Restricted Share Agreement for Registrant's "Growth Shares" program under the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(v) to the 2003 Annual Report).
10(g)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).
10(h)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
10(h)(i)+	—	Liz Claiborne, Inc. 2005 Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 31, 2008).
10(h)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).
10(i)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.1(b) to Registrant's Current Report on Form 8-K dated May 26, 2005).
10(j)+	—	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 12, 2005).

Exhibit No.	Description
10(k)+	—	Form of Restricted Stock Grant Certificate under the 2005 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2005).
10(l)+	—	Form of Option Grant Confirmation under the 2005 Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated December 4, 2008).
10(m)+	—	Liz Claiborne Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 23, 2011).
10(m)(i)	—	Form of Restricted Stock Unit Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.47 to Registrant's Form S-4 dated January 18, 2013).
10(m)(ii)	—	Form of Option Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.46 to Registrant's Form S-4 dated January 18, 2013).
10(m)(iii)*	—	Form of Performance Share Award Notice and Grant under the 2011 Plan.
10(n)+	—	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant's Current Report on Form 8-K dated May 26, 2005).
10(n)(i)+	—	Form of Section 162(m) Long Term Performance Plan Selective Performance Award (incorporated herein by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2005).
10(n)(ii)+	—	2010 Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit D to Definitive Proxy Statement filed April 3, 2010 (the 2010 162(m) Plan).
10(n)(iii)	—	Form of Award for Liz Claiborne, Inc. 2010 Profitability Incentive Awards (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended October 2, 2010).
10(o)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 3, 2012).
10(p)+	—	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated October 18, 2006).
10(p)(i)+	—	Amended and Restated Employment Agreement, by and between Registrant and William L. McComb, dated December 24, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 24, 2008).
10(p)(ii)	—	Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated July 15, 2009).
10(q)+	—	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated October 18, 2006).
10(q)(i)+	—	Amended and Restated Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 2008).
10(q)(ii)	—	Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 15, 2009).

Exhibit No.	Description
10(r)	—	Purchase Agreement, dated June 18, 2009, for Registrant's 6.0% Convertible Senior Notes due June 2014, by and among Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers (incorporated herein by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(r)(i)	—	Purchase Agreement, dated April 1, 2011, for Registrant's 10.50% Senior Secured Notes due 2019, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated to Registrant's issuance and sale of $205.0 million of Notes (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(r)(ii)	—	Purchase Agreement, dated April 5, 2011, for Registrant's 10.50% Senior Secured Notes due 2019, by and among Registrant, the Guarantors and the Initial Purchasers relating to Registrant's issuance and sale of $15.0 million of additional Notes. (incorporated herein by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(r)(iii)	—	Purchase Agreement, dated June 6, 2012, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the several Initial Purchasers (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed for the period ended June 30, 2012).
10(s)		Dealer Management Agreement, dated March 8, 2011, for Registrant's 5.0% Notes due 2013, by and among Registrant, Merrill Lynch International and J.P. Morgan Securities Ltd. relating to Registrant's offer to purchase up to €155.0 million of its outstanding €350.00 million 5.0% Notes for cash (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(t)Δ	—	License Agreement, dated as of October 7, 2009, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 2, 2010).
10(u)	—	Purchase Agreement, dated October 12, 2011, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2012).
10(v)	—	Amended and Restated Credit Agreement, dated January 12, 2009, among the Company, Mexx Europe B.V., and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A. and Suntrust Bank, as Syndication Agents, Wachovia Bank, National Association as Documentation Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 14, 2009).

Exhibit No.	Description
10(v)(i)	—	Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, Mexx Europe B.V., Juicy Couture Europe Limited, and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 6, 2010).
10(v)(ii)	—	The First Amendment and Consent to the Second Amended and Restated Credit Agreement and Second Amendment to the US Pledge and Security Agreement, dated as of March 25, 2011, among Registrant, Liz Claiborne Canada, Inc., Mexx Europe B.V. and Juicy Couture Europe Limited, as Borrowers, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(v)(iii)	—	Third Amendment and Consent, dated as of September 21, 2011, to the Second Amendment and Restated Credit Agreement, among Registrant, Mexx Europe B.V., Liz Claiborne Canada Inc., Juicy Couture Europe Limited, the several lenders thereto, JPMorgan Chase bank N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent. (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2011).
10(v)(iv)	—	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Bank, as Documentation Agents (incorporated herein by reference to Exhibit 10(z)(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10(v)(v)	—	Fifth Amendment and Consent to the Second Amended and Restated Credit Agreement and Second Amendment to the US Pledge and Security Agreement, dated as of June 5, 2012, among Registrant, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Capital Finance, LLC, SunTrust Bank and General Electric Capital Corporation, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended June 30, 2012).

Exhibit No.	Description
12*	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21*	—	List of Registrant's Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99*	—	Undertakings.
101.INS**		XBRL Instance Document.
101.SCH**		XBRL Taxonomy Extension Schema Document.
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**		Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2013.

FIFTH & PACIFIC COMPANIES, INC.		FIFTH & PACIFIC COMPANIES, INC
By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	George M. Carrara,		Michael Rinaldo,
	Chief Financial Officer (principal financial officer)		Vice President — Corporate Controller and Chief Accounting Officer (principal accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 21, 2013.

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

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

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

        Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 29, 2012 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Management has excluded from its assessment the internal control over financial reporting at Kate Spade Japan Co., Ltd., which was acquired on October 31, 2012 and whose financial statements constitute 4.7% of Total assets and 1.0% of Net sales as of and for the year ended December 29, 2012. Based on our evaluation, management determined that the Company's internal control over financial reporting was effective as of December 29, 2012 based on the criteria in Internal Control — Integrated Framework issued by COSO.

        The Company's internal control over financial reporting as of December 29, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

        The management of Fifth & Pacific Companies, Inc. is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based on management's informed judgments and best estimates.

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

February 21, 2013

/s/ William L. McComb	/s/ George M. Carrara
William L. McComb	George M. Carrara
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth & Pacific Companies, Inc.

        We have audited the internal control over financial reporting of Fifth & Pacific Companies, Inc. and subsidiaries (the "Company") as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Kate Spade Japan Co., Ltd ("KSJ"), which was acquired on October 31, 2012 and whose financial statements constitute 5% of total assets and less than 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 29, 2012. Accordingly, our audit did not include the internal control over financial reporting at KSJ.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

New York, New York
February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth & Pacific Companies, Inc.

        We have audited the accompanying consolidated balance sheets of Fifth & Pacific Companies, Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, statements of comprehensive loss, statements of retained earnings, accumulated comprehensive loss and changes in capital accounts, and cash flows for each of the three years in the period ended December 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Fifth & Pacific Companies, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York
February 21, 2013

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 29, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$59,402	$179,936
Accounts receivable — trade, net	121,591	119,551
Inventories, net	220,538	193,343
Deferred income taxes	1,259	165
Other current assets	49,466	58,750

Total current assets	452,256	551,745
Property and Equipment, Net	219,963	238,664
Goodwill	60,223	1,519
Intangibles, Net	131,350	117,354
Deferred Income Taxes	65	—
Other Assets	38,666	40,722

Total Assets	$902,523	$950,004

Liabilities and Stockholders' Deficit
Current Liabilities:
Short-term borrowings	$4,345	$4,476
Convertible Senior Notes	18,287	60,270
Accounts payable	174,705	144,060
Accrued expenses	217,464	217,346
Income taxes payable	932	805
Deferred income taxes	116	16

Total current liabilities	415,849	426,973
Long-Term Debt	383,662	381,569
Other Non-Current Liabilities	208,916	236,696
Deferred Income Taxes	21,026	13,752
Commitments and Contingencies (Note 9)
Stockholders' Deficit:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	147,018	302,330
Retained earnings	1,071,551	1,246,063
Accumulated other comprehensive loss	(10,074)	(5,924)

	1,384,932	1,718,906
Common stock in treasury, at cost — 59,851,190 and 75,592,899 shares	(1,511,862)	(1,827,892)

Total stockholders' deficit	(126,930)	(108,986)

Total Liabilities and Stockholders' Deficit	$902,523	$950,004

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
In thousands, except per common share data
Net Sales	$1,505,094	$1,518,721	$1,623,235
Cost of goods sold	662,119	709,330	831,939

Gross Profit	842,975	809,391	791,296
Selling, general & administrative expenses	877,426	904,619	849,968
Impairment of intangible assets	—	1,024	2,594

Operating Loss	(34,451)	(96,252)	(61,266)
Other (expense) income, net	(168)	282	26,689
Gain on acquisition of subsidiary	40,065	—	—
Gain on sales of trademarks, net	—	286,979	—
(Loss) gain on extinguishment of debt, net	(9,754)	5,157	—
Interest expense, net	(51,684)	(57,188)	(55,741)

(Loss) Income Before Provision (Benefit) for Income Taxes	(55,992)	138,978	(90,318)
Provision (benefit) for income taxes	3,464	(5,770)	9,044

(Loss) Income from Continuing Operations	(59,456)	144,748	(99,362)
Discontinued operations, net of income taxes	(15,049)	(316,435)	(152,947)

Net Loss	(74,505)	(171,687)	(252,309)
Net loss attributable to the noncontrolling interest	—	—	(842)

Net Loss Attributable to Fifth & Pacific Companies, Inc.	$(74,505)	$(171,687)	$(251,467)

Earnings per Share, Basic:
(Loss) Income from Continuing Operations Attributable to Fifth & Pacific Companies, Inc.	$(0.54)	$1.53	$(1.05)

Net Loss Attributable to Fifth & Pacific Companies, Inc.	$(0.68)	$(1.81)	$(2.67)

Earnings per Share, Diluted:
(Loss) Income from Continuing Operations Attributable to Fifth & Pacific Companies, Inc.	$(0.54)	$1.28	$(1.05)

Net Loss Attributable to Fifth & Pacific Companies, Inc.	$(0.68)	$(1.35)	$(2.67)

Weighted Average Shares, Basic	109,292	94,664	94,243
Weighted Average Shares, Diluted	109,292	120,692	94,243

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
In thousands
Net Loss	$(74,505)	$(171,687)	$(252,309)
Other Comprehensive (Loss) Income, Net of Income Taxes:
Translation adjustment, including Euro Notes in 2011 and 2010 and other instruments, net of income taxes of $0, $905 and $8,034, respectively	(3,990)	(4,279)	177
Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	—	62,166	—
Unrealized losses on available-for-sale securities, net of income taxes of $0	(160)	(126)	(55)
Change in fair value of cash flow hedging derivatives, net of income taxes of $0, $(491) and $1,342, respectively	—	2,617	2,947

Comprehensive Loss	(78,655)	(111,309)	(249,240)
Comprehensive loss attributable to the noncontrolling interest	—	—	842

Comprehensive Loss Attributable to Fifth & Pacific Companies, Inc.	$(78,655)	$(111,309)	$(248,398)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, ACCUMULATED COMPREHENSIVE LOSS AND
CHANGES IN CAPITAL ACCOUNTS

	Common Stock					Treasury Shares
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings		Number of Shares	Amount	Noncontrolling Interest	Total
In thousands, except share data
BALANCE, JANUARY 2, 2010	176,437,234	$176,437	$319,326	$1,669,316	$(69,371)	81,488,984	$(1,879,160)	$3,331	$219,879
Net loss	—	—	—	(251,467)	—	—	—	(842)	(252,309)
Other comprehensive income, net of income taxes	—	—	—	—	3,069	—	—	—	3,069
Exercise of stock options	—	—	(18)	—	—	(5,000)	42	—	24
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	6,414	—	—	408,403	(5,434)	—	980
Amortization — share-based compensation	—	—	6,939	—	—	—	—	—	6,939
Dividend equivalent units vested	—	—	(853)	(64)	—	202	654	—	(263)

BALANCE, JANUARY 1, 2011	176,437,234	176,437	331,808	1,417,785	(66,302)	81,892,589	(1,883,898)	2,489	(21,681)
Net loss	—	—	—	(171,687)	—	—	—	—	(171,687)
Other comprehensive income, net of income taxes	—	—	—	—	60,378	—	—	—	60,378
Exercise of stock options	—	—	(211)	—	—	(61,375)	515	—	304
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	185	—	—	(75,120)	(280)	—	(95)
Amortization — share-based compensation	—	—	5,811	—	—	—	—	—	5,811
Dividend equivalent units vested	—	—	(1,240)	(35)	—	26	950	—	(325)
Exchange of Convertible Senior Notes, net	—	—	(36,512)	—	—	(6,163,221)	54,821	—	18,309
Tendered subsidiary shares for noncontrolling interest	—	—	2,489	—	—	—	—	(2,489)	—

BALANCE, DECEMBER 31, 2011	176,437,234	176,437	302,330	1,246,063	(5,924)	75,592,899	(1,827,892)	—	(108,986)
Net loss	—	—	—	(74,505)	—	—	—	—	(74,505)
Other comprehensive loss, net of income taxes	—	—	—	—	(4,150)	—	—	—	(4,150)
Exercise of stock options	—	—	(10,642)	(2,929)	—	(1,340,325)	19,776	—	6,205
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	(3,791)	(195)	—	(204,278)	2,619	—	(1,367)
Amortization — share-based compensation	—	—	7,779	—	—	—	—	—	7,779
Exchanges of Convertible Senior Notes, net	—	—	(148,658)	(96,883)	—	(14,197,106)	293,635	—	48,094

BALANCE, DECEMBER 29, 2012	176,437,234	$176,437	$147,018	$1,071,551	$(10,074)	59,851,190	$(1,511,862)	$—	$(126,930)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
In thousands	December 29, 2012	December 31, 2011	January 1, 2011
Cash Flows from Operating Activities:
Net loss	$(74,505)	$(171,687)	$(252,309)
Adjustments to arrive at (loss) income from continuing operations	15,049	316,435	152,947

(Loss) income from continuing operations	(59,456)	144,748	(99,362)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	74,411	85,969	96,152
Impairment of intangible assets	—	1,024	2,594
Loss on asset disposals and impairments, including streamlining initiatives, net	45,695	34,238	19,617
Deferred income taxes	1,583	(6,171)	1,954
Share-based compensation	7,779	5,756	6,342
Foreign currency losses (gains), net	1,532	3,565	(24,636)
Gain on acquisition of subsidiary	(40,065)	—	—
Gain on sales of trademarks, net	—	(286,979)	—
Loss (gain) on extinguishment of debt, net	9,754	(5,157)	—
Other, net	1,199	(1,563)	(950)
Changes in assets and liabilities:
Decrease in accounts receivable — trade, net	2,857	44,508	18,284
(Increase) decrease in inventories, net	(12,492)	25,538	(11,609)
(Increase) decrease in other current and non-current assets	(1,357)	2,840	(1,318)
Increase in accounts payable	31,306	8,159	33,919
(Decrease) increase in accrued expenses and other non-current liabilities	(38,951)	60,944	(40,043)
Decrease in income taxes receivable	801	1,769	169,771
Net cash used in operating activities of discontinued operations	(13,238)	(136,216)	(20,074)

Net cash provided by (used in) operating activities	11,358	(17,028)	150,641

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	—	—	8,257
Purchases of property and equipment	(82,792)	(73,653)	(56,737)
Net proceeds from dispositions	—	309,717	—
Payments for purchases of businesses	(41,027)	—	(5,000)
Payments for in-store merchandise shops	(3,041)	(3,459)	(2,992)
Investments in and advances to equity investees	(5,000)	(2,506)	(4,033)
Other, net	765	435	(683)
Net cash provided by (used in) investing activities of discontinued operations	—	77,419	(26,111)

Net cash (used in) provided by investing activities	(131,095)	307,953	(87,299)

Cash Flows from Financing Activities:
Short-term borrowings, net	—	—	(1,572)
Proceeds from borrowings under revolving credit agreement	247,097	651,507	506,940
Repayment of borrowings under revolving credit agreement	(247,097)	(671,907)	(525,427)
Proceeds from issuance of Senior Secured Notes	164,540	220,094	—
Repayment of Euro Notes	(158,027)	(309,159)	—
Principal payments under capital lease obligations	(4,476)	(4,216)	(5,642)
Proceeds from exercise of stock options	6,205	304	24
Payment of deferred financing fees	(7,140)	(11,168)	(14,665)
Other, net	—	(805)	—
Net cash used in financing activities of discontinued operations	—	(2,663)	(23,305)

Net cash provided by (used in) financing activities	1,102	(128,013)	(63,647)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,899)	(5,690)	2,647
Net Change in Cash and Cash Equivalents	(120,534)	157,222	2,342
Cash and Cash Equivalents at Beginning of Year	179,936	22,714	20,372

Cash and Cash Equivalents at End of Year	$59,402	$179,936	$22,714

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

        Fifth & Pacific Companies, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") are engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company's segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company's businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The four reportable segments described below represent the Company's brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company's chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considered economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in four reportable segments, as follows:

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN(*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*)
Our agreement to supply DANA BUCHMAN branded jewelry to Kohl's Corporation ("Kohl's) expires on October 11, 2013.

        The operations of the Company's AXCESS brand concluded with Kohl's in Fall 2011 and the operations of its former licensed DKNY® Jeans family of brands concluded in January 2012. Each was included in the results of the Adelington Design Group segment.

        On November 2, 2011, the Company sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to J.C. Penney Corporation, Inc. ("JCPenney") for $267.5 million. The transaction provided for the sale of domestic and international trademark rights for LIZ CLAIBORNE, CLAIBORNE, LIZ, LIZ & CO., CONCEPTS BY CLAIBORNE, LC, ELISABETH, LIZGOLF, LIZSPORT, LIZ CLAIBORNE NEW YORK and LIZWEAR and the sale of the trademark rights in the US and Puerto Rico for MONET. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks are licensed back royalty-free to the Company until July 2020. Further, the Company serves as the exclusive supplier of jewelry to JCPenney for the LIZ CLAIBORNE and MONET brands. In connection with this transaction, the Company entered into an agreement with JCPenney to develop exclusive brands for JCPenney, pursuant to which JCPenney paid the Company a $20.0 million refundable advance. The agreement terminated by its terms on February 1, 2013 and the $20.0 million advance was refunded to JCPenney on February 8, 2013, pursuant to the terms of the agreement.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        On October 31, 2011, the Company completed a transaction (the "MEXX Transaction") with affiliates of The Gores Group, LLC ("Gores"), pursuant to which the Company sold its global MEXX business to a company ("NewCo") in which the Company indirectly held an 18.75% interest and affiliates of Gores held an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo. The operating loss associated with the Company's former International-Based Direct Brands segment included allocated corporate expenses that could not be reported as discontinued operations and therefore were reported in the Company's segment results.

        On October 24, 2011, the Company sold its KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC ("Bluestar"). On October 11, 2011, the Company sold its DANA BUCHMAN trademark to Kohl's. The aggregate cash proceeds of these two transactions were $39.8 million. The Company will serve as the exclusive supplier of jewelry to Kohl's for the DANA BUCHMAN brand through October 11, 2013. The Company also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

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

        The activities of the Company's global MEXX business, its KENSIE, KENSIE GIRL and MAC & JAC brands, its closed LIZ CLAIBORNE outlet stores in the US and Puerto Rico, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. Certain amounts have been reclassified to conform to the current year presentation. The Company continues activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

        Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 3 — Discontinued Operations.

        On October 31, 2012, the Company acquired the 51.0% interest ("KSJ Buyout") held by Sanei International Co., Ltd ("Sanei") in Kate Spade Japan Co., Ltd. ("KSJ"). KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE and JACK SPADE businesses in Japan, and KATE SPADE will continue to operate such businesses in Japan through its Japanese subsidiary. The purchase price for the KSJ Buyout was $41.0 million, net of $0.4 million of cash acquired.

        On June 8, 1999, the Company acquired 85.0% of the equity of Lucky Brand Dungarees, Inc. ("Lucky Brand"), whose core business consists of the Lucky Brand Dungarees line of women and men's denim-based sportswear. The total purchase price consisted of aggregate cash payments of $126.2 million and

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional payments made from 2005 to 2010 totaling $70.0 million for 12.7% of the remaining equity of Lucky Brand. The aggregate purchase price for the remaining 2.3% of the original shares consisted of the following two installments: (i) a payment made in 2008 of $15.7 million that was based on a multiple of Lucky Brand's 2007 earnings and (ii) a 2011 payment based on a multiple of Lucky Brand's 2010 earnings, net of the 2008 payment. Based on Lucky Brand's 2010 earnings, no final payment was required, and LUCKY BRAND became a wholly-owned subsidiary in January 2011.

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

  Revenue Recognition

        The Company recognizes revenue from its wholesale, retail and licensing operations. Revenue within the Company's wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Retail store revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company does not recognize revenue for estimated gift card breakage. Licensing revenues, which amounted to $43.1 million, $80.7 million and $61.2 million during 2012, 2011 and 2010, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current orders in-house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company's historical estimates of these costs and its provisions have not differed materially from actual results.

        In the first quarter of 2009, the Company entered into a ten-year, buying/sourcing agency agreement with Li & Fung Limited ("Li & Fung") (see Note 9 — Commitments and Contingencies). Pursuant to the agreement, the Company received a payment of $75.0 million at closing, which was recorded within Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheets. Under the terms of the buying/sourcing agency agreement, the Company is subject to minimum purchase requirements based on the value of inventory purchased each year under the agreement. The 2009 licensing agreements with JCPenney and QVC, Inc. ("QVC") (see Note 17 — Additional Financial Information) resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing agreement. As a result, the Company refunded $24.3 million of the closing payment received from Li & Fung during the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. The Company will reclassify up to $4.9 million per contract year of the $48.9 million net payment as a reduction of inventory cost as inventory is purchased using the buying/sourcing agent, up to the minimum requirement for the initial term of the agreement and subsequently reflect a reduction of Cost of goods sold as the inventory is sold.

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

        The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. Impairment testing is based on a review of forecasted operating cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statement of Operations.

        Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As a result of the impairment analysis performed in connection with the Company's purchased trademarks with indefinite lives, no impairment charges were recorded during 2012, 2011 or 2010.

        During 2011, the Company recorded non-cash impairment charges of $1.0 million primarily within its Adelington Design Group segment principally related to merchandising rights of its MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

        During 2010, the Company recorded non-cash impairment charges of $2.6 million primarily within its Adelington Design Group segment principally related to merchandising rights of its LIZ CLAIBORNE and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  Property and Equipment, Net

        Property and equipment is stated at cost less accumulated depreciation and amortization. Buildings and building improvements are depreciated using the straight-line method over their estimated useful lives of 20 to 39 years. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful lives of the assets. Improvements are capitalized and depreciated in accordance with the Company's policies; costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is recorded on the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The Company recognizes a liability for the fair value of an asset retirement obligation ("ARO") if the fair value can be reasonably estimated. The Company's ARO's are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore a facility to a condition specified in the lease agreement. Amortization of ARO's is recorded on a straight-line basis over the lease term.

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

        The Company recorded pretax charges of $39.7 million in 2012, $26.5 million in 2011 and $10.5 million in 2010 to reduce the carrying values of certain property and equipment to their estimated fair values (see Note 11 — Fair Value Measurements).

  Goodwill

        Goodwill is not amortized but rather tested for impairment at least annually. The Company's annual impairment test is performed as of the first day of the third fiscal quarter.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A two-step impairment test is performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of revenues and earnings for comparable companies. The Company also uses discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets.

        As a result of the impairment analysis performed in connection with the Company's goodwill, no impairment charges were recorded during 2012 or 2011.

        During 2012, the Company recorded additional goodwill as a result of the KSJ acquisition (see Note 2 — Acquisition).

  Operating Leases

        The Company leases office space, retail stores and distribution facilities. Many of these operating leases provide for tenant improvement allowances, rent increases and/or contingent rent provisions. Rental expense is recognized on a straight-line basis commencing with the possession date of the property, which is the earlier of the lease commencement date or the date when the Company takes possession of the property. Certain store leases include contingent rents that are based on a percentage of retail sales over stated thresholds. Tenant allowances are amortized on a straight-line basis over the life of the lease as a reduction of rent expense and are included in Selling, general & administrative expenses ("SG&A").

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

        From time to time, the Company uses foreign currency forward contracts and options for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could impact the Company's results of operations.

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

        Occasionally, the Company purchases short-term foreign currency contracts to neutralize balance sheet and other expected exposures. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses recognized as a component of SG&A or Other (expense) income, net in current period earnings (see Note 12 — Derivative Instruments).

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

  Advertising, Promotion and Marketing

        All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales. The Company incurred expenses of $60.5 million, $49.3 million and $53.4 million for advertising, marketing & promotion for all brands in 2012, 2011 and 2010, respectively.

  Shipping and Handling Costs

        Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2012, 2011 and 2010, shipping and handling costs were $32.4 million, $38.8 million and $46.3 million, respectively.

  Investments in Unconsolidated Subsidiaries

        The Company uses the equity method of accounting for its investments in and its proportionate share in earnings of affiliates that it does not control, but over which it exerts significant influence (see Note 20 — Related Party Transactions). The Company considers whether the fair value of its equity method investments has declined below carrying value whenever adverse events or changes in circumstances indicate the recorded value may not be recoverable.

        The Company uses the cost method of accounting for its investment in an affiliate that it does not control and over which the Company does not exert significant influence (see Note 20 — Related Party Transactions). The Company evaluates such investment for other-than-temporary impairment due to changes in circumstances and if such changes are likely to have a significant adverse effect which may indicate an impairment of the investment. If an impairment indicator is present, the Company estimates the fair value of the cost method investment to determine whether the investment is actually impaired. If the investment is impaired, the Company determines whether the impairment is considered other-than-temporary.

  Cash Dividends and Common Stock Repurchases

        On December 16, 2008, the Board of Directors announced the suspension of the Company's quarterly cash dividend indefinitely.

        The Company's amended and restated revolving credit agreement currently restricts its ability to pay dividends and repurchase stock (see Note 10 — Debt and Lines of Credit).

  Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31. The 2012, 2011 and 2010 fiscal years, which ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively, reflected 52-week periods.

  Subsequent Events

        The Company's policy is to evaluate all events or transactions that occur from the balance sheet date through the date of the issuance of its financial statements. The Company has evaluated events or transactions that occurred from the balance sheet date through the date the Company issued these financial statements (see Note 25 — Subsequent Events).

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company's financial position, results of operations or cash flows, but required additional disclosure (see Note 11 — Fair Value Measurements).

NOTE 2:  ACQUISITION

        On October 31, 2012, a subsidiary of the Company acquired the remaining 51.0% interest in KSJ held by Sanei. KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE businesses in Japan, and the Company will continue to operate such businesses in Japan through its Japanese subsidiary.

        The purchase price for the KSJ, including post-closing adjustments was 3.308 billion yen or $41.4 million.

        As of December 29, 2012, KSJ distributes its products mainly through 54 points of sale, including owned retail stores, concessions and e-commerce. These direct-to-consumer channels made up over 90% of KSJ's total net sales for the twelve months ending August 31, 2012. The Company intends to realize synergies from the KSJ Buyout by leveraging its global retail expertise with KSJ's continued growth and its strategic marketing and sales positions in the rest of Asia.

        Prior to obtaining control on October 31, 2012, the Company accounted for the investment in KSJ under the equity method. Upon obtaining control, the transaction was accounted for as an "acquisition achieved in stages," in accordance with US GAAP. Accordingly, the Company re-measured the previously held equity interest in KSJ and adjusted it to fair value utilizing an income approach based on expected future after tax cash flows of KSJ discounted to reflect risk associated with those cash flows and a market approach based on earnings and revenue multiples that other purchasers in the market would have paid for that business. The fair value of the Company's equity interest at the acquisition date was $47.2 million. The difference between the fair value of the Company's ownership in KSJ and the Company's carrying value of its investment of $7.1 million resulted in the recognition of a gain of $40.1 million. The gain was included on the accompanying Consolidated Statement of Operations as Gain on acquisition of subsidiary for the year ended December 29, 2012. The results of operations for KSJ have been included in the Company's consolidated results since October 31, 2012. KSJ generated $16.0 million of sales and $0.7 million of net income since the acquisition date. Transaction costs related to the acquisition were not significant.

        The allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Accordingly, the Company recorded $63.4 million of goodwill, which is reflected in the KATE SPADE reporting segment. None of the recorded goodwill is deductible for income tax purposes.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the acquisition date:

In thousands
Assets acquired:
Current assets	$23,721
Property and equipment, net	5,608
Goodwill and intangibles, net	79,374
Other assets	6,776

Total assets acquired	$115,479

Liabilities assumed:
Current liabilities	$8,834
Non-current liabilities	17,629

Total liabilities assumed	$26,463

        The following table presents details of the acquired intangible assets:

In thousands	Useful Life	Estimated Fair Value
Reacquired distribution rights	3 years	$14,900
Retail customer list	3 years	1,100

        The following unaudited pro forma financial information for the years ended December 29, 2012 and December 31, 2011 reflects the results of continuing operations of the Company as if the KSJ Buyout had been completed on January 1, 2012 and January 2, 2011, respectively. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

	Fiscal Years Ended
In thousands, except per share amounts	December 29, 2012	December 31, 2011
Net sales	$1,577,463	$1,596,578
Gross profit	891,233	862,285
Operating loss	(30,616)	(87,707)
(Loss) income before provision (benefit) for income taxes	(52,595)	147,369
(Loss) income from continuing operations	(57,605)	149,419
Diluted (loss) income per share from continuing operations attributable to Fifth & Pacific Companies, Inc.(a)	(0.53)	1.24

(a)
Convertible Notes interest expense of $9.2 million was excluded from the computation of 2011 diluted income per share.

        The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what the Company's financial position or results of operations actually would have been if the Company completed the acquisition at the dates indicated, nor does it purport to project the Company's future financial position or operating results.

NOTE 3:  DISCONTINUED OPERATIONS

        The Company has completed various disposal transactions including: (i) the closure of the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico in January 2011; (ii) the closure of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (iii) the closure of its MONET

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concessions in Europe in December 2011; (iv) the sale of an 81.25% interest in the global MEXX business in October 2011; and (v) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

        The Company recorded pretax charges of $11.9 million, $236.1 million and $30.9 million ($11.9 million, $222.2 million and $27.5 million, after tax) in 2012, 2011 and 2010, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

        Summarized results of discontinued operations are as follows:

	Fiscal Years Ended
In thousands	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	$1,621	$692,258	$952,415

Loss before (benefit) provision for income taxes	$(4,971)	$(90,772)	$(127,245)
(Benefit) provision for income taxes	(1,852)	3,417	(1,786)

Loss from discontinued operations, net of income taxes	$(3,119)	$(94,189)	$(125,459)

Loss on disposal of discontinued operations, net of income taxes	$(11,930)	$(222,246)	$(27,488)

        For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company recorded charges of $5.2 million, $40.7 million and $31.1 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

NOTE 4:  INVENTORIES, NET

        Inventories, net consisted of the following:

In thousands	December 29, 2012	December 31, 2011
Raw materials and work in process	$299	$230
Finished goods	220,239	193,113

Total	$220,538	$193,343

NOTE 5:  PROPERTY AND EQUIPMENT, NET

        Property and equipment, net consisted of the following:

In thousands	December 29, 2012	December 31, 2011
Land and buildings(a)	$45,988	$72,009
Machinery and equipment	233,742	233,540
Furniture and fixtures	131,181	127,913
Leasehold improvements	258,527	249,734

	669,438	683,196
Less: Accumulated depreciation and amortization	449,475	444,532

Total property and equipment, net	$219,963	$238,664

(a)
The decrease in the balance compared to December 31, 2011 primarily reflected aggregate non-cash impairment charges of $26.3 million related to the Company's Ohio distribution center and New Jersey corporate office.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Depreciation and amortization expense on property and equipment for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, was $58.7 million, $66.0 million and $65.6 million, respectively, which included depreciation for property and equipment under capital leases of $2.9 million, $3.8 million and $4.8 million, respectively. Machinery and equipment under capital leases was $22.6 million as of December 29, 2012 and December 31, 2011.

NOTE 6:  GOODWILL AND INTANGIBLES, NET

        The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	December 29, 2012	December 31, 2011
Amortized intangible assets:
Gross carrying amount:
Owned trademarks	3 years	$1,479	$1,479
Customer relationships	12 years	7,457	9,478
Merchandising rights	4 years	19,174	17,742
Reacquired rights(a)	3 years	13,797	—
Other	4 years	2,322	2,322

Subtotal	5 years	44,229	31,021

Accumulated amortization:
Owned trademarks		(1,356)	(1,112)
Customer relationships		(3,138)	(5,426)
Merchandising rights		(13,131)	(12,837)
Reacquired rights		(812)	—
Other		(1,942)	(1,792)

Subtotal		(20,379)	(21,167)

Net:
Owned trademarks		123	367
Customer relationships		4,319	4,052
Merchandising rights		6,043	4,905
Reacquired rights		12,985	—
Other		380	530

Total amortized intangible assets, net		23,850	9,854

Unamortized intangible assets:
Owned trademarks		107,500	107,500

Total intangible assets		$131,350	$117,354

Goodwill(a)		$60,223	$1,519

(a)
The increase in the balance compared to December 31, 2011 reflected the KSJ Buyout (see Note 2 — Acquisition).

        Amortization expense of intangible assets was $4.1 million, $4.4 million and $5.6 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The estimated amortization expense of intangible assets for the next five years is as follows:

Fiscal Year	Amortization Expense (In millions)
2013	$8.0
2014	7.4
2015	5.7
2016	1.0
2017	0.5

        The changes in carrying amount of goodwill for the years ended December 29, 2012 and December 31, 2011 were as follows:

In thousands	Adelington Design Group	KATE SPADE	Total
Balance as of January 1, 2011	$1,408	$—	$1,408
Additional purchase price — Mac & Jac	179	—	179
Translation adjustment	(68)	—	(68)

Balance as of December 31, 2011	1,519	—	1,519
KSJ Buyout	—	63,371	63,371
Translation adjustment	35	(4,702)	(4,667)

Balance as of December 29, 2012	$1,554	$58,669	$60,223

        In the second quarter of 2011, the Company paid $1.6 million of additional purchase price related to its contingent earn-out obligation to the former owners of MAC & JAC.

NOTE 7:  ACCRUED EXPENSES

        Accrued expenses consisted of the following:

In thousands	December 29, 2012	December 31, 2011
Lease obligations	$38,984	$35,065
Payroll, bonuses and other employment related obligations	31,481	28,221
Streamlining initiatives	20,050	43,087
Refund to JCPenney	20,000	—
Taxes, other than taxes on income	19,313	19,753
Advertising	10,971	7,731
Interest	10,242	9,238
Deferred income(a)	9,970	10,949
Employee benefits	9,617	11,314
Insurance related	9,565	10,011
Other	37,271	41,977

Total	$217,464	$217,346

(a)
The long-term portion of deferred income of $74.5 million at December 31, 2011 is included within Other non-current liabilities on the accompanying Consolidated Balance Sheets.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8:  INCOME TAXES

        (Loss) income before provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
In thousands	December 29, 2012	December 31, 2011	January 1, 2011
United States	$(50,907)	$139,319	$(82,993)
International	(5,085)	(341)	(7,325)

Total	$(55,992)	$138,978	$(90,318)

        The provision (benefit) for income taxes was as follows:

	Fiscal Years Ended
In thousands	December 29, 2012	December 31, 2011	January 1, 2011
Current:
Federal	$3,462	$1,981	$4,687
Foreign	1,255	1,497	873
State and local	(2,836)	(3,077)	(346)

Total Current	1,881	401	5,214
Deferred:
Federal	2,375	(4,107)	2,881
Foreign	(691)	(1,634)	172
State and local	(101)	(430)	777

Total Deferred	1,583	(6,171)	3,830

	$3,464	$(5,770)	$9,044

        Fifth & Pacific Companies, Inc. and its US subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

        The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Federal tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.2	(2.4)	(0.5)
Impairments of intangible and other assets	—	(42.2)	—
Sales of interest in subsidiaries and other assets	—	(49.9)	—
Increase in valuation allowance	(52.3)	52.1	(39.7)
Tax on unrecognized tax benefits	(5.9)	1.4	(2.2)
Rate differential on foreign income	(5.3)	1.0	(4.0)
Gain on acquisition of subsidiary	25.0	—	—
Conversion of debt to equity	(2.9)	—	—
Indefinite-lived intangibles	(4.2)	—	(3.9)
Other, net	(0.8)	0.8	5.3

	(6.2)%	(4.2)%	(10.0)%

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The components of net deferred taxes arising from temporary differences were as follows:

In thousands	December 29, 2012	December 31, 2011
Deferred tax assets:
Inventory valuation	$3,920	$4,313
Streamlining initiatives	14,189	15,961
Deferred compensation	11,183	2,274
Nondeductible accruals	72,908	73,155
Share-based compensation	7,235	15,603
Net operating loss carryforward	266,774	222,239
Tax credit carryforward	53,507	27,940
Goodwill	46,935	54,519
Consolidated partnerships	—	5,250
Noncontrolling interest	73,659	73,863
Other	24,695	22,459

Total deferred tax assets	575,005	517,576

Deferred tax liabilities:
Unrealized gains	(1,667)	(297)
Trademarks and other intangibles	(24,141)	(15,394)
Property and equipment	(21,778)	(20,743)
Other	(1,672)	—

Total deferred tax liabilities	(49,258)	(36,434)

Less: Valuation allowance	(545,565)	(494,745)

Net deferred tax liability	$(19,818)	$(13,603)

        As of December 29, 2012, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $554.8 million (federal tax effected amount of $194.2) and $53.5 million, respectively, for federal income tax purposes that may be used to reduce future federal taxable income. The net operating loss and foreign tax credit carryforwards for federal income tax purposes will begin to expire in 2029 and 2016, respectively.

        As of December 29, 2012, the Company and certain of its domestic subsidiaries recorded a $60.9 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2013.

        As of December 29, 2012, certain of the Company's foreign subsidiaries recorded a $11.7 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that may be used to reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2015.

        As of December 29, 2012, the Company had total deferred tax assets related to net operating loss carryforwards of $266.8 million, of which $194.2 million, $60.9 million and $11.7 million were attributable to federal, domestic state and local, and foreign subsidiaries, respectively.

        As of December 29, 2012, the Company and its subsidiaries recorded valuation allowances in the amount of $545.6 million against its net operating loss and other deferred tax assets due to of its history of pretax losses and inability to carry back tax losses or credits for refunds. This represents a total increase in the valuation allowance of $50.8 million compared to the balance at December 31, 2011.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company has not provided for deferred taxes on the outside basis difference in its investments in foreign subsidiaries that are essentially permanent in duration. As of December 29, 2012, there were no unremitted earnings. It is not practicable to determine the amount of income taxes that would be payable in the event such outside basis differences reverse or unremitted earnings are repatriated.

        Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
In thousands
Balance as of beginning of period	$103,982	$107,932	$83,574
Increases from prior period positions	535	565	22,835
Decreases from prior period positions	(630)	(5,458)	(979)
Increases from current period positions	37	973	3,212
Decreases relating to settlements with taxing authorities	(17,765)	—	(30)
Reduction due to the lapse of the applicable statute of limitations	(160)	(30)	(680)

Balance as of end of period(a)	$85,999	$103,982	$107,932

(a)
As of December 29, 2012 and December 31, 2011, liabilities associated with the amounts are included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheets.

        The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended December 29, 2012, the Company increased its accruals for interest and penalties by $3.3 million and $0.2 million, respectively. For the year ended December 31, 2011, the Company increased its accrual for interest by $1.2 million and decreased its accrual for penalties $0.1 million. For the year ended January 1, 2011, the Company increased its accruals for interest and penalties by $2.3 million and $1.5 million, respectively. At December 29, 2012 and December 31, 2011, the accrual for interest and penalties was $9.9 million and $6.6 million and $2.6 million and $2.4 million, respectively.

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $86.0 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between $1.5 million and $3.2 million within the next 12 months due to either settlement or the expiration of the statute of limitations.

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

        The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom, Canada and Brazil. The Company is no longer subject to US Federal examination by the Internal Revenue Service ("IRS") for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2007. As a result of a US Federal tax law change extending the carryback period from two to five years and the Company's carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9:  COMMITMENTS AND CONTINGENCIES

  Leases

        The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various non-cancelable operating lease agreements, which extend through 2024. Rental expense for 2012, 2011 and 2010 was $132.2 million, $128.2 million and $127.4 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.

        At December 29, 2012, minimum aggregate rental commitments under non-cancelable operating and capital leases were as follows:

Fiscal Year	2013	2014	2015	2016	2017	Thereafter	Total
In millions
Operating leases	$104.2	$103.1	$97.5	$86.0	$73.5	$201.4	$665.7
Capital leases	4.5	—	—	—	—	—	4.5

        Certain rental commitments have renewal options extending through the fiscal year 2024. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $17.3 million.

        In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores (see Note 3 — Discontinued Operations), an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 130 such leases. As of December 29, 2012, the future aggregate payments under these leases amounted to $190.0 million and extended to various dates through 2025.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Other

        No single customer accounted for 10.0% of net sales in 2012. As of December 29, 2012, Nordstrom's Inc., and The TJX Companies Inc., each accounted for greater than 10.0% of total accounts receivable, with a combined total of 29.7%.

        In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which was expected to result in the termination of all or a significant portion of its union employees (see Note 13 — Streamlining Initiatives and Note 25 — Subsequent Events). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the "Fund"), which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to its estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and the Company previously estimated that it would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments commencing in 2012. In February 2012, the Company was notified by the Fund that the Fund calculated the total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of December 29, 2012, the accrued withdrawal liability was $14.3 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheet.

        In June 2011, the Company entered into an agreement with Globalluxe Kate Spade HK Limited ("Globalluxe") to, among other things, reacquire the existing KATE SPADE businesses in Southeast Asia from Globalluxe (see Note 20 — Related Party Transactions).

        On June 27, 2012, the Company received notification of Gores' calculation of the working capital adjustments related to the MEXX Transaction, pursuant to the terms of the agreement. The Company has disputed such calculation and has notified Gores that the adjustment should result instead in a payment to the Company. The Company does not expect that any amount that may be payable to Gores related to such adjustments will have a material adverse effect on its financial position, results of operations, liquidity or cash flows.

        At December 29, 2012, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling $205.1 million.

        The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows (see Note 22 — Legal Proceedings).

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10:  DEBT AND LINES OF CREDIT

        Long-term debt consisted of the following:

	December 29, 2012	December 31, 2011
In thousands
5.0% Euro Notes, due July 2013(a)	$—	$157,139
6.0% Convertible Senior Notes, due June 2014(b)	18,287	60,270
10.5% Senior Secured Notes, due April 2019(c)	383,662	220,085
Capital lease obligations	4,345	8,821

Total debt	406,294	446,315
Less: Short-term borrowings(d)	4,345	4,476
Convertible Notes(e)	18,287	60,270

Long-term debt	$383,662	$381,569

(a)
The change in the balance of these euro-denominated notes reflected the repurchase of the remaining Euro Notes since December 31, 2011.

(b)
The balance at December 29, 2012 and December 31, 2011 represented principal of $19.9 million and $69.2 million, respectively, and an unamortized debt discount of $1.6 million and $8.9 million, respectively.

(c)
The increase in the balance reflected the issuance of $152.0 million aggregate principal amount of Senior Secured Notes (the "Additional Notes") at 108.25% of par value on June 8, 2012.

(d)
At December 29, 2012 and December 31, 2011, the balance consisted of obligations under capital leases.

(e)
The Convertible Notes were reflected as a current liability since they were convertible at December 29, 2012 and December 31, 2011.

  Euro Notes

        On July 6, 2006, the Company completed the issuance of the 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) Euro Notes. Prior to the sale of an 81.25% interest in the global MEXX business in October 2011 (See Note 1 — Basis of Presentation and Significant Accounting Policies), a portion of the Euro Notes was designated as a hedge of the Company's net investment in certain of the Company's euro-denominated functional currency subsidiaries (see Note 12 — Derivative Instruments).

        On April 8, 2011, the Company completed a tender offer (the "Tender Offer"), whereby it repurchased 128.5 million euro aggregate principal amount of the Euro Notes for total early tender and consent consideration of 123.1 million euro, plus accrued interest. The Company recognized a $6.5 million pretax gain on the extinguishment of debt in the second quarter of 2011. On December 15, 2011, the Company repurchased 100.0 million euro aggregate principal amount of the Euro Notes in a privately-negotiated transaction for total consideration of 100.5 million euro, plus accrued interest and recognized a $0.8 million pretax loss on extinguishment of debt in the fourth quarter of 2011.

        In the first quarter of 2012, in a privately-negotiated transaction, the Company repurchased 40.0 million euro aggregate principal amount of the Euro Notes for total consideration of 40.6 million euro, plus accrued interest. The Company recognized a $0.8 million pretax loss on the extinguishment of debt in the first quarter of 2012.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        On June 6, 2012, in a privately-negotiated transaction, the Company repurchased 28.6 million euro aggregate principal amount of the Euro Notes for total consideration of 29.6 million euro, plus accrued interest. The Company recognized a $1.3 million pretax loss on the extinguishment of debt in the second quarter of 2012.

        On July 12, 2012, the Company completed the optional redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes for 55.4 million euro, plus accrued interest. The redemption was funded by a portion of the net proceeds from the Company's issuance of Additional Notes in June 2012. The Company recognized a $3.0 million pretax loss on the extinguishment of debt in the third quarter of 2012.

  Convertible Notes

        On June 24, 2009, the Company issued $90.0 million Convertible Senior Notes (the "Convertible Notes"). The Convertible Notes bear interest at a rate of 6.0% per year and mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under its amended and restated revolving credit facility (as amended to date, the "Amended Facility").

        The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company's common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. If the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $4.2912 (which is 120% of the applicable conversion price) on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As a result of stock price performance, the Convertible Notes were convertible during the fourth quarter of 2012 and are convertible during the first quarter of 2013.

        The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company's nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount is amortized into interest expense through June 2014 using the effective interest method. The Company's effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $4.7 million, $9.2 million and $8.8 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        On April 3, 2012, holders of $22.6 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 6,493,144 shares of the Company's common stock. The Company paid accrued interest on the holders' Convertible Notes through the settlement date in cash. The Company allocated $21.7 million of the consideration to the liability component and $3.4 million to the equity component. The Company recognized a $2.1 million pretax loss on the extinguishment of debt in the first quarter of 2012.

        On June 25, 2012, a holder of $15.0 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 4,346,376 shares of the Company's common stock. The Company paid accrued interest on the holder's Convertible Notes through the settlement date in cash. The Company allocated $14.7 million of the consideration to the liability component and $1.9 million to the equity component. The Company recognized a $1.4 million pretax loss on the extinguishment of debt in the second quarter of 2012.

        On November 30, 2012, a holder of $8.0 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 2,287,765 shares of the Company's common stock. The Company paid accrued interest on the holder's Convertible Notes through the settlement date in cash. The Company allocated $8.0 million of the consideration to the liability component and $0.6 million to the equity component. The Company recognized a $0.7 million pretax loss on the extinguishment of debt in the fourth quarter of 2012.

        On December 21, 2012, a holder of $3.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 1,069,821 shares of the Company's common stock. The Company paid accrued interest on the holder's Convertible Notes through the settlement date in cash. The Company allocated $3.8 million of the consideration to the liability component and $0.3 million to the equity component. The Company recognized a $0.4 million pretax loss on the extinguishment of debt in the fourth quarter of 2012.

  Senior Notes

        On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes (the "Original Notes," together with the Additional Notes, the "Senior Notes"). The Company used the net proceeds of $212.9 million from such issuance of the Original Notes primarily to fund the Tender Offer. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its Amended Facility and to fund the redemption of 52.9 million euro aggregate principal of Euro Notes on July 12, 2012. The Company used the remaining proceeds to fund a portion of the KSJ Buyout.

        The Senior Notes mature on April 15, 2019 and are guaranteed on a senior secured basis by certain of the Company's current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company's trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Company's Amended Facility.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        Pursuant to a registration rights agreement executed as part of the offering of Original Notes, the Company agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Original Notes) whose issuance is registered with the SEC in exchange for the Original Notes (the "Original Notes Exchange Offer"); and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Original Notes.

        The Company filed and had declared effective a registration statement on Form S-4 (the "Form S-4 Registration Statement") registering the Original Notes Exchange Offer and on February 13, 2013 commenced the Original Notes Exchange Offer (which is scheduled to expire on March 15, 2013). Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to the Original Notes, the Company is required to pay additional interest on the Original Notes until the Original Notes Exchange Offer is completed. Additional interest on the Original Notes began accruing on April 10, 2012 at a rate of 0.25% per annum and continued to accrue at that rate through (and including) July 8, 2012. On July 9, 2012, additional interest on the Original Notes began accruing at a rate of 0.50% per annum and continued to accrue at that rate through (and including) October 6, 2012. On October 7, 2012, additional interest on the Original Notes began accruing at a rate of 0.75% per annum and continued to accrue at that rate through (and including) January 4, 2013. On January 5, 2013, the rate of additional interest on the Original Notes increased to the maximum of 1.00% per annum. Accrued additional interest has been paid on the Original Notes through October 15, 2012. Accrued additional interest will next be paid on the Original Notes (or the corresponding Senior Notes issued in the Original Notes Exchange Offer, as the case may be) on April 15, 2013 to holders of record on April 1, 2013.

        Pursuant to a registration rights agreement executed as part of the offering of Additional Notes, the Company agreed, on or before October 15, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Additional Notes) whose issuance is registered with the SEC in exchange for the Additional Notes (the "Additional Notes Exchange Offer"); (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Additional Notes; and (iii) complete the Original Notes Exchange Offer.

        The Form S-4 Registration Statement also covers the Additional Notes Exchange Offer, which commenced on February 13, 2013 and is scheduled to expire on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to Additional Notes, the Company is required to pay additional interest on the Additional Notes until the Original Notes Exchange Offer and the Additional Notes Exchange Offer are completed. Additional interest on the Additional Notes began accruing on October 16, 2012 at a rate of 0.25% per annum and continued to accrue at that rate through (and including) January 13, 2013. On January 14, 2013, additional interest on the Additional Notes began to accrue at a rate of 0.50% per annum. The rate of additional interest will increase by 0.25% per annum for each

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

90 days elapsed after January 14, 2013 that the Original Notes Exchange Offer and the Additional Notes Exchange Offer are not completed, up to a maximum of 1.00% per annum. Additional interest will be paid to holders of the Additional Notes (or the corresponding Senior Notes issued in the Additional Notes Exchange Offer, as the case may be) on April 15, 2013 to holders of record on April 1, 2013.

  Amended Facility

        In May 2010, the Company completed a second amendment to and restatement of its amended and restated revolving credit facility (as amended to date, the "Amended Facility"), which was subsequently amended in March 2011, September 2011 and November 2011 to permit the various corporate, debt financing, disposal and other transactions that the Company completed. Availability under the Company's Amended Facility is the lesser of $350.0 million or a borrowing base that is computed monthly and comprised primarily of the Company's eligible accounts receivable and inventory. A portion of the funds available under the Amended Facility not in excess of $200.0 million is available for the issuance of letters of credit, whereby standby letters of credit may not exceed $65.0 million. The Amended Facility is secured by a first priority lien on substantially all of the Company's assets and includes a $200.0 million multi-currency revolving credit line and a $150.0 million US Dollar credit line. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

        The Amended Facility restricts the Company's ability to, among other things, incur indebtedness, grant liens, repurchase stock, issue cash dividends, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the Amended Facility (i) requires the Company to maintain minimum aggregate borrowing availability of not less than $45.0 million; (ii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under the Amended Facility falls below the greater of $65.0 million and 17.5% of the then-applicable aggregate commitments; (iii) adjusts certain interest rate spreads based upon availability; (iv) provided for the inclusion of an intangible asset value of $30.0 million in the borrowing base which declined in value over two years; (v) permitted the incurrence of liens and sale of assets in connection with the grant and exercise of the purchase option under the 2009 license agreement with JCPenney; and (vi) permitted the acquisition of certain joint venture interests and the indebtedness and guarantees by certain parties arising in connection with such acquisition, subject to certain capped amounts and meeting certain borrowing availability tests.

        The funds available under the Amended Facility may be used to refinance or repurchase certain existing debt, provide for working capital and for general corporate purposes, and back both trade and standby letters of credit. The Amended Facility contains customary events of default clauses and cross-default provisions with respect to the Company's other outstanding indebtedness, including the Convertible Notes and Senior Notes. The Amended Facility will expire in August 2014, provided that in the event that the remaining Convertible Notes are not refinanced, purchased or defeased prior to March 15, 2014, then the maturity date shall be March 15, 2014. If any such refinancing or extension provides for a maturity date that is earlier than 91 days following August 6, 2014, then the maturity date shall be the date that is 91 days prior to the maturity date of such notes.

        On June 5, 2012, the Company entered into a fifth amendment (the "Fifth Amendment") to the Amended Facility. The Fifth Amendment, among other things, permitted the Company (i) to issue the Additional Notes, (ii) to pay the consideration for the June 6, 2012 Euro Notes repurchase and the July 12, 2012 Euro Notes redemption and (iii) to fund all or a portion of the KSJ Buyout, subject to certain tests and conditions.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company currently believes that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company's lenders at the time of borrowing.

        As of December 29, 2012, availability under the Company's Amended Facility was as follows:

	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
In thousands
Amended Facility(a)	$350,000	$251,237	$—	$27,654	$223,583	$178,583

(a)
Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $45.0 million.

NOTE 11:  FAIR VALUE MEASUREMENTS

        As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company utilizes a three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value.

        The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

Level 2
December 29, 2012
In thousands
Financial Assets:
Derivatives	$1,037
Financial Liabilities:
Derivatives	$—

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

        The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of December 29, 2012				Total Losses — Year Ended December 29, 2012
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$22,710	$—	$—	$22,710	$39,737

        In connection with a change in the pattern of use and likely disposal of the Company's New Jersey corporate office, an impairment analysis was performed on the associated property and equipment. As a result of a decline in the estimated fair value of the Company's Ohio distribution center, as well as a decline in respective future anticipated cash flows of certain retail locations of JUICY COUTURE and LUCKY BRAND and the decisions to exit certain retail locations of JUICY COUTURE and LUCKY

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BRAND, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

        The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of December 31, 2011				Total Losses — Year Ended December 31, 2011
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$21,240	$—	$—	$21,240	$26,480
Intangible assets	—	—	—	—	1,024

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

        During 2011, the Company recorded a pretax charge of $222.2 million in Discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations to reduce the net carrying value primarily of the MEXX, MAC & JAC and Adelington Design Group assets and liabilities to fair value, less costs to dispose.

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

        In the second quarter of 2010, the Company recorded non-cash pretax impairment charges of $2.6 million primarily within the Adelington Design Group segment principally related to merchandising rights of the LIZ CLAIBORNE and former licensed DKNY® Jeans brands.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

        The fair values and carrying values of the Company's debt instruments are detailed as follows:

	December 29, 2012
			December 31, 2011
		Carrying Value
	Fair Value		Fair Value	Carrying Value
In thousands
5.0% Euro Notes, due July 2013(a)	$—	$—	$145,491	$157,139
6.0% Convertible Senior Notes, due June 2014(a)	69,088	18,287	174,397	60,270
10.5% Senior Secured Notes due April 2019(a)	410,828	383,662	234,850	220,085

(a)
Carrying values include unamortized debt discount or premium.

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

NOTE 12:  DERIVATIVE INSTRUMENTS

        In order to reduce exposures related to changes in foreign currency exchange rates, the Company previously utilized foreign currency collars, forward contracts and swap contracts for purposes of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by the Company's European, Asian and Canadian entities and mitigating exposure to intercompany loans.

        The Company may use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated intercompany loans. In order to mitigate currency exposure related to such loans, the Company entered into forward contracts to sell 4.0 billion yen for $47.5 million. Transaction gains of $1.0 million related to these derivative instruments were reflected within Other (expense) income, net for the year ended December 29, 2012.

        The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives not designated as hedging instruments:

	Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
December 29, 2012	Other current assets	$47,486	$1,037	Accrued expenses	$—	$—

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
In thousands
Fiscal year ended December 31, 2011	$(4,482)	Discontinued operations, net of income taxes	$(7,590)	$—
Fiscal year ended January 1, 2011	3,487	Discontinued operations, net of income taxes	(802)	(282)

        The Company hedged its net investment position in certain euro-denominated functional currency subsidiaries by designating a portion of the outstanding Euro Notes as the hedging instrument in a net investment hedge. To the extent the hedge was effective, related foreign currency translation gains and losses were recorded within Other comprehensive loss. Translation gains and losses related to the ineffective portion of the hedge were recognized in current operations within Other (expense) income, net.

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

        The Company recognized the following foreign currency translation (losses) gains related to the net investment hedge:

	Fiscal Years Ended
	December 31, 2011	January 1, 2011
In thousands
Effective portion recognized within Accumulated OCI	$(10,216)	$13,095
Ineffective portion recognized within Other (expense) income, net	4,954	21,555

        Also, as a result of the sale of an 81.25% interest in the global MEXX business, the Company's net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on the Company's Euro Notes through October 31, 2011 was written off and included within Loss on disposal of discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations (see Note 19 — Accumulated Other Comprehensive Loss).

        The Company occasionally uses short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, the Company entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, the Company entered into forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.5 million related to these derivative instruments were reflected within Other (expense) income, net for the year ended December 31, 2011.

NOTE 13:  STREAMLINING INITIATIVES

  2012 Actions

        In the third quarter of 2012, the Company initiated actions to reduce staff at JUICY COUTURE. These actions resulted in charges related to severance and concluded in the fourth quarter of 2012.

  2011 Actions

        In the fourth quarter of 2011, the Company commenced additional streamlining initiatives that impacted all of its reportable segments and included rationalization of office space, which are expected to be completed in the first quarter of 2013 and staff reductions, which were completed by the end of 2012. In connection with this initiative, in the second quarter of 2012, the Company commenced a reduction of the workforce in its corporate centers in New Jersey and New York, which was completed in the fourth quarter of 2012. In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which was expected to be completed in the fourth quarter of 2012 (see Note 25 — Subsequent Events). In the first quarter of 2011, the Company initiated actions to reduce staff at JUICY COUTURE. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges.

        In the fourth quarter of 2011, the company agreed to terminate its agreement with an affiliate of DKI, which ended the exclusive license agreement for the DKNY® Jeans and DKNY® Active brands. These actions included contract terminations and staff reductions and concluded in the first quarter of 2012.

  2010 Actions

        During 2010, the Company continued to consolidate its warehouse operations, which included the closure of its Vernon, California distribution facility in September 2010, the closure of its leased Santa Fe Springs, California distribution facility in January 2010 and the closure of its Rhode Island distribution facility in May 2010.

        In April 2010, the Company completed an agreement with an affiliate of DKI to terminate its former licensed DKNY® Mens Sportswear operations and close, transfer or repurpose its DKNY® Jeans outlet stores (see Note 17 — Additional Financial Information). These actions included contract terminations, staff reductions and consolidation of office space and were substantially completed by the end of 2010.

        In connection with the license agreements with JCPenney and QVC executed in October of 2009, the Company consolidated office space and reduced staff in certain support functions. As a result, the Company incurred charges related to the reduction of leased space, impairments of property and equipment and other assets, severance and other restructuring costs. These actions were completed in the second quarter of 2010.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company expects to pay approximately $12.4 million of accrued streamlining costs during 2013. A summary rollforward and components of the Company's streamlining initiatives were as follows:

	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
In thousands
Balance at January 2, 2010	$21,598	$24,899	$—	$1,235	$47,732
2010 provision	11,943	28,691	13,616	6,722	60,972
2010 asset write-downs	—	—	(13,616)	—	(13,616)
Translation difference	7	(104)	—	22	(75)
2010 spending	(33,287)	(26,558)	—	(6,285)	(66,130)

Balance at January 1, 2011	261	26,928	—	1,694	28,883
2011 provision	19,981	9,110	19,652	41,358	90,101
2011 asset write-downs	—	—	(19,652)	—	(19,652)
Translation difference	(1)	(10)	—	(8)	(19)
2011 spending	(12,825)	(18,184)	—	(12,115)	(43,124)

Balance at December 31, 2011	7,416	17,844	—	30,929	56,189
2012 provision	13,487	2,681	27,882	3,776	47,826
2012 asset write-downs	—	—	(27,882)	—	(27,882)
Translation difference	25	49	—	8	82
2012 spending	(15,460)	(16,326)	—	(18,783)	(50,569)

Balance at December 29, 2012	$5,468	$4,248	$—	$15,930	$25,646

        Expenses associated with the Company's streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
In thousands
JUICY COUTURE	$7,049	$18,005	$11,748
LUCKY BRAND	2,797	10,385	6,461
KATE SPADE	2,519	4,834	1,289
Adelington Design Group	3,112	46,842	28,628
Corporate	32,349	10,035	12,846

Total	$47,826	$90,101	$60,972

NOTE 14:  SHARE-BASED COMPENSATION

        The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share-based compensation plans, which are described herein. The Company recognized share-based compensation expense of $7.8 million, $5.8 million and $6.3 million,

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding amounts related to discontinued operations, for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

        Compensation expense for stock options and restricted stock awards is measured at fair value on the date of grant based on the number of shares granted. The fair value of stock options is estimated based on the Binomial lattice pricing model; the fair value of restricted shares is based on the quoted market price on the date of the grant. Stock option expense is recognized using the straight-line attribution basis over the entire vesting period of the award. Restricted share, restricted share unit and performance share expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Expense is recognized net of estimated forfeitures. In March 2012, the Company's Compensation Committee approved the accelerated vesting of a former executive officer's unvested 2010 and 2011 semiannual option grants, as well as his sign-on restricted stock and special retention stock awards, upon his separation from the Company.

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

        Awards granted under plans no longer in use by the Company, including the 2000 and 1992 Plans, remain in effect in accordance with their terms. The 2002 Plan provided for the issuance of up to 9.0 million shares of common stock with respect to options, stock appreciation rights and other awards. The 2002 Plan expired in 2012. The 2005 Plan provides for the issuance of up to 5.0 million shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 Plan expires in 2015. The 2011 Plan provides for the issuance of up to 3.0 million shares of common stock, of which no more than 1.5 million shares may be awarded pursuant to grants of restricted stock, restricted stock units,

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrestricted stock and performance shares. The 2011 Plan expires in 2021. As of December 29, 2012, 0.3 million shares were available for future grant under the 2002, 2005 and 2011 Plans.

        The Company delivers treasury shares upon the exercise of stock options and vesting of restricted shares. The difference between the cost of the treasury shares and the exercise price of the options has been reflected on a first-in, first-out basis.

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

	Fiscal Years Ended
Valuation Assumptions:	December 29, 2012	December 31, 2011	January 1, 2011
Weighted-average fair value of options granted	$6.04	$2.75	$3.05
Expected volatility	63.3%	73.0%	56.9% to 58.8%
Weighted-average volatility	63.3%	65.7%	58.4%
Expected term (in years)	5.1	5.1	5.0
Dividend yield	—	—	—
Risk-free rate	0.2% to 3.8%	0.1% to 4.1%	0.3% to 5.3%
Expected annual forfeiture	13.5%	12.0%	12.6%

        Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2012, 2011 and 2010. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

        A summary of award activity under the Company's stock option plans as of December 29, 2012 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	7,002,238	$11.22	4.7	$19,206
Granted	610,000	11.48
Exercised	(1,340,325)	4.63		10,001
Cancelled/expired	(424,938)	18.69

Outstanding at December 29, 2012	5,846,975	$12.21	4.0	$27,218

Vested or expected to vest at December 29, 2012	5,557,787	$12.44	3.9	$25,956
Exercisable at December 29, 2012	3,406,975	$15.95	3.0	$14,579

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The total intrinsic value of options exercised was $7.46 for the fiscal year ended December 29, 2012 and was insignificant for the fiscal years ended December 31, 2011 and January 1, 2010.

        As of December 29, 2012, there were approximately 2.4 million nonvested stock options with a weighted average exercise price of $6.99 and there was $5.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans. That expense is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested for the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $4.1 million, $5.9 million and $3.4 million, respectively.

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

        In 2012, the Company granted 535,000 performance share units with a two year performance period and a three year service period, subject to a market condition adjustment, to a group of key executives. The performance criteria include certain earnings metrics for consecutive periods through December 2013 with the number of shares to be earned ranging from 0 to 150% of the target amount. At December 31, 2014, the total units earned, if any, will be adjusted by applying a modifier, ranging from 50%-150%. The amount of such modifier will be determined by comparing the Company's total shareholder return ("TSR") to the relative TSR of the S&P SmallCap 600 companies over the three year period, where the Company's TSR is based on the change in its stock price.

        The fair value for the performance share units granted is calculated using the Monte Carlo simulation model for the TSR modifier market condition. For the year ended December 29, 2012, the following assumptions were used in determining fair value:

Valuation Assumptions:	Fiscal Year Ended December 29, 2012
Weighted-average fair value	$12.18
Historic volatility	76.4%
Expected term (in years)	2.86
Dividend yield	—
Risk-free rate	0.41%
Expected annual forfeiture	13.5%

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of award activity under the Company's restricted stock plans as of December 29, 2012 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 31, 2011(a)	1,570,101	$6.23
Granted(b)	716,100	11.91
Vested	(332,142)	7.01
Cancelled	(275,709)	6.83

Nonvested stock at December 29, 2012(a)(b)	1,678,350	$8.40

Expected to vest as of December 29, 2012	440,916	$6.98

(a)
Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

(b)
Includes performance shares granted to a group of key executives with certain performance conditions, measured through December 2013 and a market and service condition through December 2014.

        The weighted average grant date fair value of restricted shares granted in the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $11.91, $5.29 and $6.44, respectively.

        As of December 29, 2012, there was $1.2 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the years ended December 29, 2012, December 31, 2011 and January 1, 2011 was $2.3 million, $4.8 million and $8.5 million, respectively.

NOTE 15:  PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

        The Company maintains a qualified defined contribution plan for its eligible employees. This plan allows deferred arrangements under section 401(k) of the Internal Revenue Code and provides for employer-matching contributions. The plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2012, 2011 or 2010.

        The Company's aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Operations, was $2.5 million in 2012, $2.1 million in 2011 and was not significant in 2010.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16:  EARNINGS PER COMMON SHARE

        The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	January 1, 2011
In thousands, except per share data
(Loss) income from continuing operations	$(59,456)	$144,748	$(99,362)
Net loss attributable to the noncontrolling interest	—	—	(842)

(Loss) income from continuing operations attributable to Fifth & Pacific Companies, Inc., basic(a)	(59,456)	144,748	(98,520)
Convertible Notes interest expense(b)	—	9,166	—

(Loss) income from continuing operations attributable to Fifth & Pacific Companies, Inc., diluted(a)	$(59,456)	$153,914	$(98,520)

Basic weighted average shares outstanding	109,292	94,664	94,243
Stock options and nonvested shares(c)(d)	—	1,020	—
Convertible Notes(a)(b)	—	25,008	—

Diluted weighted average shares outstanding	109,292	120,692	94,243

(Loss) earnings per share:
Basic
(Loss) income from continuing operations attributable to Fifth & Pacific Companies, Inc.	$(0.54)	$1.53	$(1.05)
Loss from discontinued operations	(0.14)	(3.34)	(1.62)

Net loss attributable to Fifth & Pacific Companies, Inc.	$(0.68)	$(1.81)	$(2.67)

Diluted
(Loss) income from continuing operations attributable to Fifth & Pacific Companies, Inc.	$(0.54)	$1.28	$(1.05)
Loss from discontinued operations	(0.14)	(2.63)	(1.62)

Net loss attributable to Fifth & Pacific Companies, Inc.	$(0.68)	$(1.35)	$(2.67)

(a)
Because the Company incurred a loss from continuing operations for the years ended December 29, 2012 and January 1, 2011, approximately 12.3 million and 10.4 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

(b)
Interest expense of $9.2 million and approximately 25.0 million shares issuable upon conversion of the Convertible Notes were reflected in the computation of dilutive loss per share for the fiscal year ended December 31, 2011.

(c)
Excludes approximately 1.2 million, 0.8 million and 1.0 million nonvested shares for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively, for which the performance criteria have not yet been achieved.

(d)
Because the Company incurred a loss from continuing operations for the years ended December 29, 2012 and January 1, 2011, outstanding stock options and nonvested shares are antidilutive. Accordingly, for the years ended December 29, 2012 and January 1, 2011, approximately 5.8 million and 6.9 million outstanding stock options, respectively, and approximately 0.5 million and 0.7 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17:  ADDITIONAL FINANCIAL INFORMATION

  Licensing-Related Transactions

        During the fourth quarter of 2011, the Company completed various disposal or sale transactions, including: (i) the sale of the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney for $267.5 million and (ii) the sale of the DANA BUCHMAN trademark to Kohl's and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar, for aggregate consideration of $39.8 million.

        In connection with these transactions, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl's with DANA BUCHMAN-branded jewelry through October 11, 2013; and (v) an exclusive license to produce and sell jewelry under the KENSIE brand name.

        On August 11, 2011, the Company amended its long-term license agreement with Elizabeth Arden, Inc. ("Elizabeth Arden"), which included the sale of the trademarks for its former Curve brand and selected other smaller fragrance brands. The amendment also included; (i) a lower effective royalty rate associated with the fragrance brands that remain under license, including the JUICY COUTURE and LUCKY BRAND fragrances; (ii) a reduction in the future minimum guaranteed royalties for the term of the license; and (iii) a pre-payment of certain royalties. The Company received $58.4 million in connection with this transaction and recognized a pretax gain on the sale of the trademarks for its former Curve brand and selected other fragrance brands of $15.6 million for the year ended December 31, 2011.

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

  Other (Expense) Income, Net

        Other (expense) income, net primarily consisted of (i) foreign currency transaction gains (losses) of $1.2 million, $(1.4) million and $25.4 million for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively, including the impact of the dedesignation of the hedge of the Company's investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on the Company's Euro Notes within earnings for the years ended December 31, 2011 and January 1, 2011; and (ii) equity in earnings of investments in equity investees.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Consolidated Statements of Cash Flows Supplementary Disclosures

        During the year ended December 29, 2012, the Company made net income tax payments of $1.1 million. During the years ended December 31, 2011 and January 1, 2011, the Company received net income tax refunds of $1.3 million and $166.2 million, respectively. During the years ended December 29, 2012, December 31, 2011 and January 1, 2011, the Company made interest payments of $38.7 million, $49.3 million and $33.2 million, respectively. As of December 29, 2012, December 31, 2011 and January 1, 2011, the Company accrued capital expenditures totaling $7.7 million, $6.4 million and $7.6 million, respectively.

        Depreciation and amortization expense in 2012, 2011 and 2010 includes $10.3 million, $11.6 million and $21.2 million, respectively, related to amortization of deferred financing costs.

        During 2012, the Company entered into agreements with holders of $49.4 million aggregate principal amount of the Convertible Notes, pursuant to which the holders converted all of such outstanding Convertible Notes into 14,197,106 shares of the Company's common stock.

        During 2011, the Company entered into an agreement with a holder of $20.8 million aggregate principal amount of the Convertible Notes, pursuant to which the holder converted all of such outstanding Convertible Notes into 6,163,221 shares of the Company's common stock.

        During 2011, the Company received net proceeds of $309.7 million in connection with the sales of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand; (ii) the DANA BUCHMAN trademark; and (iii) the sale of the trademarks for the Company's former Curve fragrance brands and selected other smaller fragrance brands, which are reflected as Proceeds from dispositions on the accompanying Consolidated Statement of Cash Flows.

        During 2010, the Company paid $24.3 million to Li & Fung related to a buying/sourcing agreement, which is included within (Decrease) increase in accrued expenses and other non-current liabilities on the accompanying Consolidated Statement of Cash Flows.

        During 2012 and 2010, the Company made business acquisition payments of $41.0 million and $5.0 million related to the KSJ Buyout and the LUCKY BRAND acquisition, respectively.

NOTE 18:  SEGMENT REPORTING

        The Company's segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company's businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The four reportable segments described below represent the Company's brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company's CODM to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company configured its operations into the following four reportable segments, each reflecting the different financial missions, cultural profiles and focal points appropriate for these four reportable segments:

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags), e-commerce and licensing operations of the JUICY COUTURE brand.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  •
  KATE SPADE segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  LUCKY BRAND segment — consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; (iv) the licensed LIZ CLAIBORE NEW YORK brand.

        The Company's Chief Executive Officer has been identified as the CODM. During the fourth quarter of 2012, the Company determined that its measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA is also a key metric utilized in the Company's annual bonus and long-term incentive plans. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives and brand-exiting activities; and (iii) losses on asset disposals and impairments. Unallocated Corporate costs also exclude non-cash share-based compensation expense. In addition, Segment Adjusted EBITDA does not include Corporate expenses associated with the following functions: corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities, which are included in Unallocated Corporate costs. The Company does not allocate amounts reported below Operating loss to its reportable segments, other than equity income (loss) in equity method investees. The Company's definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

	Net Sales	% to Total	Depreciation and Amortization Expense(a)	Adjusted EBITDA	% of Sales	Segment Assets	Expenditures for Long- Lived Assets
Dollars in thousands
Fiscal Year Ended December 29, 2012
Reportable Segments:
JUICY COUTURE	$498,637	33.1%	$23,822	$24,554	4.9%	$187,898	$16,642
LUCKY BRAND	461,691	30.7%	15,810	34,676	7.5%	200,673	21,387
KATE SPADE	461,926	30.7%	14,168	94,994	20.6%	387,640	84,408
Adelington Design Group	82,840	5.5%	958	21,009	25.4%	13,796	392
Corporate	—	—	19,653	(70,744)	—	112,516	4,031

Totals	$1,505,094	100.0%	$74,411				$126,860

Fiscal Year Ended December 31, 2011
Reportable Segments:
JUICY COUTURE	$530,688	35.0%	$26,988	$64,237	12.1%	$201,236	$14,404
LUCKY BRAND	418,213	27.5%	16,783	25,389	6.1%	186,578	12,828
KATE SPADE	312,944	20.6%	10,190	57,370	18.3%	232,828	16,123
Adelington Design Group	256,876	16.9%	3,927	38,868	15.1%	42,862	1,435
Corporate	—	—	28,081	(90,158)	—	286,500	32,322

Totals	$1,518,721	100.0%	$85,969				$77,112

Fiscal Year Ended January 1, 2011
Reportable Segments:
JUICY COUTURE	$566,762	34.9%	$26,210	$106,869	18.9%		$23,793
LUCKY BRAND	386,935	23.8%	17,976	13,350	3.5%		17,676
KATE SPADE	184,263	11.4%	8,014	25,419	13.8%		10,326
Adelington Design Group	485,275	29.9%	5,810	39,964	8.2%		4,066
Corporate	—	—	38,142	(84,338)	—		8,868

Totals	$1,623,235	100.0%	$96,152				$64,729

(a)
For the years ended December 29, 2012, December 31, 2011 and January 1, 2011, $9.7 million, $13.6 million and $19.6 million, respectively, of Corporate depreciation and amortization was recorded within Interest expense, net on the accompanying Consolidated Statements of Operations.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following tables provide a reconciliation to (Loss) income from continuing operations:

	Fiscal Years Ended
In thousands	December 29, 2012	December 31, 2011	January 1, 2011
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$24,554	$64,237	$106,869
LUCKY BRAND	34,676	25,389	13,350
KATE SPADE(a)	94,994	57,370	25,419
Adelington Design Group	21,009	38,868	39,964

Total Reportable Segments Adjusted EBITDA	175,233	185,864	185,602
Unallocated Corporate Costs	(70,744)	(90,158)	(84,338)
Depreciation and amortization, net(b)	(64,681)	(72,322)	(76,516)
Charges due to streamlining initiatives and brand-exiting activities, impairment of intangible assets and loss on asset disposals and impairments, net(c)	(67,725)	(112,228)	(78,703)
Share-based compensation	(7,779)	(5,756)	(6,342)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	1,245	(1,652)	(969)

Operating Loss	(34,451)	(96,252)	(61,266)
Other (expense) income, net(a)	(168)	282	26,689
Gain on acquisition of subsidiary	40,065	—	—
Gain on sales of trademarks, net	—	286,979	—
(Loss) gain on extinguishment of debt, net	(9,754)	5,157	—
Interest expense, net	(51,684)	(57,188)	(55,741)
Provision (benefit) for income taxes	3,464	(5,770)	9,044

(Loss) Income from Continuing Operations	$(59,456)	$144,748	$(99,362)

(a)
Amounts include equity in the (losses) earnings of equity method investees of $(1.2) million, $1.7 million and $1.0 million in 2012, 2011 and 2010, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 — Streamlining Initiatives for a discussion of streamlining charges.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOGRAPHIC DATA

	Net Sales	% to Total	Long-Lived Assets
Dollars in thousands
Fiscal Year Ended December 29, 2012
Domestic	$1,421,769	94.5%	$310,286
International	83,325	5.5%	101,250

Total	$1,505,094	100.0%

Fiscal Year Ended December 31, 2011
Domestic	$1,455,407	95.8%	$336,396
International	63,314	4.2%	21,141

Total	$1,518,721	100.0%

Fiscal Year Ended January 1, 2011
Domestic	$1,562,572	96.3%
International	60,663	3.7%

Total	$1,623,235	100.0%

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE LOSS

        Accumulated other comprehensive loss is comprised of the effects of foreign currency translation, losses on cash flow hedging derivatives (prior to December 31, 2011) and changes in unrealized gains on securities, as detailed below:

In thousands	December 29, 2012	December 31, 2011
Cumulative translation adjustment, net of income taxes of $0	$(10,074)	$(6,084)
Unrealized gains on securities, net of income taxes of $0	—	160

Accumulated other comprehensive loss, net of income taxes	$(10,074)	$(5,924)

        As discussed in Note 12 — Derivative Instruments, prior to the substantial liquidation of certain euro-denominated functional currency subsidiaries, the Company hedged its net investment position in such subsidiaries by designating a portion of the then-outstanding Euro Notes as the hedging instrument in a net investment hedge. As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company sold an 81.25% interest in the global MEXX business on October 31, 2011. That transaction resulted in the liquidation of certain of the Company's former euro-denominated functional currency subsidiaries and other non-US dollar denominated functional currency subsidiaries. As a result, the Company recorded a charge of $62.2 million within Loss on disposal of discontinued operations on the accompanying Consolidated Statement of Operations for the fiscal year ended December 31, 2011, to write off the cumulative translation adjustment related to the liquidated subsidiaries, the Euro Notes and other instruments.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20:  RELATED PARTY TRANSACTIONS

        In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited ("KSC") for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made a $2.5 million capital contribution to KSC in the fourth quarter of 2011 and $5.0 million in 2012. The Company is required to make capital contributions to KSC of $5.5 million in 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe.

        Additionally, the Company agreed that it or one of its affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe's earnings, subject to a cap of $30.0 million.

        On November 20, 2009, the Company and Sanei established a joint venture under the name of KSJ. During the fourth quarter of 2012, the Company acquired the remaining 51.0% interest in KSJ (see Note 2 — Acquisition).

        Subsequent to the MEXX Transaction (see Note 1 — Basis of Presentation and Significant Accounting Policies), the Company retains a noncontrolling ownership interest in NewCo and accounts for such investment at cost. The Company is required to provide certain transition services to NewCo for a period of up to 24 months and recognized $4.6 million and $0.7 million of fees related to such services in 2012 and 2011, respectively. The Company's cost investment was valued at $10.0 million as of December 29, 2012 and December 31, 2011 and was included in Other assets on the accompanying Consolidated Balance Sheets.

        Kenneth P. Kopelman (a Director of the Company) is a partner in the law firm Kramer, Levin, Naftalis & Frankel LLP, which provided legal services to the Company in 2012, 2011 and 2010. The fees for such services were not significant in 2012 or 2011 and amounted to $1.2 million in 2010. The 2012 amount represents less than one percent of such firm's 2012 fee revenue. The foregoing transactions between the Company and this entity were effected on an arm's-length basis, with services provided at fair market value.

        The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.

NOTE 21:  RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2012, new accounting guidance on testing indefinite-lived intangible assets for impairment was issued, which provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The new accounting guidance is effective at the start of the Company's 2013 fiscal year beginning on December 30, 2012 and will not affect the Company's financial position, results of operations or cash flows.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In February 2013, new accounting guidance on comprehensive income was issued, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. The new accounting guidance is effective at the start of the Company's 2013 fiscal year beginning on December 30, 2012 and will not affect the Company's financial position, results of operations or cash flows.

NOTE 22:  LEGAL PROCEEDINGS

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

        On January 25, 2013, Gores Malibu Holdings (Luxembourg) S.a.r.l. filed a complaint in the United States District Court for the Southern District of New York against Fifth and Pacific Companies, Inc. and Fifth & Pacific Companies Foreign Holdings, Inc. (amended on February 5, 2013). The complaint claims $15.0 million in damages for alleged breaches of the Merger Agreement related to the sale of the global MEXX business, including breaches of tax and tax-related covenants, breaches of interim operating covenants and breaches of reimbursement obligations related to employee bonuses. In addition, as previously disclosed, the Company and Gores Malibu are currently in dispute resolution proceedings with respect to working capital adjustments that are required to be made under the Merger Agreement. The Company cannot currently predict the outcomes of these proceedings, although management does not believe any such outcome will be material to its financial position, results of operations, liquidity or cash flows.

Fifth & Pacific Companies, Inc. and Subsidiaries

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

NOTE 23:  UNAUDITED QUARTERLY RESULTS

        Unaudited quarterly financial information for 2012 and 2011 is set forth in the table below.

	March				June				September			December
In thousands, except per share data	2012		2011		2012		2011		2012		2011	2012	2011
Net sales	$317,147		$330,682		$336,858		$360,283		$364,556		$380,693	$486,533	$447,063
Gross profit	179,107		176,395		190,717		185,668		203,117		206,837	270,034	240,491
(Loss) income from continuing operations	(51,730	)(c)	(53,057	)(d)	(49,551	)(e)	(53,824	)(f)	(19,393	)(g)	7,003 (h)	61,218 (i)	244,626 (j)
(Loss) income from discontinued operations, net of income taxes	(8,910)		(43,288)		(2,547)		(36,072)		592		(221,637)	(4,184)	(15,438)

Net (loss) income	$(60,640)		$(96,345)		$(52,098)		$(89,896)		$(18,801)		$(214,634)	$57,034	$229,188

Basic earnings per share:(a)
(Loss) income from continuing operations	$(0.51)		$(0.56)		$(0.46)		$(0.57)		$(0.17)		$0.07	$0.54	$2.57
(Loss) income from discontinued operations	(0.09)		(0.46)		(0.02)		(0.38)		—		(2.34)	(0.04)	(0.17)

Net (loss) income	$(0.60)		$(1.02)		$(0.48)		$(0.95)		$(0.17)		$(2.27)	$0.50	$2.40

Diluted earnings per share:(a)(b)
(Loss) income from continuing operations	$(0.51)		$(0.56)		$(0.46)		$(0.57)		$(0.17)		$0.07	$0.50	$2.04
Loss from discontinued operations	(0.09)		(0.46)		(0.02)		(0.38)		—		(2.34)	(0.03)	(0.13)

Net (loss) income	$(0.60)		$(1.02)		$(0.48)		$(0.95)		$(0.17)		$(2.27)	$0.47	$1.91

(a)
Because the Company incurred a loss from continuing operations in the first three quarters of 2012 and the first two quarters of 2011, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)
Interest expense of $0.8 million and approximately 8.0 million shares issuable upon conversion of the Convertible Notes for the fourth quarter of 2012 and $2.3 million and approximately 24.5 million shares issuable upon conversion of the Convertible Notes for the fourth quarter of 2011 were reflected in the computation of dilutive income (loss) per share. Interest expense of $2.3 million and 25.2 million shares issuable upon conversion of the Convertible Notes in the third quarter of 2011 were considered antidilutive and were excluded from the computation of dilutive income (loss) per share.

(c)
Included pretax expenses related to streamlining initiatives of $10.3 million.

(d)
Included pretax expenses related to streamlining initiatives of $3.7 million.

(e)
Included pretax expenses related to streamlining initiatives of $27.0 million.

(f)
Included pretax expenses related to streamlining initiatives of $34.2 million.

(g)
Included pretax expenses related to streamlining initiatives of $5.8 million.

(h)
Included (i) a pretax gain of $15.6 million on the sale of the former Curve fragrance brand and selected other smaller fragrance brands and (ii) pretax expense related to streamlining initiatives of $11.7 million.

(i)
Included pretax expenses related to streamlining initiatives of $4.7 million.

(j)
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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24:  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        On April 7, 2011 and June 8, 2012, the Company completed its offerings of Senior Notes. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior secured basis by certain of the Company's current and future domestic subsidiaries, each of which is 100% owned by Fifth & Pacific Companies, Inc. (the "Parent Company Issuer"). The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company's trademarks and on a second-priority basis by the other assets of the Company and of the guarantors, which secure the Company's Amended Facility on a first-priority basis.

        The following tables present the Condensed Consolidating Balance Sheets, the Condensed Consolidating Statements of Operations, the Condensed Consolidating Statements of Comprehensive Loss and the Condensed Consolidating Statements of Cash Flows, in each instance for the Parent Company Issuer, its guarantor subsidiaries and its non-guarantor subsidiaries.

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 and Article 10. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Parent Company Issuer, guarantor or non-guarantor subsidiaries operated as independent entities.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 29, 2012
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Assets
Current Assets:
Cash and cash equivalents	$30,840	$4,827	$26,074	$(2,339)	$59,402
Accounts receivable — trade, net	3,155	110,584	13,605	(5,753)	121,591
Inventories, net	340	188,853	31,345	—	220,538
Deferred income taxes	180	—	1,079	—	1,259
Intercompany receivable	—	3,889	—	(3,889)	—
Other current assets	15,903	28,986	4,577	—	49,466

Total current assets	50,418	337,139	76,680	(11,981)	452,256
Property and Equipment, Net	7,331	186,694	25,938	—	219,963
Goodwill	—	—	60,223	—	60,223
Intangibles, Net	217	116,044	15,089	—	131,350
Deferred Income Taxes	—	—	65	—	65
Investments in Consolidated Subsidiaries	357,656	122,568	—	(480,224)	—
Intercompany Receivable	2,084	46,348	—	(48,432)	—
Other Assets	10,552	939	27,175	—	38,666

Total Assets	$428,258	$809,732	$205,170	$(540,637)	$902,523

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Short-term borrowings	$4,345	$—	$—	$—	$4,345
Convertible Senior Notes	18,287	—	—	—	18,287
Accounts payable	16,734	146,707	19,420	(8,156)	174,705
Intercompany payable	7,643	—	52,603	(60,246)	—
Accrued expenses	77,273	124,918	15,273	—	217,464
Income taxes payable	—	—	932	—	932
Deferred income taxes	—	—	116	—	116

Total current liabilities	124,282	271,625	88,344	(68,402)	415,849
Long-Term Debt	383,662	—	—	—	383,662
Intercompany Payable	—	—	63,386	(63,386)	—
Other Non-Current Liabilities	47,244	148,091	13,581	—	208,916
Deferred Income Taxes	—	15,664	5,362	—	21,026
Commitments and Contingencies
Total Stockholders' (Deficit) Equity	(126,930)	374,352	34,497	(408,849)	(126,930)

Total Liabilities and Stockholders' (Deficit) Equity	$428,258	$809,732	$205,170	$(540,637)	$902,523

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Assets
Current Assets:
Cash and cash equivalents	$144,783	$20,302	$15,016	$(165)	$179,936
Accounts receivable — trade, net	118	106,253	13,180	—	119,551
Inventories, net	—	184,109	9,234	—	193,343
Deferred income taxes	—	—	165	—	165
Other current assets	25,353	27,347	6,050	—	58,750

Total current assets	170,254	338,011	43,645	(165)	551,745
Property and Equipment, Net	43,123	176,967	18,574	—	238,664
Goodwill	—	—	1,519	—	1,519
Intangibles, Net	—	116,306	1,048	—	117.354
Investments in Consolidated Subsidiaries	315,151	60,482	—	(375,633)	—
Intercompany Receivable	—	2,290	—	(2,290)	—
Other Assets	8,645	18,106	13,971	—	40,722

Total Assets	$537,173	$712,162	$78,757	$(378,088)	$950,004

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Short-term borrowings	$4,476	$—	$—	$—	$4,476
Convertible Senior Notes	60,270	—	—	—	60,270
Accounts payable	18,213	112,583	13,429	(165)	144,060
Intercompany payable	25,117	1,668	72,819	(99,604)	—
Accrued expenses	78,502	125,810	13,034	—	217,346
Income taxes payable	—	195	610	—	805
Deferred income taxes	—	—	16	—	16

Total current liabilities	186,578	240,256	99,908	(99,769)	426,973
Long-Term Debt	381,569	—	—	—	381,569
Intercompany Payable	—	—	16,912	(16,912)	—
Other Non-Current Liabilities	78,012	145,607	13,077	—	236,696
Deferred Income Taxes	—	13,300	452	—	13,752
Commitments and Contingencies
Total Stockholders' (Deficit) Equity	(108,986)	312,999	(51,592)	(261,407)	(108,986)

Total Liabilities and Stockholders' (Deficit) Equity	$537,173	$712,162	$78,757	$(378,088)	$950,004

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended December 29, 2012
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net Sales	$25,918	$1,395,852	$83,324	$—	$1,505,094
Cost of goods sold	17,816	610,104	34,199	—	662,119

Gross Profit	8,102	785,748	49,125	—	842,975
Selling, general & administrative expenses	4,462	818,490	54,474	—	877,426

Operating Income (Loss)	3,640	(32,742)	(5,349)	—	(34,451)
Other income (expense), net	638	(786)	(20)	—	(168)
Gain on acquisition of subsidiary	—	38,285	1,780	—	40,065
Equity in (losses) earnings of consolidated subsidiaries — continuing operations	(3,707)	(9,478)	—	13,185	—
Loss on extinguishment of debt	(9,754)	—	—	—	(9,754)
Interest (expense) income, net	(50,192)	133	(1,625)	—	(51,684)

(Loss) Income Before Provision for Income Taxes	(59,375)	(4,588)	(5,214)	13,185	(55,992)
Provision for income taxes	81	2,819	564	—	3,464

(Loss) Income from Continuing Operations	(59,456)	(7,407)	(5,778)	13,185	(59,456)
Discontinued operations, net of income taxes	(1,461)	(2,238)	(11,350)	—	(15,049)
Equity in (losses) earnings of consolidated subsidiaries — discontinued operations, net of income taxes	(13,588)	(4,812)	—	18,400	—

Net (Loss) Income	$(74,505)	$(14,457)	$(17,128)	$31,585	$(74,505)

Condensed Consolidating Statements of Comprehensive Loss
Fiscal Year Ended December 29, 2012
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net (Loss) Income	$(74,505)	$(14,457)	$(17,128)	$31,585	$(74,505)
Other Comprehensive (Loss) Income, Net of Income Taxes	(4,150)	(4,809)	(4,273)	9,082	(4,150)

Comprehensive (Loss) Income	$(78,655)	$(19,266)	$(21,401)	$40,667	$(78,655)

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended December 31, 2011
(In thousands)

	Parent Company Issuer	Guarantor£ Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net Sales	$63,871	$1,391,244	$63,606	$—	$1,518,721
Cost of goods sold	53,995	629,201	26,134	—	709,330

Gross Profit	9,876	762,043	37,472	—	809,391
Selling, general & administrative expenses	235,800	807,559	(19,698)	(119,042)	904,619
Impairment of intangible assets	—	859	165	—	1,024

Operating (Loss) Income	(225,924)	(46,375)	57,005	119,042	(96,252)
Other income (expense), net	3,323	(5,672)	2,631	—	282
Equity in earnings (losses) of consolidated subsidiaries — continuing operations	421,441	39,392	—	(460,833)	—
(Loss) gain on sales of trademarks, net	(62)	287,041	—	—	286,979
Gain on extinguishment of debt, net	5,157	—	—	—	5,157
Interest (expense) income, net	(58,346)	4,001	(2,843)	—	(57,188)

Income (Loss) Before Provision (Benefit) for Income Taxes	145,589	278,387	56,793	(341,791)	138,978
Provision (benefit) for income taxes	841	(5,893)	(718)	—	(5,770)

Income (Loss) from Continuing Operations	144,748	284,280	57,511	(341,791)	144,748
Discontinued operations, net of income taxes	(261,214)	135,066	(190,287)	—	(316,435)
Equity in (losses) earnings of consolidated subsidiaries — discontinued operations, net of income taxes	(55,221)	(164,448)	—	219,669	—

Net (Loss) Income	$(171,687)	$254,898	$(132,776)	$(122,122)	$(171,687)

Condensed Consolidating Statements of Comprehensive Loss
Fiscal Year Ended December 31, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net (Loss) Income	$(171,687)	$254,898	$(132,776)	$(122,122)	$(171,687)
Other Comprehensive Income (Loss), Net of Income Taxes	60,378	(343,394)	(61,636)	405,030	60,378

Comprehensive (Loss) Income	$(111,309)	$(88,496)	$(194,412)	$282,908	$(111,309)

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended January 1, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net Sales	$148,628	$1,411,195	$63,412	$—	$1,623,235
Cost of goods sold	117,929	686,630	27,380	—	831,939

Gross Profit	30,699	724,565	36,032	—	791,296
Selling, general & administrative expenses	90,094	728,946	31,035	(107)	849,968
Impairment of intangible assets	—	2,331	263	—	2,594

Operating (Loss) Income	(59,395)	(6,712)	4,734	107	(61,266)
Other income (expense), net	22,370	9,368	(5,049)	—	26,689
Equity in (losses) earnings of consolidated subsidiaries — continuing operations	(6,026)	(9,843)	—	15,869	—
Interest (expense) income, net	(56,120)	21,168	(20,789)	—	(55,741)

(Loss) Income Before Provision (Benefit) for Income Taxes	(99,171)	13,981	(21,104)	15,976	(90,318)
Provision for income taxes	191	6,312	2,541	—	9,044

(Loss) Income from Continuing Operations	(99,362)	7,669	(23,645)	15,976	(99,362)
Discontinued operations, net of income taxes	(5,477)	(22,668)	(124,802)	—	(152,947)
Equity in (losses) earnings of consolidated subsidiaries — discontinued operations, net of income taxes	(147,470)	(130,753)	—	278,223	—

Net (Loss) Income	(252,309)	(145,752)	(148,447)	294,199	(252,309)
Net (loss) income attributable to the noncontrolling interest	(842)	(842)	—	842	(842)

Net (Loss) Income Attributable to Fifth & Pacific Companies, Inc.	$(251,467)	$(144,910)	$(148,447)	$293,357	$(251,467)

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Comprehensive Loss
Fiscal Year Ended January 1, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net (Loss) Income	$(252,309)	$(145,752)	$(148,447)	$294,199	$(252,309)
Other Comprehensive Income (Loss), Net of Income Taxes	3,069	69,664	(13,340)	(56,324)	3,069

Comprehensive (Loss) Income	(249,240)	(76,088)	(161,787)	237,875	(249,240)
Comprehensive loss (income) attributable to the noncontrolling interest	842	842	—	(842)	842

Comprehensive (Loss) Income Attributable to Fifth & Pacific Companies, Inc.	$(248,398)	$(75,246)	$(161,787)	$237,033	$(248,398)

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 29, 2012
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net cash (used in) provided by operating activities	$(22,221)	$50,699	$(14,946)	$(2,174)	$11,358
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,841)	(67,031)	(10,920)	—	(82,792)
Payments for purchases of businesses	—	—	(41,027)	—	(41,027)
Payments for in-store merchandise shops	(231)	(2,437)	(373)	—	(3,041)
Investments in and advances to equity investees	—	—	(5,000)	—	(5,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(61,526)	59,181	2,345	—	—
Other, net	(28)	733	60	—	765

Net cash used in investing activities	(66,626)	(9,554)	(54,915)	—	(131,095)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	247,097	—	—	—	247,097
Repayment of borrowings under revolving credit agreement	(247,097)	—	—	—	(247,097)
Proceeds from issuance of Senior Secured Notes	164,540	—	—	—	164,540
(Decrease) increase in intercompany loans	(19,558)	(49,615)	69,173	—	—
Repayment of Euro Notes	(158,027)	—	—	—	(158,027)
Principal payments under capital lease obligations	(4,476)	—	—	—	(4,476)
Proceeds from exercise of stock options	6,205	—	—	—	6,205
Payment of deferred financing fees	(7,140)	—	—	—	(7,140)

Net cash (used in) provided by financing activities	(18,456)	(49,615)	69,173	—	1,102

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,640)	(7,005)	11,746	—	(1,899)
Net Change in Cash and Cash Equivalents	(113,943)	(15,475)	11,058	(2,174)	(120,534)
Cash and Cash Equivalents at Beginning of Period	144,783	20,302	15,016	(165)	179,936

Cash and Cash Equivalents at End of Period	$30,840	$4,827	$26,074	$(2,339)	$59,402

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 31, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net cash provided by (used in) operating activities	$230,480	$(249,842)	$(6,021)	$8,355	$(17,028)
Cash Flows from Investing Activities:
Purchases of property and equipment	(32,962)	(32,557)	(8,134)	—	(73,653)
Net proceeds from dispositions	—	309,717	—	—	309,717
Payments for in-store merchandise shops	—	(2,942)	(517)	—	(3,459)
Investments in and advances to equity investees	—	(2,506)	—	—	(2,506)
Decrease (increase) in investments in and advances to consolidated subsidiaries	108,477	(86,954)	(21,523)	—	—
Other, net	60	(251)	626	—	435
Net cash provided by investing activities of discontinued operations	—	2,341	75,078	—	77,419

Net cash provided by investing activities	75,575	186,848	45,530	—	307,953

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	651,507	—	—	—	651,507
Repayment of borrowings under revolving credit agreement	(671,907)	—	—	—	(671,907)
Proceeds from issuance of Senior Secured Notes	220,094	—	—	—	220,094
(Decrease) increase in intercompany loans	(99,119)	129,104	(29,985)	—	—
Repayment of Euro Notes	(309,159)	—	—	—	(309,159)
Principal payments under capital lease obligations	(4,216)	—	—	—	(4,216)
Proceeds from exercise of stock options	304	—	—	—	304
Payment of deferred financing fees	(11,000)	—	(168)	—	(11,168)
Other, net	(805)	—	—	—	(805)
Net cash used in financing activities of discontinued activities	—	—	(2,663)	—	(2,663)

Net cash (used in) provided by financing activities	(224,301)	129,104	(32,816)	—	(128,013)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	59,607	(50,014)	(15,283)	—	(5,690)
Net Change in Cash and Cash Equivalents	141,361	16,096	(8,590)	8,355	157,222
Cash and Cash Equivalents at Beginning of Period	3,422	4,206	23,606	(8,520)	22,714

Cash and Cash Equivalents at End of Period	$144,783	$20,302	$15,016	$(165)	$179,936

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended January 1, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net cash provided by (used in) operating activities	$85,866	$80,177	$(26,072)	$10,670	$150,641
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,119	7,138	—		8,257
Purchases of property and equipment	(9,844)	(40,921)	(5,972)	—	(56,737)
Payments for purchases of businesses	(5,000)	—	—	—	(5,000)
Payments for in-store merchandise shops	—	(2,502)	(490)	—	(2,992)
Investments in and advances to equity investees	—	(4,033)	—	—	(4,033)
Decrease (increase) in investments in and advances to consolidated subsidiaries	52,878	(137,586)	84,708	—	—
Dividends received (paid)	70	(70)	—		—
Other, net	(779)	793	(697)	—	(683)
Net cash provided by (used in) investing activities of discontinued operations	—	2,456	(28,567)	—	(26,111)

Net cash provided by (used in) investing activities	38,444	(174,725)	48,982	—	(87,299)

Cash Flows from Financing Activities:
Short-term borrowings, net	(1,572)	—	—	—	(1,572)
Proceeds from borrowings under revolving credit agreement	506,940	—	—	—	506,940
Repayment of borrowings under revolving credit agreement	(525,427)	—	—	—	(525,427)
(Decrease) increase in intercompany loans	(89,705)	87,900	1,805	—	—
Principal payments under capital lease obligations	(5,642)	—	—	—	(5,642)
Proceeds from exercise of stock options	24	—	—	—	24
Payment of deferred financing fees	(14,665)	—	—	—	(14,665)
Net cash used in financing activities of discontinued activities	—	—	(23,305)	—	(23,305)

Net cash (used in) provided by financing activities	(130,047)	87,900	(21,500)	—	(63,647)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,319	5,573	(8,245)	—	2,647
Net Change in Cash and Cash Equivalents	(418)	(1,075)	(6,835)	10,670	2,342
Cash and Cash Equivalents at Beginning of Period	3,840	5,281	30,441	(19,190)	20,372

Cash and Cash Equivalents at End of Period	$3,422	$4,206	$23,606	$(8,520)	$22,714

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 25: SUBSEQUENT EVENTS

        On January 22, 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company's common stock. The Company paid accrued interest on the holder's Convertible Notes through the settlement date in cash.

        In connection with the January 31, 2013 expiration of an agreement with Li & Fung to provide distribution services in the US, the Company has discontinued the migration of its distribution function to Li & Fung and has decided to continue to utilize the Ohio Facility for such function. On February 5, 2013, the Company, which operated its Ohio Facility with an extended collective bargaining agreement, entered into a contract with a third-party facility operations management company to provide distribution operations services at the Ohio Facility with a variable cost structure. The third-party facility operations management company has informed the Company that it intends to employ the Company's prior employees at the facility. The Company has notified the employees covered by the CBA of the completion of layoffs on March 31, 2013, at which time the Agreement and CBA terminate.

Fifth & Pacific Companies, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
In thousands	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 29, 2012
Accounts receivable — allowance for doubtful accounts	$340	$1,555	$—	$270	(a)	$1,625
Allowance for returns	8,053	109,493	—	109,045		8,501
Allowance for discounts	569	3,626	—	3,662		533
Deferred tax valuation allowance	494,745	50,820	—	—		545,565
YEAR ENDED DECEMBER 31, 2011
Accounts receivable — allowance for doubtful accounts	$16,567	$581	$—	$16,808	(a)(b)	$340
Allowance for returns	17,218	114,979	—	124,144		8,053
Allowance for discounts	919	7,071	—	7,421		569
Deferred tax valuation allowance	452,855	41,890	—	—		494,745
YEAR ENDED JANUARY 1, 2011
Accounts receivable — allowance for doubtful accounts	$25,575	$8,046	$—	$17,054	(a)	$16,567
Allowance for returns	23,773	123,914	—	130,469		17,218
Allowance for discounts	2,668	12,746	—	14,495		919
Deferred tax valuation allowance	351,730	101,125	—	—		452,855

(a)
Uncollectible accounts written off, less recoveries.

(b)
Deductions for the year ended December 31, 2011 reflect the sale of an 81.25% interest in the global MEXX business.