Form 10-Q
period 2013-03-30
Fifth & Pacific Companies, Inc.
filed 2013-05-02
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2013

                                                                or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:   1-10689

     FIFTH & PACIFIC COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at April 19, 2013 was 119,954,311.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 30, 2013

(Unaudited)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “target,” “aim,” “forecast,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast,” “contemplation” or “currently envisions” and similar phrases.

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

•      general economic conditions in the United States, Asia, Europe and other parts of the world, including the impact of income tax changes and debt reduction efforts in the United States;

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

•      risks associated with our arrangement to continue to operate our Ohio distribution facility with a third party operations and labor management company that provides distribution operations services, including risks related to increased operating expenses, systems capabilities and operating under a third party arrangement;

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

The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All subsequent written and oral forward-looking statements concerning the matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are qualified by these cautionary statements.

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2012 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 30, 2013	December 29, 2012	March 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$7,404	$59,402	$79,706
Accounts receivable - trade, net	102,490	121,591	92,378
Inventories, net	219,974	220,538	176,692
Deferred income taxes	1,490	1,259	168
Other current assets	50,829	49,466	59,141
Total current assets	382,187	452,256	408,085

Property and Equipment, Net	220,664	219,963	229,715
Goodwill	54,706	60,223	1,552
Intangibles, Net	128,340	131,350	116,976
Deferred Income Taxes	133	65	--
Other Assets	40,251	38,666	40,500
Total Assets	$826,281	$902,523	$796,828

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term borrowings	$47,268	$4,345	$4,543
Convertible Senior Notes	8,150	18,287	61,061
Accounts payable	146,665	174,705	113,482
Accrued expenses	197,112	217,464	218,767
Income taxes payable	486	932	557
Deferred income taxes	231	116	16
Total current liabilities	399,912	415,849	398,426

Long-Term Debt	383,312	383,662	331,920
Other Non-Current Liabilities	191,081	208,916	213,972
Deferred Income Taxes	22,158	21,026	14,413
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	148,446	147,018	291,634
Retained earnings	950,040	1,071,551	1,185,422
Accumulated other comprehensive loss	(14,148)	(10,074)	(5,908)
	1,260,775	1,384,932	1,647,585
Common stock in treasury, at cost 56,488,599, 59,851,190 and 74,211,301 shares	(1,430,957)	(1,511,862)	(1,809,488)
Total stockholders’ deficit	(170,182)	(126,930)	(161,903)
Total Liabilities and Stockholders’ Deficit	$826,281	$902,523	$796,828

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Three Months Ended
	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)

Net Sales	$371,802	$317,147

Cost of goods sold	167,613	138,040

Gross Profit	204,189	179,107

Selling, general & administrative expenses	227,353	212,049

Operating Loss	(23,164)	(32,942)

Other expense, net	(1,865)	(2,325)

Loss on extinguishment of debt	(1,108)	(2,858)

Interest expense, net	(12,343)	(12,340)

Loss Before Provision for Income Taxes	(38,480)	(50,465)

Provision for income taxes	1,008	1,265

Loss from Continuing Operations	(39,488)	(51,730)

Discontinued operations, net of income taxes	(12,686)	(8,910)

Net Loss	$(52,174)	$(60,640)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.33)	$(0.51)
Net Loss	$(0.44)	$(0.60)

Weighted Average Shares, Basic and Diluted	119,032	101,104

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)

Net Loss	$(52,174)	$(60,640)

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	(4,545)	35

Unrealized losses on available-for-sale securities, net of income taxes of $0	--	(19)

Change in fair value of cash flow hedges, net of income taxes of $288 and $0, respectively	471	--

Comprehensive Loss	$(56,248)	$(60,624)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)
Cash Flows from Operating Activities:
Net loss	$(52,174)	$(60,640)
Adjustments to arrive at loss from continuing operations	12,686	8,910
Loss from continuing operations	(39,488)	(51,730)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	18,081	20,111
Loss on asset disposals and impairments, including streamlining initiatives, net	1,358	4,982
Share-based compensation	2,080	3,452
Loss on extinguishment of debt	1,108	2,858
Foreign currency losses, net	6,311	2,033
Other, net	322	(100)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	18,122	27,490
(Increase) decrease in inventories, net	(1,606)	16,878
Increase in other current and non-current assets	(627)	(3,126)
Decrease in accounts payable	(26,900)	(27,599)
Decrease in accrued expenses and other non-current liabilities	(45,696)	(28,804)
Net change in income tax assets and liabilities	694	2,489
Net cash provided by (used in) operating activities of discontinued operations	156	(6,028)
Net cash used in operating activities	(66,085)	(37,094)

Cash Flows from Investing Activities:
Purchases of property and equipment	(20,645)	(13,416)
Payments for in-store merchandise shops	(392)	(625)
Investments in and advances to equity investees	(3,000)	(3,000)
Other, net	(52)	(39)
Net cash used in investing activities of discontinued operations	(2,461)	--
Net cash used in investing activities	(26,550)	(17,080)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	136,385	--
Repayment of borrowings under revolving credit agreement	(92,301)	--
Repayment of Euro Notes	--	(53,234)
Principal payments under capital lease obligations	(1,161)	(1,094)
Proceeds from exercise of stock options	395	5,473
Payment of deferred financing fees	(444)	(25)
Net cash provided by (used in) financing activities	42,874	(48,880)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,237)	2,824

Net Change in Cash and Cash Equivalents	(51,998)	(100,230)
Cash and Cash Equivalents at Beginning of Period	59,402	179,936
Cash and Cash Equivalents at End of Period	$7,404	$79,706

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands, except per share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Fifth & Pacific Companies, Inc. and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K. Information presented as of December 29, 2012 is derived from audited financial statements.

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

•

KATE SPADE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

•	LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

•

Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN(*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) Our agreement to supply DANA BUCHMAN branded jewelry to Kohl’s Corporation (“Kohl’s”) expires on October 11, 2013.

The operations of the Company’s former licensed DKNY® Jeans family of brands concluded in January 2012 and were included in the results of the Adelington Design Group segment.

The activities of the Company’s global MEXX business, its KENSIE, KENSIE GIRL and MAC & JAC brands, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. The Company continues activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand and therefore the activities of those brands have not been presented as discontinued operations.

Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 3 – Discontinued Operations.

On October 31, 2012, the Company acquired the 51.0% interest (“KSJ Buyout”) held by Sanei International Co., Ltd (“Sanei”) in Kate Spade Japan Co., Ltd. (“KSJ”). KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE businesses in Japan, and KATE SPADE will continue to operate such businesses in Japan through its Japanese subsidiary. The purchase price for the KSJ Buyout was $41.0 million, net of $0.4 million of cash acquired (see Note 2 – Acquisition).

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

NATURE OF OPERATIONS

Fifth & Pacific Companies, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2013 fiscal year, ending December 28, 2013, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter. The 2012 fiscal year, ending December 29, 2012, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter.

PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated Financial Statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2013, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On December 30, 2012, the first day of the Company’s 2013 fiscal year, the Company adopted new accounting guidance on testing indefinite-lived intangible assets for impairment, which provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The adoption of the new accounting guidance did not affect the Company’s financial position, results of operations or cash flows.

On December 30, 2012, the Company adopted new accounting guidance on comprehensive income, which requires an entity to prospectively provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. The adoption of the new accounting guidance did not affect the Company’s financial position, results of operations or cash flows, but required additional disclosure (see Note 4 – Stockholders’ Deficit).

2.    ACQUISITION

On October 31, 2012, a subsidiary of the Company acquired the remaining 51.0% interest in KSJ held by Sanei. KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE businesses in Japan, and the Company will continue to operate such businesses in Japan through its Japanese subsidiary.

The purchase price for KSJ, including post-closing adjustments was 3.308 billion yen or $41.4 million.

Prior to obtaining control on October 31, 2012, the Company accounted for the investment in KSJ under the equity method. Upon obtaining control, the transaction was accounted for as an “acquisition achieved in stages,” in accordance with US GAAP. Accordingly, the Company re-measured the previously held equity interest in KSJ and adjusted it to fair value utilizing an income approach based on expected future after tax cash flows of KSJ discounted to reflect risk associated with those cash flows and a market approach based on earnings and revenue multiples that other purchasers in the market would have paid for that business. The fair value of the Company’s equity interest at the acquisition date was $47.2 million. The difference between the fair value of the Company’s ownership in KSJ and the Company’s carrying value of its investment of $7.1 million resulted in the recognition of a gain of $40.1 million in the fourth quarter of 2012. The results of operations for KSJ have been included in the Company’s consolidated results since October 31, 2012. KSJ generated $25.1 million of net sales and $0.4 million of net loss in the first three months of 2013.

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

The following unaudited pro forma financial information for the three months ended March 31, 2012 reflects the results of continuing operations of the Company as if the KSJ Buyout had been completed on January 1, 2012. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

Three Months Ended
March 31, 2012
In thousands, except per share amounts	(13 Weeks)

Net sales	$ 339,101
Gross profit	193,639
Operating loss	(31,398)
Loss before provision for income taxes	(49,055)
Loss from continuing operations	(50,987)
Diluted loss per share from continuing operations	(0.50)

The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been if the Company completed the acquisition at the dates indicated, nor does it purport to project the Company’s future financial position or operating results.

3.    DISCONTINUED OPERATIONS

The Company has completed various disposal transactions including: (i) the closure of its LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (ii) the closure of its MONET concessions in Europe in December 2011; (iii) the sale of an 81.25% interest in the global MEXX business in October 2011; and (iv) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The Company recorded pretax charges of $11.5 million and $6.2 million during the three months ended March 30, 2013 and March 31, 2012, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
In thousands	(13 Weeks)	(13 Weeks)

Net sales	$(27)	$1,454

Loss before provision for income taxes	$(1,212)	$(2,691)
Provision for income taxes	2	52
Loss from discontinued operations, net of income taxes	$(1,214)	$(2,743)

Loss on disposal of discontinued operations, net of income taxes	$(11,472)	$(6,167)

For the three months ended March 30, 2013 and March 31, 2012, the Company recorded charges of $0.2 million and $5.1 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

4.    STOCKHOLDERS’ DEFICIT

Activity for the three months ended March 30, 2013 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 29, 2012	$147,018	$1,071,551	$(1,511,862)
Net loss	--	(52,174)	--
Exercise of stock options	--	(1,390)	1,785
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(2,785)	2,028
Share-based compensation	2,080	--	--
Exchange of Convertible Senior Notes, net	(652)	(65,162)	77,092
Balance as of March 30, 2013	$148,446	$950,040	$(1,430,957)

Activity for the three months ended March 31, 2012 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 31, 2011	$302,330	$1,246,063	$(1,827,892)
Net loss	--	(60,640)	--
Exercise of stock options	(10,291)	--	15,764
Restricted shares issued, net of cancellations and shares withheld for taxes	(3,857)	--	2,639
Share-based compensation	3,452	--	--
Dividend equivalent units vested	--	(1)	1
Balance as of March 31, 2012	$291,634	$1,185,422	$(1,809,488)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	March 30, 2013	December 29, 2012	March 31, 2012
Cumulative translation adjustment, net of income taxes of $0	$(14,619)	$(10,074)	$(6,049)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $(288), $0 and $0, respectively	471	--	--
Unrealized gains on available-for-sale securities, net of income taxes of $0	--	--	141
Accumulated other comprehensive loss, net of income taxes	$(14,148)	$(10,074)	$(5,908)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended March 30, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 29, 2012	$(10,074)	$--
Other comprehensive (loss) income before reclassification	(4,545)	377
Amounts reclassified from accumulated other comprehensive income	--	94
Net current-period other comprehensive (loss) income	(4,545)	471
Balance as of March 30, 2013	$(14,619)	$471

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	March 30, 2013	December 29, 2012	March 31, 2012
Raw materials and work in process	$1,087	$299	$240
Finished goods	218,887	220,239	176,452
Total inventories, net	$219,974	$220,538	$176,692

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	March 30, 2013	December 29, 2012	March 31, 2012
Land and buildings (a)	$45,988	$45,988	$68,262
Machinery and equipment	209,412	233,742	230,942
Furniture and fixtures	133,430	131,181	128,168
Leasehold improvements	257,773	258,527	251,787
	646,603	669,438	679,159
Less: Accumulated depreciation and amortization	425,939	449,475	449,444
Total property and equipment, net	$220,664	$219,963	$229,715

(a)       The decrease in the balance compared to March 31, 2012 primarily reflected aggregate non-cash impairment charges of $22.3 million related to the Company’s Ohio distribution center and New Jersey corporate office.

Depreciation and amortization expense on property and equipment for the three months ended March 30, 2013 and March 31, 2012 was $14.3 million and $15.3 million, respectively, which included depreciation for property and equipment under capital leases of $0.5 million and $0.7 million, respectively. Machinery and equipment under capital leases was $22.6 million as of March 30, 2013, December 29, 2012 and March 31, 2012.

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	March 30, 2013	December 29, 2012	March 31, 2012

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	3 years	$1,479	$1,479	$1,479
Customer relationships	12 years	7,370	7,457	9,501
Merchandising rights	4 years	15,407	19,174	16,759
Reacquired rights (a)	3 years	12,607	13,797	--
Other	4 years	2,322	2,322	2,322
Subtotal		39,185	44,229	30,061
Accumulated amortization:
Owned trademarks		(1,396)	(1,356)	(1,203)
Customer relationships		(3,374)	(3,138)	(5,696)
Merchandising rights		(9,845)	(13,131)	(11,857)
Reacquired rights		(1,751)	(812)	--
Other		(1,979)	(1,942)	(1,829)
Subtotal		(18,345)	(20,379)	(20,585)
Net:
Owned trademarks		83	123	276
Customer relationships		3,996	4,319	3,805
Merchandising rights		5,562	6,043	4,902
Reacquired rights		10,856	12,985	--
Other		343	380	493
Total amortized intangible assets, net		20,840	23,850	9,476

Unamortized intangible assets:
Owned trademarks		107,500	107,500	107,500
Total intangible assets		$128,340	$131,350	$116,976

Goodwill (a)		$54,706	$60,223	$1,552

(a)       The increase in the balance compared to March 31, 2012 reflected the KSJ Buyout (see Note 2 – Acquisition).

Amortization expense of intangible assets was $1.8 million and $0.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2013	$7.1
2014	6.6
2015	5.1
2016	1.1
2017	0.5

The changes in carrying amount of goodwill for the three months ended March 30, 2013 were as follows:

In thousands	KATE SPADE	Adelington Design Group	Total
Balance as of December 29, 2012	$58,669	$1,554	$60,223
Translation adjustment	(5,486)	(31)	(5,517)
Balance as of March 30, 2013	$53,183	$1,523	$54,706

The changes in carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

In thousands	Adelington Design Group	Total
Balance as of December 31, 2011	$1,519	$1,519
Translation adjustment	33	33
Balance as of March 31, 2012	$1,552	$1,552

8.    INCOME TAXES

During the first quarter of 2013 and 2012, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the three months ended March 30, 2013 and March 31, 2012 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, Canada and the United Kingdom. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2005. As a result of a US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $1.9 million and $3.1 million within the next 12 months due to the expiration of the statute of limitations and various potential tax settlements. As of March 30, 2013, uncertain tax positions of $85.7 million exist, which would provide an effective rate impact in the future if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	March 30, 2013	December 29, 2012	March 31, 2012

5.0% Euro Notes, due July 2013 (a)	$--	$--	$108,654
6.0% Convertible Senior Notes, due June 2014 (b)	8,150	18,287	61,061
10.5% Senior Secured Notes, due April 2019 (c)	383,312	383,662	220,082
Revolving credit facility	44,084	--	--
Capital lease obligations	3,184	4,345	7,727
Total debt	438,730	406,294	397,524
Less: Short-term borrowings (d)	47,268	4,345	4,543
Convertible Notes (e)	8,150	18,287	61,061
Long-term debt	$383,312	$383,662	$331,920

(a)        The change in the balance of these euro-denominated notes (the “Euro Notes”) reflected the repurchase of the remaining Euro Notes since March 31, 2012.

(b)       The balance at March 30, 2013, December 29, 2012 and March 31, 2012 represented principal of $8.8 million, $19.9 million and $69.2 million, respectively and an unamortized debt discount of $0.6 million, $1.6 million and $8.1 million, respectively.

(c)        The increase in the balance reflected the issuance of $152.0 million aggregate principal amount of Senior Secured Notes (the “Additional Notes”) at 108.25% of par value on June 8, 2012.

(d)       At March 30, 2013, the balance consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases. At December 29, 2012 and March 31, 2012, the balance consisted of obligations under capital leases.

(e)       The Convertible Notes were reflected as a current liability since they were convertible at March 30, 2013, December 29, 2012 and March 31, 2012.

Euro Notes

On July 6, 2006, the Company completed the issuance of the 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Euro Notes, of which the Company repurchased 228.5 million euro aggregate principal amount of such notes prior to December 31, 2011.

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

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. If the Convertible Notes are surrendered for conversion, the Company may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at its discretion. Holders may convert the Convertible Notes at their option prior to the close of business on the business day immediately preceding March 15, 2014 only under the following circumstances: (i) during any fiscal quarter commencing after October 3, 2009, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $4.2912 (which is 120%

of the applicable conversion price) on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; or (iii) upon the occurrence of specified corporate events. In addition, on or after March 15, 2014 until the close of business on the third scheduled trading day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. As a result of stock price performance, the Convertible Notes were convertible during the first quarter of 2013 and are convertible during the second quarter of 2013.

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount is amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $0.3 million and $1.8 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

On December 21, 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of the Company’s common stock. The Company paid accrued interest on the holder’s Convertible Notes through the settlement date in cash. The Company allocated $18.3 million of the aggregate consideration to the liability component and $5.2 million to the equity component.

In 2012, holders of $49.4 million aggregate principal amount of the Convertible Notes entered agreements with the Company to convert all such outstanding Convertible Notes into 14,197,106 shares of the Company’s common stock. The Company paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. The Company allocated $48.2 million of the aggregate consideration to the liability component and $6.2 million to the equity component.

On January 22, 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company’s common stock. The Company paid accrued interest on the holder’s Convertible Notes through the settlement date in cash. The Company allocated $11.3 million of the consideration to the liability component and $0.7 million to the equity component.

The Company recognized $1.1 million and $2.1 million pretax losses on the extinguishment of debt related to the Convertible Notes in the first quarter of 2013 and 2012, respectively.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes (the “Original Notes,” together with the Additional Notes, the “Senior Notes”). The Company used the net proceeds of $212.9 million from such issuance of the Original Notes primarily to fund a tender offer of 128.5 million euro aggregate principal amount of Euro Notes on April 8, 2011. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its Amended Facility and to fund the redemption of 52.9 million euro aggregate principal amount of Euro Notes on July 12, 2012. The Company used the remaining proceeds to fund a portion of the KSJ Buyout.

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

Pursuant to a registration rights agreement executed as part of the offering of Original Notes, the Company agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Original Notes) whose issuance is registered with the SEC in exchange for the Original Notes (the “Original Notes Exchange Offer”); and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Original Notes.

The Company filed and had declared effective a registration statement on Form S-4 (the “Form S-4 Registration Statement”) registering the Original Notes Exchange Offer and on February 13, 2013 commenced the Original Notes Exchange Offer, which expired on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to the Original Notes, the Company was required to pay additional interest on the Original Notes until the Original Notes Exchange Offer was completed on March 20, 2013. Additional interest on the Original Notes began accruing on April 10, 2012 at a rate of 0.25% per annum and continued to accrue at that rate through (and including) July 8, 2012. On July 9, 2012, additional interest on the Original Notes began accruing at a rate of 0.50% per annum and continued to accrue at that rate through (and including) October 6, 2012. On October 7, 2012, additional interest on the Original Notes began accruing at a rate of 0.75% per annum and continued to accrue at that rate through (and including) January 4, 2013. On January 5, 2013, the rate of additional interest on the Original Notes increased to the maximum of 1.00% per annum but ceased accruing on March 20, 2013, when the Original Notes Exchange Offer was completed. All accrued and unpaid additional interest was paid on the Senior Notes issued in the Original Notes Exchange Offer on April 15, 2013 to holders of record on April 1, 2013.

Pursuant to a registration rights agreement executed as part of the offering of Additional Notes, the Company agreed, on or before October 15, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Additional Notes) whose issuance is registered with the SEC in exchange for the Additional Notes (the “Additional Notes Exchange Offer”); (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Additional Notes; and (iii) complete the Original Notes Exchange Offer.

The Form S-4 Registration Statement also covered the Additional Notes Exchange Offer, which commenced on February 13, 2013 and expired on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to Additional Notes, the Company was required to pay additional interest on the Additional Notes until the Original Notes Exchange Offer and the Additional Notes Exchange Offer were completed. Additional interest on the Additional Notes began accruing on October 16, 2012 at a rate of 0.25% per annum and continued to accrue at that rate through (and including) January 13, 2013. On January 14, 2013, additional interest on the Additional Notes began accruing at a rate of 0.50% per annum until the Additional Notes Exchange Offer was completed on March 20, 2013. All accrued and unpaid additional interest was paid on the Senior Notes issued in the Additional Notes Exchange Offer on April 15, 2013 to holders of record on April 1, 2013.

Amended Facility

In April 2013, the Company completed a third amendment to and restatement of its revolving credit facility (as amended to date, the “Amended Facility”), which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

The Amended Facility is guaranteed by substantially all of the Company’s domestic subsidiaries and certain of the Company’s foreign subsidiaries and secured by a first priority lien on substantially all of the assets of the Company and the other borrowers and guarantors (other than certain trademark collateral in which the holders of the Company’s Senior Notes have a first priority lien, which trademark collateral secures the obligations under the Amended Facility on a second priority lien basis).

The Amended Facility restricts the Company’s ability to, among other things, incur indebtedness, grant liens, issue cash dividends, enter into mergers, consolidations, liquidations and dissolutions, change lines of business, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the amended terms and conditions: (i) provide for a decrease in fees and interest rates (including eurocurrency spreads of 1.75% to 2.25% over LIBOR, depending on the level of availability); (ii) provide improved advance rates on eligible inventory; (iii) require the Company to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing 12 month basis if minimum aggregate borrowing availability falls below $35.0 million, or 10.0% of the commitments then in effect; (iv) require the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under such facility falls below the greater of $40.0 million and 12.5% of the lesser of the borrowing base and aggregate commitments; (v) permit the acquisition of certain joint venture interests and certain distribution territories; (vi) decrease specified aggregate availability conditions to making certain other investments; and (vii) permit certain other acquisitions, investments, restricted payments, debt prepayments and incurrence of unsecured indebtedness if the Company is able to satisfy specified payment conditions.

The funds available under the Amended Facility may be used for working capital and for general corporate purposes, including refinancing, repayment, repurchase and cash settlement of certain existing indebtedness. Acquisitions and other investments are permitted, subject to certain payment conditions. The Amended Facility contains customary events of default clauses and cross-default provisions with respect to the Company’s other outstanding indebtedness, including its Convertible Notes and the Senior Notes.

The Company currently believes that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of March 30, 2013, availability under the Company’s prior Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$350,000	$228,966	$44,084	$25,524	$159,358	$114,358

(a)              Availability under the prior Amended Facility was the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)               Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the prior Amended Facility of $45.0 million.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	March 30, 2013	December 29, 2012
Financial Assets:
Derivatives	$608	$1,037
Financial Liabilities:
Derivatives	$(157)	$--

The fair values of the Company’s Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments included volatilities, discount rates and estimated credit losses.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on such fair value hierarchy:

	Net Carrying	Fair Value Measured and Recorded at			Total Losses for the Three
	Value as of	Reporting Date Using:			Months Ended
In thousands	March 30, 2013	Level 1	Level 2	Level 3	March 30, 2013
Property and equipment	$27	$--	$--	$27	$667

As a result of a decision to revise the Company’s plan to outsource its distribution function (see Note 12 - Streamlining Initiatives), an impairment analysis was performed on certain property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in an impairment charge, which was recorded in Selling, general and administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on such fair value hierarchy:

	Net Carrying	Fair Value Measured and Recorded at			Total Losses for the Three
	Value as of	Reporting Date Using:			Months Ended
In thousands	March 31, 2012	Level 1	Level 2	Level 3	March 31, 2012
Property and equipment	$11,957	$--	$--	$11,957	$4,140

As a result of a decline in the estimated fair value of the Company’s Ohio distribution center (the “Ohio Facility”) and the decisions to exit certain retail locations of JUICY COUTURE and LUCKY BRAND, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	March 30, 2013		December 29, 2012		March 31, 2012
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$--	$--	$--	$--	$104,434	$108,654
6.0% Convertible Senior Notes, due June 2014 (a)	46,312	8,150	69,088	18,287	261,059	61,061
10.5% Senior Secured Notes due April 2019 (a)	417,570	383,312	410,828	383,662	243,925	220,082
Revolving credit facility (b)	44,084	44,084	--	--	--	--

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

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 128 such leases. As of March 30, 2013, the future aggregate payments under these leases amounted to $176.3 million and extended to various dates through 2025.

Other

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which was expected to result in the termination of all or a significant portion of its union employees (see Note 12 – Streamlining Initiatives). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to its estimate of the withdrawal liability. In February 2012, the Company was notified by the Fund that the Fund calculated the total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of March 30, 2013, the accrued withdrawal liability was $13.2 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

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

2011 Actions

In the fourth quarter of 2011, the Company commenced additional streamlining initiatives that impacted all of its reportable segments and included rationalization of office space, which were completed in the first quarter of 2013 and staff reductions, which were completed by the end of 2012. In connection with this initiative, in the second quarter of 2012, the Company commenced a reduction of the workforce in its corporate centers in New Jersey and New York, which was completed in the fourth quarter of 2012.

In the fourth quarter of 2011, the company agreed to terminate its agreement with an affiliate of DKI, which ended the exclusive license agreement for the DKNY® Jeans and DKNY® Active brands. These actions included contract terminations and staff reductions and concluded in the first quarter of 2012.

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which were expected to be completed in the fourth quarter of 2012. In August 2012, the Company encountered systems and operational issues that delayed the planned migration of the Company’s product distribution function out of the Ohio Facility. Subsequently, the Company determined that it would continue to use the Ohio Facility and discontinue the migration of the product distribution function to Li & Fung, and the Company mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. On February 5, 2013, the Company entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges and are expected to conclude in the second quarter of 2013.

For the three months ended March 30, 2013, the Company recorded pretax charges totaling $4.6 million related to these initiatives. The Company expects to pay approximately $11.5 million of accrued streamlining costs in the next 12 months. For the three months ended March 31, 2012, the Company recorded pretax charges of $10.3 million related to these initiatives, including $4.1 million of payroll and related costs, $0.3 million of contract termination costs, $3.8 million of asset write-downs and disposals and $2.1 million of other costs. Approximately $0.7 million and $3.8 million of these charges were non-cash during the three months ended March 30, 2013 and March 31, 2012, respectively.

For the three months ended March 30, 2013 and March 31, 2012, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Three Months Ended
In thousands	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)
JUICY COUTURE	$2,248	$2,165
LUCKY BRAND	1,005	1,997
KATE SPADE	694	1,672
Adelington Design Group	329	2,145
Corporate	372	2,341
Total	$4,648	$10,320

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at December 29, 2012	$5,468	$4,248	$--	$15,930	$25,646
2013 provision	2,444	60	712	1,432	4,648
2013 asset write-downs	--	--	(712)	--	(712)
Translation difference	(40)	4	--	4	(32)
2013 spending	(3,416)	(694)	--	(2,062)	(6,172)
Balance at March 30, 2013	$4,456	$3,618	$--	$15,304	$23,378

13.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Three Months Ended
In thousands	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)
Loss from continuing operations	$(39,488)	$(51,730)
Loss from discontinued operations, net of income taxes	(12,686)	(8,910)
Net loss	$(52,174)	$(60,640)

Basic weighted average shares outstanding	119,032	101,104
Stock options and nonvested shares(a)(b)	--	--
Convertible Notes(c)	--	--
Diluted weighted average shares outstanding(a)(b)(c)	119,032	101,104

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.33)	$(0.51)
Loss from discontinued operations	$(0.11)	$(0.09)
Net loss	$(0.44)	$(0.60)

(a)            Because the Company incurred a loss from continuing operations for the three months ended March 30, 2013 and March 31, 2012, approximately 5.6 million and 6.0 million outstanding stock options, respectively and approximately 0.4 million and 0.6 million outstanding nonvested shares, respectively, were considered antidilutive for such periods, and excluded from the computation of diluted loss per share.

(b)            Excludes approximately 1.1 million and 1.2 million nonvested shares for the three months ended March 30, 2013 and March 31, 2012, respectively, for which the performance criteria have not yet been achieved.

(c)            Because the Company incurred a loss from continuing operations for the three months ended March 30, 2013 and March 31, 2012, approximately 3.3 million and 19.0 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

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

In November 2011, in connection with the Company’s sale of its LIZ CLAIBORNE brand and certain rights to its MONET brand to JCPenney, the Company entered into an agreement with JCPenney to develop exclusive brands for JCPenney, which included payment to the Company of a $20.0 million refundable advance. The agreement terminated by its terms without being exercised on February 1, 2013, and the $20.0 million advance was refunded to JCPenney on February 8, 2013, pursuant to the terms of the agreement.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the three months ended March 30, 2013 and March 31, 2012, the Company received net income tax refunds of $0.5 million and $1.2 million, respectively and made interest payments of $0.7 million and $1.6 million, respectively. As of March 30, 2013, December 29, 2012 and March 31, 2012, the Company accrued capital expenditures totaling $3.5 million, $7.7 million and $4.6 million, respectively.

Depreciation and amortization expense for the three months ended March 30, 2013 and March 31, 2012 included $2.1 million and $3.1 million, respectively, related to amortization of deferred financing costs.

During the first quarter of 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company’s common stock.

During the first quarter of 2013, the Company refunded the $20.0 million advance to JCPenney, which was included within Decrease in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statement of Cash Flows.

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made a $3.0 million capital contribution to KSC in the first quarter of 2013 and 2012.

The Company is required to make an additional capital contribution to KSC of $2.5 million in the remainder of 2013. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe.

Additionally, the Company agreed that it or one of its affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in January 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

On November 20, 2009, the Company and Sanei established a joint venture under the name of KSJ. During the fourth quarter of 2012, the Company acquired the remaining 51.0% interest in KSJ (see Note 2 – Acquisition).

The Company’s equity in (loss) earnings of its equity investees was $(0.3) million and $0.1 million in the first quarter of 2013 and 2012, respectively. As of March 30, 2013, December 29, 2012 and March 31, 2012, the Company recorded $7.8 million, $5.1 million and $21.0 million, respectively, related to its investments in equity investees, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the sale of its global MEXX business, the Company retains a noncontrolling ownership interest in such business and accounts for its investment at cost. The Company’s cost investment was valued at $10.0 million as of March 30, 2013, December 29, 2012 and March 31, 2012, respectively, and was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

•                  KATE SPADE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

•                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN, LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORE NEW YORK brand.

The Company’s Chief Executive Officer has been identified as the CODM. During the fourth quarter of 2012, the Company determined that its measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA is also a key metric utilized in the Company’s annual bonus and long-term incentive plans. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives and brand-exiting activities; and (iii) losses on asset disposals and impairments. Unallocated Corporate costs also exclude non-cash share-based compensation expense. In addition, Segment Adjusted EBITDA does not include Corporate expenses associated with the following functions: corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities, which are included in Unallocated Corporate costs. The Company does not allocate amounts reported below Operating loss to its reportable segments, other than equity income (loss) in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended March 30, 2013 (13 weeks)
Reportable Segments:
JUICY COUTURE	$98,378	26.4%	$(8,298)	(8.4)%
LUCKY BRAND	116,975	31.5%	5,307	4.5%
KATE SPADE	140,963	37.9%	18,956	13.4%
Adelington Design Group	15,486	4.2%	3,872	25.0%
Corporate	--	--%	(17,369)	--%
Totals	$371,802	100.0%

Three Months Ended March 31, 2012 (13 weeks)
Reportable Segments:
JUICY COUTURE	$110,200	34.7%	$3,067	2.8%
LUCKY BRAND	100,413	31.7%	(931)	(0.9)%
KATE SPADE	86,447	27.3%	16,510	19.1%
Adelington Design Group	20,087	6.3%	1,586	7.9%
Corporate	--	--%	(20,568)	--%
Totals	$317,147	100.0%

The following tables provide a reconciliation to Loss from continuing operations:

	Three Months Ended
In thousands	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$(8,298)	$3,067
LUCKY BRAND	5,307	(931)
KATE SPADE (a)	18,956	16,510
Adelington Design Group	3,872	1,586
Total Reportable Segments Adjusted EBITDA	19,837	20,232
Unallocated Corporate Costs	(17,369)	(20,568)
Depreciation and amortization, net (b)	(16,561)	(16,792)
Charges due to streamlining initiatives and brand-exiting activities and loss on asset disposals and impairments, net (c)	(7,261)	(12,304)
Share-based compensation	(2,080)	(3,452)
Equity loss (income) included in Reportable Segments Adjusted
EBITDA	270	(58)
Operating Loss	(23,164)	(32,942)
Other expense, net(a)	(1,865)	(2,325)
Loss on extinguishment of debt	(1,108)	(2,858)
Interest expense, net	(12,343)	(12,340)
Provision for income taxes	1,008	1,265
Loss from Continuing Operations	$(39,488)	$(51,730)

(a)      Amounts include equity in the (losses) earnings of equity method investees of $(0.3) million and $0.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

(b)      Excludes amortization included in Interest expense, net.

(c)      See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Three Months Ended March 30, 2013 (13 weeks)
Domestic	$329,656	88.7%
International	42,146	11.3%
Total	$371,802	100.0%

Three Months Ended March 31, 2012 (13 weeks)
Domestic	$303,105	95.6%
International	14,042	4.4%
Total	$317,147	100.0%

There were no significant changes in segment assets during the three months ended March 30, 2013.

16.            DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company utilizes foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by KSJ. As of March 30, 2013, the Company had forward contracts maturing through December 2013 to sell 1.5 billion yen for $16.3 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of March 30, 2013, the Company had forward contracts to sell 4.0 billion yen for $42.3 million maturing through June 2013. Transaction gains of $4.0 million related to these derivative instruments were reflected within Other expense, net for the three months ended March 30, 2013.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

March 30, 2013	Other current assets	$16,303	$608	Accrued expenses	$--	$--

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

March 30, 2013	Other current assets	$--	$--	Accrued expenses	$42,277	$157

The following table summarizes the effect of hedged foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
Three months ended March 30, 2013	$768	Cost of goods sold	$9	$--

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

Compensation expense related to the Company’s share-based payment awards totaled $2.1 million and $3.5 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

Three Months Ended
Valuation Assumptions:	March 31, 2012
Weighted-average fair value of options granted	$5.84
Expected volatility	63.3%
Weighted-average volatility	63.3%
Expected term (in years)	5.1
Dividend yield	—
Risk-free rate	0.2% to 3.8%
Expected annual forfeiture	13.5%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2013 and 2012. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under stock option plans as of March 30, 2013 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 29, 2012	5,846,975	$12.21	4.0	$27,218
Granted	20,000	17.85
Exercised	(89,375)	4.42		1,203
Cancelled/expired	(137,425)	23.46
Outstanding at March 30, 2013	5,640,175	$12.08	3.8	$55,364

Vested or expected to vest at March 30, 2013	5,436,420	$12.22	3.7	$53,220

Exercisable at March 30, 2013	3,945,175	$14.26	3.2	$35,225

As of March 30, 2013, there were approximately 1.7 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $3.72.

As of March 30, 2013, there was $4.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the three month periods ended March 30, 2013 and March 31, 2012 was $2.7 million and $3.0 million, respectively.

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

A summary of award activity under restricted stock plans as of March 30, 2013 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 29, 2012 (a) (b)	1,678,350	$8.40
Granted	35,000	16.33
Vested	(139,500)	5.87
Cancelled	(84,500)	7.51
Nonvested stock at March 30, 2013 (a) (b)	1,489,350	$8.88

Expected to vest as of March 30, 2013	334,860	$8.12

___________________

(a)       Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

(b)       Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014.

As of March 30, 2013, there was $1.3 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.1 years. The total fair value of shares vested during the three month periods ended March 30, 2013 and March 31, 2012 was $0.8 million and $2.0 million, respectively.

18.    LEGAL PROCEEDINGS

On January 25, 2013, Gores Malibu Holdings (Luxembourg) S.a.r.l. filed a complaint in the United States District Court for the Southern District of New York against Fifth and Pacific Companies, Inc. and Fifth & Pacific Companies Foreign Holdings, Inc. (amended on February 5, 2013 and to be further amended pursuant to the stipulation entered into among the relevant parties on April 22, 2013, which will add Mexx Europe International, B.V. as a party to the lawsuit and new claims based on an alleged failure by the Company to fulfill the payment arising out of the working capital adjustment dispute referred to below). The complaint claims $25.0 million in damages for alleged breaches of the Merger Agreement related to the sale of the global MEXX business, including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. In addition, the Company and Gores Malibu completed previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that the Company owed approximately $5.0 million to Gores Malibu. The Company cannot currently predict the outcomes of these proceedings, although management does not believe any such outcome will be material to the Company’s financial position, results of operations, liquidity or cash flows.

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

19.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On April 7, 2011 and June 8, 2012, the Company completed its offerings of Senior Notes. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior secured basis by certain of the Company’s current and future domestic subsidiaries, each of which is 100% owned by Fifth & Pacific Companies, Inc. (the “Parent Company Issuer”). The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company’s trademarks and on a second-priority basis by the other assets of the Company and of the guarantors, which secure the Company’s Amended Facility on a first-priority basis.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Assets
Current Assets:
Cash and cash equivalents	$--	$2,632	$13,434	$(8,662)	$7,404
Accounts receivable – trade, net	3,588	83,994	14,908	--	102,490
Inventories, net	1,497	186,661	31,816	--	219,974
Deferred income taxes	--	--	1,490	--	1,490
Intercompany receivable	--	22,739	--	(22,739)	--
Other current assets	18,711	25,403	6,715	--	50,829
Total current assets	23,796	321,429	68,363	(31,401)	382,187

Property and Equipment, Net	5,889	188,743	26,032	--	220,664
Goodwill	--	--	54,706	--	54,706
Intangibles, Net	202	115,574	12,564	--	128,340
Deferred Income Taxes	--	--	133	--	133
Investments in Consolidated Subsidiaries	373,300	109,801	--	(483,101)	--
Intercompany Receivable	2,108	42,353	--	(44,461)	--
Other Assets	9,499	864	29,888	--	40,251
Total Assets	$414,794	$778,764	$191,686	$(558,963)	$826,281

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$47,268	$--	$--	$--	$47,268
Convertible Senior Notes	8,150	--	--	--	8,150
Accounts payable	26,067	112,500	16,760	(8,662)	146,665
Intercompany payable	6,408	--	71,440	(77,848)	--
Accrued expenses	68,628	105,206	23,278	--	197,112
Income taxes payable	--	--	486	--	486
Deferred income taxes	--	--	231	--	231
Total current liabilities	156,521	217,706	112,195	(86,510)	399,912

Long-Term Debt	383,312	--	--	--	383,312
Intercompany Payable	--	--	59,116	(59,116)	--
Other Non-Current Liabilities	45,143	132,680	13,258	--	191,081
Deferred Income Taxes	--	17,450	4,708	--	22,158
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(170,182)	410,928	2,409	(413,337)	(170,182)
Total Liabilities and Stockholders’ (Deficit) Equity	$414,794	$778,764	$191,686	$(558,963)	$826,281

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Assets
Current Assets:
Cash and cash equivalents	$30,840	$4,827	$26,074	$(2,339)	$59,402
Accounts receivable – trade, net	3,155	110,584	13,605	(5,753)	121,591
Inventories, net	340	188,853	31,345	--	220,538
Deferred income taxes	180	--	1,079	--	1,259
Intercompany receivable	--	3,889	--	(3,889)	--
Other current assets	15,903	28,986	4,577	--	49,466
Total current assets	50,418	337,139	76,680	(11,981)	452,256

Property and Equipment, Net	7,331	186,694	25,938	--	219,963
Goodwill	--	--	60,223	--	60,223
Intangibles, Net	217	116,044	15,089	--	131,350
Deferred Income Taxes	--	--	65	--	65
Investments in Consolidated Subsidiaries	357,656	122,568	--	(480,224)	--
Intercompany Receivable	2,084	46,348	--	(48,432)	--
Other Assets	10,552	939	27,175	--	38,666
Total Assets	$428,258	$809,732	$205,170	$(540,637)	$902,523

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$4,345	$--	$--	$--	$4,345
Convertible Senior Notes	18,287	--	--	--	18,287
Accounts payable	16,734	146,707	19,420	(8,156)	174,705
Intercompany payable	7,643	--	52,603	(60,246)	--
Accrued expenses	77,273	124,918	15,273	--	217,464
Income taxes payable	--	--	932	--	932
Deferred income taxes	--	--	116	--	116
Total current liabilities	124,282	271,625	88,344	(68,402)	415,849

Long-Term Debt	383,662	--	--	--	383,662
Intercompany Payable	--	--	63,386	(63,386)	--
Other Non-Current Liabilities	47,244	148,091	13,581	--	208,916
Deferred Income Taxes	--	15,664	5,362	--	21,026
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(126,930)	374,352	34,497	(408,849)	(126,930)
Total Liabilities and Stockholders’ (Deficit) Equity	$428,258	$809,732	$205,170	$(540,637)	$902,523

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

March 31, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Assets
Current Assets:
Cash and cash equivalents	$70,133	$2,192	$7,495	$(114)	$79,706
Accounts receivable – trade, net	1,292	80,067	11,019	--	92,378
Inventories, net	870	167,277	8,545	--	176,692
Deferred income taxes	--	--	168	--	168
Intercompany receivable	--	--	--	--	--
Other current assets	29,148	24,106	5,887	--	59,141
Total current assets	101,443	273,642	33,114	(114)	408,085

Property and Equipment, Net	37,893	173,605	18,217	--	229,715
Goodwill	--	--	1,552	--	1,552
Intangibles, Net	--	116,005	971	--	116,976
Investments in Consolidated Subsidiaries	273,263	22,648	--	(295,911)	--
Intercompany Receivable	--	2,336	--	(2,336)	--
Other Assets	6,045	17,249	17,206	--	40,500
Total Assets	$418,644	$605,485	$71,060	$(298,361)	$796,828

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$4,543	$--	$--	$--	$4,543
Convertible Senior Notes	61,061	--	--	--	61,061
Accounts payable	7,681	100,635	5,280	(114)	113,482
Intercompany payable	14,211	2,010	41,260	(57,481)	--
Accrued expenses	105,431	99,991	13,345	--	218,767
Income taxes payable	--	--	557	--	557
Deferred income taxes	--	--	16	--	16
Total current liabilities	192,927	202,636	60,458	(57,595)	398,426

Long-Term Debt	331,920	--	--	--	331,920
Intercompany Payable	--	--	17,277	(17,277)	--
Other Non-Current Liabilities	55,700	144,941	13,331	--	213,972
Deferred Income Taxes	--	13,953	460	--	14,413
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(161,903)	243,955	(20,466)	(223,489)	(161,903)
Total Liabilities and Stockholders’ (Deficit) Equity	$418,644	$605,485	$71,060	$(298,361)	$796,828

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three Months Ended March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$3,617	$326,039	$42,146	$--	$371,802
Cost of goods sold	2,357	147,996	17,260	--	167,613
Gross Profit	1,260	178,043	24,886	--	204,189
Selling, general & administrative expenses	1,421	198,452	27,480	--	227,353
Operating Loss	(161)	(20,409)	(2,594)	--	(23,164)
Other expense, net	(1,079)	(57)	(729)	--	(1,865)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(25,032)	(2,913)	--	27,945	--
Loss on extinguishment of debt	(1,108)	--	--	--	(1,108)
Interest (expense) income, net	(12,108)	331	(566)	--	(12,343)
(Loss) Income Before Provision (Benefit) for Income Taxes	(39,488)	(23,048)	(3,889)	27,945	(38,480)
Provision (benefit) for income taxes	--	1,425	(417)	--	1,008
(Loss) Income from Continuing Operations	(39,488)	(24,473)	(3,472)	27,945	(39,488)
Discontinued operations, net of income taxes	(1,753)	(193)	(10,740)	--	(12,686)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(10,933)	(10,393)	--	21,326	--
Net (Loss) Income	$(52,174)	$(35,059)	$(14,212)	$49,271	$(52,174)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Three Months Ended March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(52,174)	$(35,059)	$(14,212)	$49,271	$(52,174)
Other Comprehensive (Loss) Income, Net of Income Taxes	(4,074)	(3,778)	(3,963)	7,741	(4,074)
Comprehensive (Loss) Income	$(56,248)	$(38,837)	$(18,175)	$57,012	$(56,248)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three Months Ended March 31, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$3,598	$299,507	$14,042	$--	$317,147
Cost of goods sold	3,527	128,621	5,892	--	138,040
Gross Profit	71	170,886	8,150	--	179,107
Selling, general & administrative expenses	891	201,551	9,607	--	212,049
Operating Loss	(820)	(30,665)	(1,457)	--	(32,942)
Other expense, net	(481)	(665)	(1,179)	--	(2,325)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(35,333)	(2,651)	--	37,984	--
Loss on extinguishment of debt	(2,858)	--	--	--	(2,858)
Interest (expense) income, net	(12,263)	17	(94)	--	(12,340)
(Loss) Income Before (Benefit) Provision for Income Taxes	(51,755)	(33,964)	(2,730)	37,984	(50,465)
(Benefit) provision for income taxes	(25)	1,184	106	--	1,265
(Loss) Income from Continuing Operations	(51,730)	(35,148)	(2,836)	37,984	(51,730)
Discontinued operations, net of income taxes	(1,682)	(3,000)	(4,228)	--	(8,910)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(7,228)	1,437	--	5,791	--
Net (Loss) Income	$(60,640)	$(36,711)	$(7,064)	$43,775	$(60,640)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Three Months Ended March 31, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(60,640)	$(36,711)	$(7,064)	$43,775	$(60,640)
Other Comprehensive Income (Loss), Net of Income Taxes	16	525	127	(652)	16
Comprehensive (Loss) Income	$(60,624)	$(36,186)	$(6,937)	$43,123	$(60,624)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net cash (used in) provided by operating activities	$(24,527)	$(46,869)	$11,634	$(6,323)	$(66,085)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,216)	(16,621)	(2,808)	--	(20,645)
Payments for in-store merchandise shops	--	(267)	(125)	--	(392)
Investments in and advances to equity investees	--	--	(3,000)	--	(3,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(40,672)	76,168	(35,496)	--	--
Other, net	(269)	214	3	--	(52)
Net cash used in investing activities of discontinued operations	--	--	(2,461)	--	(2,461)
Net cash (used in) provided by investing activities	(42,157)	59,494	(43,887)	--	(26,550)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	136,385	--	--	--	136,385
Repayment of borrowings under revolving credit agreement	(92,301)	--	--	--	(92,301)
(Decrease) increase in intercompany loans	(1,259)	(14,855)	16,114	--	--
Principal payments under capital lease obligations	(1,161)	--	--	--	(1,161)
Proceeds from exercise of stock options	395	--	--	--	395
Payment of deferred financing fees	(444)	--	--	--	(444)
Net cash provided by (used in) financing activities	41,615	(14,855)	16,114	--	42,874

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,771)	35	3,499	--	(2,237)
Net Change in Cash and Cash Equivalents	(30,840)	(2,195)	(12,640)	(6,323)	(51,998)
Cash and Cash Equivalents at Beginning of Period	30,840	4,827	26,074	(2,339)	59,402
Cash and Cash Equivalents at End of Period	$--	$2,632	$13,434	$(8,662)	$7,404

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net cash (used in) provided by operating activities	$(13,434)	$(12,764)	$(10,947)	$51	$(37,094)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,273)	(9,489)	(654)	--	(13,416)
Payments for in-store merchandise shops	--	(565)	(60)	--	(625)
Investments in and advances to equity investees	--	--	(3,000)	--	(3,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(660)	3,419	(2,759)	--	--
Other, net	(158)	121	(2)	--	(39)
Net cash used in investing activities	(4,091)	(6,514)	(6,475)	--	(17,080)

Cash Flows from Financing Activities:
Repayment of Euro Notes	(53,234)	--	--	--	(53,234)
(Decrease) increase in intercompany loans	(10,906)	295	10,611	--	--
Principal payments under capital lease obligations	(1,094)	--	--	--	(1,094)
Proceeds from exercise of stock options	5,473	--	--	--	5,473
Payment of deferred financing fees	(25)	--	--	--	(25)
Net cash (used in) provided by financing activities	(59,786)	295	10,611	--	(48,880)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,661	873	(710)	--	2,824

Net Change in Cash and Cash Equivalents	(74,650)	(18,110)	(7,521)	51	(100,230)
Cash and Cash Equivalents at Beginning of Period	144,783	20,302	15,016	(165)	179,936
Cash and Cash Equivalents at End of Period	$70,133	$2,192	$7,495	$(114)	$79,706

20.                               SUBSEQUENT EVENTS

On April 24, 2013, the Company entered into a purchase and sale agreement for its North Bergen, New Jersey office building. The agreement provides for a sale price of $9.3 million, and upon closing the Company expects to enter into a leaseback with a 12-year term and two five-year renewal options. The transaction is expected to close in the second quarter of 2013.

On April 18, 2013, the Company entered into a third amendment to and restatement of its Amended Facility (see Note 9 – Debt and Lines of Credit).

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

•                  KATE SPADE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

•                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN(*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

___________

(*)  Our agreement to supply DANA BUCHMAN branded jewelry to Kohl’s expires on October 11, 2013.

The operations associated with our former licensed DKNY® Jeans family of brands concluded in January 2012 and were included in the results of the Adelington Design Group segment.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions and to execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, continuing to drive profitable growth at KATE SPADE, sustaining recent improved performance in our LUCKY BRAND business and improving the operations, results and executing turn around actions at our JUICY COUTURE business while expanding its international operations. Our plan to improve operations and results at our JUICY COUTURE brand includes implementing improved pricing, merchandising and inventory allocation strategies, reworking the merchandising and design of handbags and other accessories to be more in-line aesthetically with the apparel and relaunching the JUICY COUTURE intimates business and introducing JUICY COUTURE activewear.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2012 Annual Report on Form 10-K.

Recent Developments and Operational Initiatives

During 2012 and the first quarter of 2013, we continued to pursue transactions and initiatives with a significant impact on our portfolio of brands and which improve our operations or liquidity.

During the first quarter of 2013, we launched the KATE SPADE SATURDAY brand in Japan and the US. We have executed restructuring actions at JUICY COUTURE and hired a new CEO to lead turnaround efforts at that brand and continued to reduce corporate costs.

On October 31, 2012, our wholly-owned subsidiary Kate Spade, LLC, through its own wholly-owned Japanese subsidiary KSJ Co., Ltd. (“KSJ”), a Japanese kabushiki kaisha, acquired the 51.0% interest (the “KSJ Buyout”) in KSJ that was previously held by Sanei International Co., LTD, (“Sanei”). KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE businesses in Japan, and KATE SPADE will continue to operate such businesses in Japan through its Japanese subsidiary. The purchase price for the KSJ Buyout was $41.0 million, net of $0.4 million of cash acquired.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center (the “Ohio Facility”), which was previously expected to be completed in the fourth quarter of 2012. In August 2011, we entered into an agreement with Li & Fung Limited (“Li & Fung”) for distribution services in the United States for our Company-owned retail stores, as well as for our wholesale business. In August 2012, we encountered systems and operational issues that delayed the migration of our product distribution function out of the Ohio Facility, resulting in increased operating costs during the second half of 2012. Subsequently, we determined that it would be advisable to discontinue the migration of the product distribution function to Li & Fung, and we mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. In connection with such expiration, we have discontinued the migration of our distribution function to Li & Fung and have decided to continue to utilize the Company-owned Ohio Facility for such function. On February 5, 2013, we entered into a contract with a third-party facility operations and labor management company to provide distribution operations services at the Ohio Facility under a variable cost structure.

Debt and Liquidity Enhancements

In April 2013, we completed the third amendment to and restatement of our revolving credit facility (as amended to date, the “Amended Facility”), which extended the maturity date from August 2014 to April 2018.

Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. See “Financial Position, Liquidity and Capital Resources.”

On January 22, 2013, a holder of $11.2 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) converted all of such outstanding Convertible Notes into 3.2 million shares of our common stock.

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. We have also engaged more extensively in direct shipping and other arrangements. We expect that our streamlining initiatives will provide long-term cost savings. We will also continue to closely manage spending, with 2013 capital expenditures expected to be approximately $105.0 - $115.0 million, compared to $85.8 million in 2012.

For a discussion of certain risks relating to our recent initiatives, see “Item 1A – Risk Factors” in this Form 10-Q and in our 2012 Annual Report on Form 10-K.

Discontinued Operations

We have completed various disposal transactions including: (i) the closure of our LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (ii) the closure of our MONET concessions in Europe in December 2011; (iii) the sale of an 81.25% interest in the global MEXX business in October 2011; and (iv) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The activities of the global MEXX business, our KENSIE, KENSIE GIRL and MAC & JAC brands, our closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented.

Overall Results for the Three Months Ended March 30, 2013

Net Sales

Net sales for the first three months of 2013 were $371.8 million, an increase of $54.7 million, or 17.2%, compared to net sales for the first three months of 2012. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by declines in net sales within our JUICY COUTURE and Adelington Design Group segments. Net sales for the first three months of 2013 included $25.1 million of KSJ net sales in our consolidated results.

Gross Profit and Loss from Continuing Operations

Gross profit in the first three months of 2013 was $204.2 million, an increase of $25.1 million compared to the first three months of 2012, primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our JUICY COUTURE segment. Our gross profit rate decreased from 56.5% in 2012 to 54.9% in 2013 due to increased promotion activity at JUICY COUTURE and a higher percentage of wholesale sales at our LUCKY BRAND segment.

We recorded a loss from continuing operations of $39.5 million in the first three months of 2013, as compared to a loss from continuing operations of $51.7 million in the first three months of 2012. The period-over-period change primarily reflected: (i) an increase in gross profit; (ii) a loss on extinguishment of debt of $1.1 million in the first quarter of 2013 compared to $2.9 million in the first quarter of 2012; (iii) a decrease in Other expense, net; and (iv) an increase in Selling, general & administrative expenses (“SG&A”).

Balance Sheet

We ended the first three months of 2013 with a net debt position (total debt less cash and marketable securities) of $431.3 million as compared to $317.1 million at the end of the first three months of 2012. The $114.2 million increase in our net debt primarily reflected: (i) the funding of $92.8 million of capital and in-store shop expenditures over the last 12 months; (ii) the payment of $41.0 million for the KSJ Buyout; and (iii) the conversion of $60.4 million aggregate principal amount of our Convertible Notes into 17.4 million shares of our common stock. We also used $10.6 million of cash from continuing operations over the past 12 months, which included a $20.0 million advance refunded to J.C. Penney Corporation, Inc. (“JCPenney”) on February 8, 2013.

RESULTS OF OPERATIONS

As discussed above, we present our results based on four reportable segments.

THREE MONTHS ENDED MARCH 30, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

The following table sets forth our operating results for the three months ended March 30, 2013 (comprised of 13 weeks) compared to the three months ended March 31, 2012 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)	$	%

Net Sales	$371.8	$317.1	$54.7	17.2%

Gross Profit	204.2	179.1	25.1	14.0%

Selling, general & administrative expenses	227.4	212.0	(15.4)	(7.2)%

Operating Loss	(23.2)	(32.9)	9.7	29.7%

Other expense, net	(1.9)	(2.3)	0.4	19.8%

Loss on extinguishment of debt	(1.1)	(2.9)	1.8	61.2%

Interest expense, net	(12.3)	(12.3)	--	*

Provision for income taxes	1.0	1.3	0.3	20.3%

Loss from Continuing Operations	(39.5)	(51.7)	12.2	23.7%

Discontinued operations, net of income taxes	(12.7)	(8.9)	(3.8)	(42.4)%

Net Loss	$(52.2)	$(60.6)	$8.4	14.0%

____________________

*   Not meaningful.

Net Sales

Net sales for the first quarter of 2013 were $371.8 million, an increase of $54.7 million, or 17.2%, when compared to the first quarter of 2012.

Net sales results for our segments are provided below:

•                  JUICY COUTURE net sales were $98.4 million, a 10.7% decrease compared to 2012, which primarily reflected decreases in our wholesale non-apparel, wholesale apparel and specialty retail operations, partially offset by an increase in our outlet operations.

We ended the quarter with 75 specialty retail stores, 53 outlet stores and 2 concessions, reflecting the net closure over the last 12 months of 3 specialty retail stores and 3 concessions and the net addition of 2 outlet stores. Key operating metrics for our JUICY COUTURE retail operations included the following:

—           Average retail square footage in the first three months of 2013 was approximately 418 thousand square feet, a 1.4% decrease compared to 2012;

—           Sales productivity was $134 per average square foot as compared to $132 for the first three months of

2012; and

—           Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 1.7% in the first three months of 2013.

•                 LUCKY BRAND net sales were $117.0 million, a 16.5% increase compared to 2012, reflecting increases in our wholesale apparel and outlet operations, partially offset by a decrease in our wholesale non-apparel operations.

We ended the quarter with 171 specialty retail stores and 50 outlet stores, reflecting the net addition over the last 12 months of 9 outlet stores and the net closure of 7 specialty retail stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—           Average retail square footage in the first three months of 2013 was approximately 560 thousand square feet, a 0.8% increase compared to 2012;

—           Sales productivity was $106 per average square foot as compared to $104 for the first three months of 2012; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 1.6% in the first three months of 2013.

•                  KATE SPADE net sales were $141.0 million, a 63.1% increase compared to 2012, reflecting increases across substantially all operations in the segment. Net sales for the first three months of 2013 included $25.1 million of KSJ net sales.

We ended the quarter with 86 specialty retail stores, 41 outlet stores and 35 concessions, reflecting the net addition over the last 12 months of 13 specialty retail stores, 12 outlet stores and 3 concessions and the acquisition of 21 specialty retail stores and 32 concessions resulting from the KSJ Buyout. Key operating metrics for our KATE SPADE retail operations included the following:

—           Average retail square footage in the first three months of 2013 was approximately 224 thousand square feet, a 42.0% increase compared to 2012;

—           Sales productivity was $261 per average square foot as compared to $206 for the first three months of 2012; and

—           Comparable direct-to-consumer net sales, including e-commerce, increased by 21.9% in the first three months of 2013.

•                  Adelington Design Group net sales were $15.5 million, a decrease of $4.6 million, or 22.9%, compared to 2012, primarily reflecting a $3.8 million decrease in net sales primarily related to our former licensed DKNY® Jeans brand and other brands that have been licensed or exited.

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

Gross Profit

Gross profit in the first quarter of 2013 was $204.2 million (54.9% of net sales), compared to $179.1 million (56.5% of net sales) in the first quarter of 2012. The increase in gross profit is primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our JUICY COUTURE segment. Our gross profit rate decreased from 56.5% in 2012 to 54.9% in 2013 due to increased promotion activity at JUICY COUTURE and a higher percentage of wholesale sales at our LUCKY BRAND segment.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $15.4 million, or 7.2%, to $227.4 million in the first quarter of 2013 compared to the first quarter of 2012. The increase in SG&A reflected the following:

•

A $34.5 million increase in SG&A in our KATE SPADE and LUCKY BRAND segments, primarily related to direct-to-consumer expansion reflecting: (i) increased compensation related expenses; (ii) increased rent and other store operating expenses; and (iii) increased e-commerce fees and advertising expenses. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY.

•	A $16.0 million decrease associated with reduced costs at Corporate and in our JUICY COUTURE and Adelington Design Group segments; and
•	A $3.1 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities.

SG&A as a percentage of net sales was 61.1%, compared to 66.9% in 2012, primarily reflecting increased net sales in our KATE SPADE and LUCKY BRAND segments, which exceeded the proportionate increase in SG&A in those segments, and reduced SG&A in our Adelington Design Group segment.

Operating Loss

Operating loss for the first quarter of 2013 was $23.2 million ((6.2)% of net sales) compared to an operating loss of $32.9 million ((10.4)% of net sales) in 2012.

Other Expense, Net

Other expense, net amounted to $1.9 million and $2.3 million in the three months ended March 30, 2013 and March 31, 2012, respectively. Other expense, net consists primarily of (i) foreign currency transaction gains and losses and (ii) equity in the (losses) earnings of our equity investees.

Loss on Extinguishment of Debt

During the first quarter of 2013, we recorded a $1.1 million loss in connection with the conversion of $11.2 million of our Convertible Notes into 3.2 million shares of our common stock. During the first quarter of 2012, we recorded a $2.9 million loss on the extinguishment of debt in connection with the conversion of $22.6 million of our Convertible Notes into 6.5 million shares of our common stock and the repurchase of 40.0 million euro aggregate principal amount of our 5.0% Notes due July 2013 (the “Euro Notes”).

Interest Expense, Net

Interest expense, net was $12.3 million for the three months ended March 30, 2013 and March 31, 2012, respectively, primarily reflecting an increase of $3.4 million in interest expense related to the Senior Notes, substantially offset by a $3.2 million decrease in interest on the Euro Notes and Convertible Notes.

Provision for Income Taxes

The income tax provision of $1.0 million and $1.3 million for the three months ended March 30, 2013 and March 31, 2012, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first quarter of 2013 decreased to $39.5 million, or (10.6)% of net sales, from $51.7 million in the first quarter of 2012, or (16.3)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.33) in 2013 and $(0.51) in 2012.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first quarter of 2013 was $12.7 million, reflecting a loss on disposal of discontinued operations of $11.5 million and a $1.2 million loss from discontinued operations. Loss from discontinued operations in the first quarter of 2012 was $8.9 million, reflecting a loss on disposal of discontinued

operations of $6.2 million and a $2.7 million loss from discontinued operations. EPS from discontinued operations was $(0.11) in 2013 and $(0.09) in 2012.

Net Loss

Net loss in the first quarter of 2013 decreased to $52.2 million from $60.6 million in the first quarter of 2012. EPS was $(0.44) in 2013 and $(0.60) in 2012.

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

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Three Months Ended		Variance
In thousands	March 30, 2013 (13 Weeks)	March 31, 2012 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$(8,298)	$3,067	$(11,365)	*
LUCKY BRAND	5,307	(931)	6,238	*
KATE SPADE (a)	18,956	16,510	2,446	14.8%
Adelington Design Group	3,872	1,586	2,286	*
Total Reportable Segments Adjusted EBITDA	19,837	20,232
Unallocated Corporate Costs	(17,369)	(20,568)
Depreciation and amortization, net (b)	(16,561)	(16,792)
Charges due to streamlining initiatives and brand-exiting activities and loss on asset disposals and impairments, net (c)	(7,261)	(12,304)
Share-based compensation	(2,080)	(3,452)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	270	(58)
Operating Loss	(23,164)	(32,942)
Other expense, net (a)	(1,865)	(2,325)
Loss on extinguishment of debt	(1,108)	(2,858)
Interest expense, net	(12,343)	(12,340)
Provision for income taxes	1,008	1,265
Loss from Continuing Operations	$(39,488)	$(51,730)

________________

*    Not meaningful.

(a)    Amounts include equity in the (losses) earnings of equity method investees of $(0.3) million and $0.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

(b)    Excludes amortization included in Interest expense, net.

(c)    See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the three months ended March 30, 2013 and March 31, 2012 follows:

•

JUICY COUTURE Adjusted EBITDA for the first quarter of 2013 was $(8.3) million ((8.4)% of net sales), compared to Adjusted EBITDA of $3.1 million (2.8% of net sales) in 2012. The period-over-period change reflected decreased gross profit, partially offset by reduced SG&A.

•

LUCKY BRAND Adjusted EBITDA for the first quarter of 2013 was $5.3 million (4.5% of net sales), compared to Adjusted EBITDA of $(0.9) million ((0.9)% of net sales) in 2012. The period-over-period change reflected increased gross profit, as discussed above, partially offset by an increase in SG&A related to payroll related expenses and e-commerce fees.

•

KATE SPADE Adjusted EBITDA for the first quarter of 2013 was $19.0 million (13.4% of net sales), compared to $16.5 million (19.1% of net sales) in 2012. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, e-commerce fees and advertising expenses. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY. The decrease in the Segment Adjusted EBITDA margin resulted from the reporting impact of the KSJ acquisition, the launch of KATE SPADE SATURDAY and the expansion of JACK SPADE. KATE SPADE Adjusted EBITDA for 2013 included $1.3 million of incremental Adjusted EBITDA from KSJ.

•

Adelington Design Group Adjusted EBITDA for the first quarter of 2013 was $3.9 million (25.0% of net sales), compared to Adjusted EBITDA of $1.6 million (7.9% of net sales) in 2012. The increase in Adjusted EBITDA reflected increased gross profit and reduced SG&A.

Unallocated Corporate costs include costs for corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities.  Unallocated Corporate costs decreased to $17.4 million for the three months ended March 30, 2013 compared to $20.6 million for the three months ended March 31, 2012 due to reduced payroll and related expenses, which resulted principally from corporate streamlining actions executed throughout 2012 and continued into 2013, which included reductions in staff. We also decreased discretionary spending.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund outstanding liabilities and any remaining efforts associated with our streamlining initiatives; (iv) invest in our information systems; (v) fund operational and contractual obligations, including the reacquisition of the existing KATE SPADE businesses in Southeast Asia expected to occur early in the first quarter of 2014; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources and Uses of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

6.0% Convertible Senior Notes. The Convertible Notes are convertible during any fiscal quarter if the last reported sale price of our common stock during 20 out of the last 30 trading days in the prior fiscal quarter equals or exceeds $4.2912 (which is 120% of the conversion price). As a result of stock price performance, the Convertible Notes were convertible during the first quarter of 2013 and are convertible during the second quarter of 2013. If the Convertible Notes are surrendered for conversion, we may settle the conversion value of each of the Convertible Notes in the form of cash, stock or a combination of cash and stock, at our discretion.

During the first quarter of 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 3.2 million shares of our common stock, leaving $8.8 million of Convertible Notes outstanding as of March 30, 2013.

10.5% Senior Secured Notes. We used the net proceeds of $212.9 million from the April 7, 2011 issuance of 10.5% Senior Secured Notes due April 15, 2019 (the “Original Notes,” together with the Senior Secured Notes (the

“Additional Notes”), the “Senior Notes”) primarily to fund a tender offer (the “Tender Offer”) to repurchase 128.5 million euro aggregate principal amount of our then-outstanding Euro Notes. The remaining proceeds were used for general corporate purposes. On June 8, 2012, we completed the offering of the Additional Notes. We used a portion of the net proceeds of the offering of the Additional Notes to repay outstanding borrowings under our Amended Facility and to fund the redemption of 52.9 million euro aggregate principal of Euro Notes on July 12, 2012. We used the remaining proceeds to fund a portion of the purchase of a 51.0% interest in KSJ and for general corporate purposes.

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

Pursuant to a registration rights agreement executed as part of the offering of Original Notes, we agreed, on or before April 7, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Original Notes) whose issuance is registered with the SEC in exchange for the Original Notes (the “Original Notes Exchange Offer”); and (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Original Notes.

We filed and had declared effective a registration statement on Form S-4 (the “Form S-4 Registration Statement”) registering the Original Notes Exchange Offer and on February 13, 2013 commenced the Original Notes Exchange Offer, which expired on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to the Original Notes, we were required to pay additional interest on the Original Notes until the Original Notes Exchange Offer was completed on March 20, 2013. All accrued and unpaid additional interest was paid on the Senior Notes issued in the Original Notes Exchange Offer on April 15, 2013 to holders of record on April 1, 2013.

Pursuant to a registration rights agreement executed as part of the offering of Additional Notes, the Company agreed, on or before October 15, 2012, (i) to use reasonable best efforts to consummate an offer to issue new Senior Notes (having terms substantially identical to those of the Additional Notes) whose issuance is registered with the SEC in exchange for the Additional Notes (the “Additional Notes Exchange Offer”); (ii) if required, to have a shelf registration statement declared effective with respect to resales of the Additional Notes; and (iii) complete the Original Notes Exchange Offer.

The Form S-4 Registration Statement also covered the Additional Notes Exchange Offer, which commenced on February 13, 2013 and expired on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to Additional Notes, we were required to pay additional interest on the Additional Notes until the Original Notes Exchange Offer and the Additional Notes Exchange Offer were completed. All accrued and unpaid additional interest was paid on the Senior Notes issued in the Additional Notes Exchange Offer on April 15, 2013 to holders of record on April 1, 2013.

Amended Facility. On April 18, 2013, we completed a third amendment to the Amended Facility, which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility is the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed

$65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

The Amended Facility restricts our ability to, among other things, incur indebtedness, grant liens, issue cash dividends, enter into mergers, consolidations, liquidations and dissolutions, change lines of business, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the amended terms and conditions: (i) provide for a decrease in fees and interest rates (including eurocurrency spreads of 1.75% to 2.25% over LIBOR, depending on the level of availability); (ii) provide improved advance rates on eligible inventory; (iii) require us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing 12 month basis if minimum aggregate borrowing availability falls below $35.0 million, or 10.0% of the commitments then in effect; (iv) require us to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under such facility falls below the greater of $40.0 million and 12.5% of the lesser of the borrowing base and aggregate commitments; (v) permit the acquisition of certain joint venture interests and certain distribution territories; (vi) decrease specified aggregate availability conditions to making certain other investments; and (vii) permit certain other acquisitions, investments, restricted payments, debt prepayments and incurrence of unsecured indebtedness if we are able to satisfy specified payment conditions.

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

Cash and Debt Balances. We ended the first three months of 2013 with $7.4 million in cash and marketable securities, compared to $80.4 million at the end of the first three months of 2012 and with $438.7 million of debt outstanding at the end of the first three months of 2013, compared to $397.5 million at the end of the first three months of 2012. The $114.2 million increase in our net debt primarily reflected: (i) the funding of $92.8 million of capital and in-store shop expenditures over the last 12 months; (ii) the payment of $41.0 million for the KSJ Buyout; and (iii) the conversion of $60.4 million aggregate principal amount of our Convertible Notes into 17.4 million shares of our common stock. We also used $10.6 million of cash from continuing operations over the past 12 months, which included a $20.0 million advance refunded to JCPenney on February 8, 2013.

Accounts Receivable increased $10.1 million, or 10.9%, at March 30, 2013 compared to March 31, 2012, primarily due to increased wholesale sales in our LUCKY BRAND and KATE SPADE segments and the impact of the KSJ Buyout, partially offset by decreased wholesale sales in our JUICY COUTURE segment. Accounts receivable decreased $19.1 million, or 15.7%, at March 30, 2013 compared to December 29, 2012, primarily reflecting timing of wholesale shipments.

Inventories increased $43.3 million, or 24.5% at March 30, 2013 compared to March 31, 2012, primarily due to an increase in KATE SPADE inventory to support growth initiatives and the impact of the acquisition of KSJ. Inventories decreased $0.6 million, or 0.3%, compared to December 29, 2012, primarily due to a decrease in JUICY COUTURE and LUCKY BRAND inventory, partially offset by an increase in KATE SPADE inventory.

Borrowings under our prior Amended Facility peaked at $75.3 million during the first three months of 2013, compared to zero borrowings during the first three months of 2012. Outstanding borrowings were $44.1 million at March 30, 2013, compared to zero at March 31, 2012.

Net cash used in operating activities of our continuing operations was $66.2 million in the first three months of 2013, compared to $31.1 million in the first three months of 2012. This $35.1 million period-over-period increase in the use of cash was primarily due to a $41.5 million decrease in working capital items, including a $20.0 million refund paid to JCPenney during the first quarter of 2013, partially offset by reduced losses in 2013 compared to 2012 (excluding depreciation and amortization, foreign currency gains and losses and other non-cash items). The operating activities of our discontinued operations provided $0.2 million and used $6.0 million of cash in the three months ended March 30, 2013 and March 31, 2012, respectively.

Net cash used in investing activities of our continuing operations was $24.1 million in the first three months of 2013, compared to $17.1 million in the first three months of 2012. Net cash used in investing activities in the three months ended March 30, 2013 primarily reflected the use of $21.0 million for capital and in-store shop expenditures and $3.0 million for investments in and advances to KS China Co., Limited (“KSC”), our equity investee. Net cash used in investing activities in the three months ended March 31, 2012 primarily reflected the use of $14.0 million for capital and in-store shop expenditures and $3.0 million for investments in and advances to KSC. The investing activities of our discontinued operations used $2.5 million in the three months ended March 30, 2013.

Net cash provided by (used in) financing activities of our continuing operations was $42.9 million in the first three months of 2013, compared to $(48.9) million in the first three months of 2012. The $91.8 million period-over-period change primarily reflected the absence of cash used in 2013 for the repayment of the Euro Notes, which used $53.2 million in 2012 and an increase in net cash provided by borrowing activities under our Amended Facility of $44.1 million, partially offset by a decrease in proceeds from the exercise of stock options of $5.1 million.

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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 128 such leases. As of March 30, 2013, the future aggregate payments under these leases amounted to $176.3 million and extended to various dates through 2025.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which was expected to result in the termination of all or a significant portion of our union employees (see Note 11 of Notes to Condensed Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of March 30, 2013, the accrued withdrawal liability was $13.2 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

We established KSC in June 2011. We made capital contributions to KSC of $3.0 million in the first quarter of 2013 and 2012 and are required to make an additional capital contribution to KSC of $2.5 million during the remainder of 2013.

Additionally, in June 2011, we agreed that we or one of our affiliates will reacquire the existing KATE SPADE businesses in Southeast Asia in January 2014 from Globalluxe Kate Spade HK Limited (“Globalluxe”), with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

On January 25, 2013, Gores Malibu Holdings (Luxembourg) S.a.r.l. filed a complaint in the United States District Court for the Southern District of New York against Fifth and Pacific Companies, Inc. and Fifth & Pacific Companies Foreign Holdings, Inc. (amended on February 5, 2013 and to be further amended pursuant to the stipulation entered into among the relevant parties on April 22, 2013, which will add Mexx Europe International, B.V. as a party to the lawsuit and new claims based on an alleged failure by us to fulfill the payment arising out of the working capital adjustment dispute referred to below). The complaint claims $25.0 million in damages for alleged breaches of the Merger Agreement related to the sale of the global MEXX business, including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. In addition, we and Gores Malibu completed previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that we owed approximately $5.0 million to Gores Malibu. We cannot currently predict the outcomes of these proceedings, although management does not believe any such outcome will be material to our financial position, results of operations, liquidity or cash flows.

On April 24, 2013, we entered into a purchase and sale agreement for its North Bergen, New Jersey office building. The agreement provides for a sale price of $9.3 million, and upon closing we expect to enter into a leaseback with a 12-year term and two five-year renewal options. The transaction is expected to close in the second quarter of 2013.

Our 2013 capital expenditures are expected to be $105.0 - $115.0 million, compared to $85.8 million in 2012. These expenditures primarily relate to our plan to open 80 – 85 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and our Amended Facility.

Debt consisted of the following:

In thousands	March 30, 2013	December 29, 2012	March 31, 2012

5.0% Euro Notes (a)	$--	$--	$108,654
6.0% Convertible Senior Notes (b)	8,150	18,287	61,061
10.5% Senior Secured Notes (c)	383,312	383,662	220,082
Revolving credit facility	44,084	--	--
Capital lease obligations	3,184	4,345	7,727
Total debt	$438,730	$406,294	$397,524

___________________

(a)             The change in the balance of these euro-denominated notes reflected the repurchase of the remaining Euro Notes since March 31, 2012.

(b)              The balance at March 30, 2013, December 29, 2012 and March 31, 2012 represented principal of $8.8 million, $19.9 million and $69.2 million, respectively and an unamortized debt discount of $0.6 million, $1.6 million and $8.1 million, respectively.

(c)               The increase in the balance reflected the issuance of $152.0 million aggregate principal amount of Senior Secured Notes (the “Additional Notes”) at 108.25% of par value on June 8, 2012.

As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, on April 18, 2013, we completed a third amendment to and restatement of our Amended Facility. Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. For information regarding our debt and credit instruments, refer to Note 9 of Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of March 30, 2013, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases and intercompany loans mainly of our recently acquired KATE SPADE business in Japan. As of March 30, 2013, the Company had forward contracts maturing through December 2013 to sell 1.5 billion yen for $16.3 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of March 30, 2013, we had forward contracts to sell 4.0 billion yen for $42.3 million maturing through June 2013. Transaction gains of $4.0 million related to these derivative instruments were reflected within Other expense, net for the three months ended March 30, 2013. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There were no significant changes in our critical accounting policies during the three months ended March 30, 2013. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of December 29, 2012 and March 31, 2012, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility. As of March 30, 2013, our exposure to changing market rates was as follows:

Dollars in millions	March 30, 2013
Variable rate debt	$44.1
Average interest rate	5.50%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended March 30, 2013.

As of March 30, 2013, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Convertible Notes and Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

As of March 30, 2013, we had forward contracts with net notional amounts of $58.6 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $0.5 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $6.1 million at March 30, 2013. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $5.6 million at March 30, 2013. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2013, Gores Malibu Holdings (Luxembourg) S.a.r.l. filed a complaint in the United States District Court for the Southern District of New York against Fifth and Pacific Companies, Inc. and Fifth & Pacific Companies Foreign Holdings, Inc. (amended on February 5, 2013 and to be further amended pursuant to the stipulation entered into among the relevant parties on April 22, 2013, which will add Mexx Europe International, B.V. as a party to the lawsuit and new claims based on an alleged failure by us to fulfill the payment arising out of the working capital adjustment dispute referred to below). The complaint claims $25.0 million in damages for alleged breaches of the Merger Agreement related to the sale of the global MEXX business, including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. In addition, we and Gores Malibu completed previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that we owed approximately $5.0 million to Gores Malibu. We cannot currently predict the outcomes of these proceedings, although management does not believe any such outcome will be material to our financial position, results of operations, liquidity or cash flows.

On November 27, 2012, Kate Spade LLC received a demand letter from Saturdays Surf LLC, a company that sells surfboards, wetsuits, and men’s apparel, alleging that the name of KATE SPADE’s new global women’s lifestyle brand, “KATE SPADE SATURDAY,” infringes the trademark rights of Saturdays Surf LLC. On December 19, 2012, Kate Spade LLC filed a complaint in the United States District Court for the Southern District of New York seeking a declaration that its KATE SPADE SATURDAY trademark does not infringe the trademark rights of Saturdays Surf LLC. Saturdays Surf LLC filed an answer and counterclaims on February 7, 2013. On February 13, 2013, Saturdays Surf LLC filed a motion for a temporary restraining order and preliminary injunction to block us from launching KATE SPADE SATURDAY. On the same day, the District Court denied the motion for a temporary restraining order, allowing the launch to go forward as planned, and set a schedule for expedited briefing, discovery, and hearing on the preliminary injunction motion. The Court subsequently combined the preliminary injunction hearing with a full trial on the merits, which is expected to be heard May 28-30, 2013. That trial will consider solely prospective injunctive relief; Saturdays Surf LLC has dropped all of its claims for damages. We are vigorously defending against these claims, and based on our examination of this matter and our experience to date, while there can be no assurances that an adverse decision would not have a material adverse impact on our results of operations, liquidity or cash flows, we believe we are likely to prevail.

The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 29, 2012, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

There have not been any material changes during the quarter ended March 30, 2013 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012, other than the following:

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

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund outstanding liabilities and any remaining efforts associated with our streamlining initiatives; (iv) invest in our information systems; (v) fund general operational and contractual obligations, including the reacquisition of the existing KATE SPADE businesses in Southeast Asia expected to occur early in the first quarter of 2014; and (vi) potentially repurchase or retire debt obligations.

On April 18, 2013, we completed the third amendment to and restatement of the Amended Facility, which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

The Amended Facility restricts our ability to, among other things, incur indebtedness, grant liens, issue cash dividends, enter into mergers, consolidations, liquidations and dissolutions, changes in lines of business, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the amended terms and conditions: (i) provide for a decrease in fees and interest rates (including eurocurrency spreads of 1.75% to 2.25% over LIBOR, depending on the level of availability); (ii) provide improved advance rates on eligible inventory; (iii) require us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing 12 month basis if minimum aggregate borrowing availability falls below $35.0 million, or 10.0% of the commitments then in effect; (iv) require us to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under such facility falls below the greater of $40.0 million and 12.5% of the lesser of the borrowing base and aggregate commitments; (v) permit the acquisition of certain joint venture interests and certain distribution territories; (vi) decrease specified aggregate availability conditions to making certain other investments; and (vii) permit certain other acquisitions, investments, restricted payments, debt prepayments and incurrence of unsecured indebtedness if we are able to satisfy specified payment conditions.

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

On November 27, 2012, Kate Spade LLC received a demand letter from Saturdays Surf LLC, a company that sells surfboards, wetsuits, and men’s apparel, alleging that the name of KATE SPADE’s new global women’s lifestyle brand, “KATE SPADE SATURDAY,” infringes the trademark rights of Saturdays Surf LLC. On December 19, 2012, Kate Spade LLC filed a complaint in the United States District Court for the Southern District of New York seeking a declaration that its KATE SPADE SATURDAY trademark does not infringe the trademark rights of Saturdays Surf LLC. Saturdays Surf LLC filed an answer and counterclaims on February 7, 2013. On February 13, 2013, Saturdays Surf LLC filed a motion for a temporary restraining order and preliminary injunction to block us from launching KATE SPADE SATURDAY. On the same day, the District Court denied the motion for a temporary restraining order, allowing the launch to go forward as planned, and set a schedule for expedited briefing, discovery, and hearing on the preliminary injunction motion. The Court subsequently combined the preliminary injunction hearing with a full trial on the merits, which is expected to be heard May 28-30, 2013. That trial will consider solely prospective injunctive relief; Saturdays Surf LLC has dropped all of its claims for damages. We are vigorously defending against these claims, and based on our examination of this matter and our experience to date, while there can be no assurances that an adverse decision would not have a material adverse impact on our results of operations, liquidity or cash flows, we believe we are likely to prevail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 3,171,670 shares of our common stock. We paid accrued interest on the holder’s Convertible Notes through the settlement date in cash. The issuance of the shares of our common stock was exempt from any registration requirements under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act.

The following table summarizes information about purchases by the Company during the three months ended March 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
December 30, 2012 - January 26, 2013	--	$--	--	$28,749
January 27, 2013 - March 2, 2013	--	--	--	28,749
March 3, 2013 - March 30, 2013	--	--	--	28,749
Total -13 Weeks Ended March 30, 2013	--	$--	--	$28,749

________________

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

DATE:                   May 2, 2013

FIFTH & PACIFIC COMPANIES, INC.		FIFTH & PACIFIC COMPANIES, INC.

By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	GEORGE M. CARRARA		MICHAEL RINALDO
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)