Form 10-Q
period 2013-06-29
Fifth & Pacific Companies, Inc.
filed 2013-08-08
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2013
or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	1-10689

FIFTH & PACIFIC COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at July 26, 2013 was 122,662,911.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 29, 2013

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•

our ability to continue to have the necessary liquidity, through cash flows from operations and availability under our amended and restated revolving credit facility, may be adversely impacted by a number of factors, including the level of our operating cash flows, our ability to maintain established levels of availability under, and to comply with the financial and other covenants included in, our amended and restated revolving credit facility and the borrowing base requirement in our amended and restated revolving credit facility that limits the amount of borrowings we may make based on a formula of, among other things, eligible cash, accounts receivable and inventory and the minimum availability covenant in our amended and restated revolving credit facility that requires us to maintain availability in excess of an agreed upon level;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 29, 2013	December 29, 2012	June 30, 2012
Assets
Current Assets:
Cash and cash equivalents	$9,155	$59,402	$173,039
Accounts receivable - trade, net	91,350	121,591	111,175
Inventories, net	238,390	220,538	187,878
Deferred income taxes	755	1,259	165
Other current assets	52,915	49,466	51,147
Total current assets	392,565	452,256	523,404

Property and Equipment, Net	236,232	219,963	209,416
Goodwill	52,147	60,223	1,523
Intangibles, Net	126,999	131,350	116,561
Deferred Income Taxes	63	65	--
Other Assets	38,178	38,666	49,586
Total Assets	$846,184	$902,523	$900,490

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term borrowings	$90,002	$4,345	$20,791
Convertible Senior Notes	8,269	18,287	28,300
Accounts payable	158,214	174,705	143,756
Accrued expenses	199,271	217,464	198,965
Income taxes payable	1,409	932	673
Deferred income taxes	--	116	16
Total current liabilities	457,165	415,849	392,501

Long-Term Debt	391,746	383,662	453,425
Other Non-Current Liabilities	189,713	208,916	215,001
Deferred Income Taxes	21,238	21,026	15,061
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	149,867	147,018	145,576
Retained earnings	904,969	1,071,551	1,115,562
Accumulated other comprehensive loss	(16,989)	(10,074)	(5,987)
	1,214,284	1,384,932	1,431,588
Common stock in treasury, at cost – 56,338,605, 59,851,190 and 63,344,675 shares	(1,427,962)	(1,511,862)	(1,607,086)
Total stockholders’ deficit	(213,678)	(126,930)	(175,498)
Total Liabilities and Stockholders’ Deficit	$846,184	$902,523	$900,490

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)	June 29, 2013 (13 Weeks)	June 30, 2012 (13 Weeks)

Net Sales	$753,763	$654,005	$381,961	$336,858

Cost of goods sold	333,897	284,181	166,284	146,141

Gross Profit	419,866	369,824	215,677	190,717

Selling, general & administrative expenses	459,122	440,309	231,769	228,260

Operating Loss	(39,256)	(70,485)	(16,092)	(37,543)

Other (expense) income, net	(2,823)	2,517	(958)	4,842

Impairment of cost investment	(6,109)	--	(6,109)	--

Loss on extinguishment of debt	(1,108)	(5,646)	--	(2,788)

Interest expense, net	(23,975)	(24,608)	(11,632)	(12,268)

Loss Before Provision for Income Taxes	(73,271)	(98,222)	(34,791)	(47,757)

Provision for income taxes	2,609	3,059	1,601	1,794

Loss from Continuing Operations	(75,880)	(101,281)	(36,392)	(49,551)

Discontinued operations, net of income taxes	(19,431)	(11,457)	(6,745)	(2,547)

Net Loss	$(95,311)	$(112,738)	$(43,137)	$(52,098)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.63)	$(0.96)	$(0.30)	$(0.46)
Net Loss	$(0.80)	$(1.07)	$(0.36)	$(0.48)

Weighted Average Shares, Basic and Diluted	119,523	104,984	120,013	108,863

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Six Months Ended		Three Months Ended
	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)	June 29, 2013 (13 Weeks)	June 30, 2012 (13 Weeks)

Net Loss	$(95,311)	$(112,738)	$(43,137)	$(52,098)

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment	(7,928)	(18)	(3,383)	(53)

Unrealized losses on available-for-sale securities, net of income taxes of $0	--	(45)	--	(26)

Change in fair value of cash flow hedges, net of income taxes of $621, $0, $333 and $0, respectively	1,013	--	542	--

Comprehensive Loss	$(102,226)	$(112,801)	$(45,978)	$(52,177)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)
Cash Flows from Operating Activities:
Net loss	$(95,311)	$(112,738)
Adjustments to arrive at loss from continuing operations	19,431	11,457
Loss from continuing operations	(75,880)	(101,281)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	35,240	38,685
Loss on asset disposals and impairments, including streamlining initiatives, net	8,619	30,472
Share-based compensation	3,501	5,596
Loss on extinguishment of debt	1,108	5,646
Foreign currency losses (gains), net	7,991	(272)
Other, net	629	(1,370)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	28,863	8,405
(Increase) decrease in inventories, net	(21,060)	5,484
(Increase) decrease in other current and non-current assets	(4,145)	1,343
(Decrease) increase in accounts payable	(14,499)	1,872
Decrease in accrued expenses and other non-current liabilities	(54,964)	(46,474)
Net change in income tax assets and liabilities	1,715	2,023
Net cash used in operating activities of discontinued operations	(1,437)	(11,054)
Net cash used in operating activities	(84,319)	(60,925)

Cash Flows from Investing Activities:
Purchases of property and equipment	(47,103)	(30,549)
Payments for in-store merchandise shops	(1,522)	(1,301)
Investments in and advances to equity investees	(3,000)	(3,000)
Other, net	18	113
Net cash used in investing activities of discontinued operations	(2,347)	--
Net cash used in investing activities	(53,954)	(34,737)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	298,886	109,676
Repayment of borrowings under revolving credit agreement	(211,260)	(93,497)
Proceeds from issuance of Senior Secured Notes	--	164,540
Repayment of Euro Notes	--	(90,448)
Proceeds from sale-leaseback	8,673	--
Principal payments under capital lease obligations	(2,458)	(2,204)
Proceeds from exercise of stock options	1,498	5,574
Payment of deferred financing fees	(4,436)	(4,874)
Net cash provided by financing activities	90,903	88,767

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,877)	(2)

Net Change in Cash and Cash Equivalents	(50,247)	(6,897)
Cash and Cash Equivalents at Beginning of Period	59,402	179,936
Cash and Cash Equivalents at End of Period	$9,155	$173,039

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

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN (*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) Our agreement to supply DANA BUCHMAN branded jewelry to Kohl’s Corporation (“Kohl’s”) expires on October 11, 2013.

The operations of the Company’s former licensed DKNY ® Jeans family of brands concluded in January 2012 and were included in the results of the Adelington Design Group segment.

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

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. Management has evaluated events or transactions that have occurred from the balance sheet date through the date the Company issued these financial statements (see Note 20 – Subsequent Events).

NATURE OF OPERATIONS

Fifth & Pacific Companies, Inc. is engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company’s fiscal year ends on the Saturday closest to December 31. The 2013 fiscal year, ending December 28, 2013, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter. The 2012 fiscal year, ending December 29, 2012, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the second quarter of 2013, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Prior to obtaining control on October 31, 2012, the Company accounted for the investment in KSJ under the equity method. Upon obtaining control, the transaction was accounted for as an “acquisition achieved in stages,” in accordance with US GAAP. Accordingly, the Company re-measured the previously held equity interest in KSJ and adjusted it to fair value utilizing an income approach based on expected future after tax cash flows of KSJ discounted to reflect risk associated with those cash flows and a market approach based on earnings and revenue multiples that other purchasers in the market would have paid for that business. The fair value of the Company’s equity interest at the acquisition date was $47.2 million. The difference between the fair value of the Company’s ownership in KSJ and the Company’s carrying value of its investment of $7.1 million resulted in the recognition of a gain of $40.1 million in the fourth quarter of 2012. The results of operations for KSJ have been included in the Company’s consolidated results since October 31, 2012. KSJ generated $47.5 million of net sales and $1.5 million of net loss for the six months ended June 29, 2013 and $22.4 million of net sales and $1.1 million of net loss for the three months ended June 29, 2013.

The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Accordingly, the Company recorded $63.4 million of goodwill, which is reflected in the KATE SPADE reportable segment. None of the recorded goodwill is deductible for income tax purposes.

The following unaudited pro forma financial information for the six and three months ended June 30, 2012 reflects the results of continuing operations of the Company as if the KSJ Buyout had been completed on January 1, 2012. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

	Six Months Ended	Three Months Ended
In thousands, except per share amounts	June 30, 2012 (26 Weeks)	June 30, 2012 (13 Weeks)

Net sales	$ 697,243	$ 358,142
Gross profit	398,676	205,037
Operating loss	(67,340)	(35,942)
Loss before provision for income taxes	(95,373)	(46,318)
Loss from continuing operations	(99,780)	(48,793)
Diluted loss per share from continuing operations	(0.95)	(0.45)

The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been if the Company completed the acquisition at the dates indicated, nor does it purport to project the Company’s future financial position or operating results.

3.    DISCONTINUED OPERATIONS

The Company has completed various disposal transactions including: (i) the closure of the LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (ii) the closure of the MONET concessions in Europe in

December 2011; (iii) the sale of an 81.25% interest in the global MEXX business in October 2011; and (iv) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The Company recorded pretax charges of $17.7 million and $8.9 million during the six months ended June 29, 2013 and June 30, 2012, respectively, and $6.3 million and $2.7 million during the three months ended June 29, 2013 and June 30, 2012, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)	June 29, 2013 (13 Weeks)	June 30, 2012 (13 Weeks)
In thousands
Net sales	$(22)	$1,774	$5	$320

Loss before benefit for income taxes	$(1,832)	$(4,473)	$(620)	$(1,782)
Benefit for income taxes	(142)	(1,887)	(144)	(1,939)
(Loss) income from discontinued operations, net of income taxes	$(1,690)	$(2,586)	$(476)	$157

Loss on disposal of discontinued operations, net of income taxes	$(17,741)	$(8,871)	$(6,269)	$(2,704)

For the six months ended June 29, 2013 and June 30, 2012, the Company recorded charges of $0.1 million and $5.1 million, respectively, and recorded insignificant charges for the three months ended June 29, 2013 and June 30, 2012, related to its streamlining initiatives within Discontinued operations, net of income taxes.

4.    STOCKHOLDERS’ DEFICIT

Activity for the six months ended June 29, 2013 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 29, 2012	$147,018	$1,071,551	$(1,511,862)
Net loss	--	(95,311)	--
Exercise of stock options	--	(3,226)	4,724
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(2,883)	2,084
Share-based compensation	3,501	--	--
Exchange of Convertible Senior Notes, net	(652)	(65,162)	77,092
Balance as of June 29, 2013	$149,867	$904,969	$(1,427,962)

Activity for the six months ended June 30, 2012 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 31, 2011	$302,330	$1,246,063	$(1,827,892)
Net loss	--	(112,738)	--
Exercise of stock options	(10,642)	--	16,216
Restricted shares issued, net of cancellations and shares withheld for taxes	(3,951)	--	2,698
Share-based compensation	5,596	--	--
Dividend equivalent units vested	--	(1)	1
Exchange of Convertible Senior Notes, net	(147,757)	(17,762)	201,891
Balance as of June 30, 2012	$145,576	$1,115,562	$(1,607,086)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	June 29, 2013	December 29, 2012	June 30, 2012
Cumulative translation adjustment	$(18,002)	$(10,074)	$(6,102)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $(621)	1,013	--	--
Unrealized gains on available-for-sale securities, net of income taxes of $0	--	--	115
Accumulated other comprehensive loss, net of income taxes	$(16,989)	$(10,074)	$(5,987)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the six months ended June 29, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 29, 2012	$(10,074)	$--
Other comprehensive (loss) income before reclassification	(7,928)	1,200
Amounts reclassified from accumulated other comprehensive income	--	(187)
Net current-period other comprehensive (loss) income	(7,928)	1,013
Balance as of June 29, 2013	$(18,002)	$1,013

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended June 29, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of March 30, 2013	$(14,619)	$471
Other comprehensive (loss) income before reclassification	(3,383)	823
Amounts reclassified from accumulated other comprehensive income	--	(281)
Net current-period other comprehensive (loss) income	(3,383)	542
Balance as of June 29, 2013	$(18,002)	$1,013

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	June 29, 2013	December 29, 2012	June 30, 2012
Raw materials and work in process	$2,078	$299	$245
Finished goods	236,312	220,239	187,633
Total inventories, net	$238,390	$220,538	$187,878

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	June 29, 2013	December 29, 2012	June 30, 2012
Land and buildings (a)	$20,745	$45,988	$48,894
Machinery and equipment	205,270	233,742	224,310
Furniture and fixtures	138,088	131,181	127,221
Leasehold improvements	255,360	258,527	253,384
	619,463	669,438	653,809
Less: Accumulated depreciation and amortization	383,231	449,475	444,393
Total property and equipment, net	$236,232	$219,963	$209,416

(a)       The decrease in the balance compared to June 30, 2012 reflected the sale and leaseback of the Company’s North Bergen, NJ office.

Depreciation and amortization expense on property and equipment for the six months ended June 29, 2013 and June 30, 2012 was $28.3 million and $29.7 million, respectively, which included depreciation for property and equipment under capital leases of $1.0 million and $1.5 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended June 29, 2013 and June 30, 2012 was $14.0 million and $14.4 million, respectively, which included depreciation for property and equipment under capital leases of $0.6 million and $0.8 million, respectively. Property and equipment under capital leases was $31.9 million as of June 29, 2013 and $22.6 million as of December 29, 2012 and June 30, 2012, respectively.

During the second quarter of 2013, the Company sold its North Bergen, NJ office for net proceeds of $8.7 million. The Company entered into a leaseback with a 12-year term and two five-year renewal options (see Note 11 – Commitments and Contingencies).

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	June 29, 2013	December 29, 2012	June 30, 2012

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	3 years	$1,479	$1,479	$1,479
Customer relationships	12 years	7,326	7,457	6,439
Merchandising rights	4 years	16,476	19,174	16,916
Reacquired rights (a)	3 years	12,012	13,797	--
Other	4 years	2,322	2,322	2,322
Subtotal		39,615	44,229	27,156
Accumulated amortization:
Owned trademarks		(1,435)	(1,356)	(1,276)
Customer relationships		(3,602)	(3,138)	(2,801)
Merchandising rights		(10,393)	(13,131)	(12,151)
Reacquired rights		(2,669)	(812)	--
Other		(2,017)	(1,942)	(1,867)
Subtotal		(20,116)	(20,379)	(18,095)
Net:
Owned trademarks		44	123	203
Customer relationships		3,724	4,319	3,638
Merchandising rights		6,083	6,043	4,765
Reacquired rights		9,343	12,985	--
Other		305	380	455
Total amortized intangible assets, net		19,499	23,850	9,061

Unamortized intangible assets:
Owned trademarks		107,500	107,500	107,500
Total intangible assets		$126,999	$131,350	$116,561

Goodwill (a)		$52,147	$60,223	$1,523

(b)              The increase in the balance compared to June 30, 2012 reflected the KSJ Buyout (see Note 2 – Acquisition).

Amortization expense of intangible assets was $3.8 million and $1.7 million for the six months ended June 29, 2013 and June 30, 2012, respectively, and $2.0 million and $0.9 million for the three months ended June 29, 2013 and June 30, 2012, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2013	$6.5
2014	6.2
2015	4.9
2016	1.2
2017	0.6

The changes in carrying amount of goodwill for the six months ended June 29, 2013 were as follows:

In thousands	KATE SPADE	Adelington Design Group	Total
Balance as of December 29, 2012	$58,669	$1,554	$60,223
Translation adjustment	(7,994)	(82)	(8,076)
Balance as of June 29, 2013	$50,675	$1,472	$52,147

The changes in carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

In thousands	Adelington Design Group	Total
Balance as of December 31, 2011	$1,519	$1,519
Translation adjustment	4	4
Balance as of June 30, 2012	$1,523	$1,523

8.    INCOME TAXES

During 2013 and 2012, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the six and three months ended June 29, 2013 and June 30, 2012 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, Canada and the United Kingdom. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2008. As a result of a US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $2.7 million and $4.0 million within the next 12 months due to the expiration of the statute of limitations and various potential tax settlements. As of June 29, 2013, uncertain tax positions of $85.3 million exist, which would provide an effective rate impact in the future, if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	June 29, 2013	December 29, 2012	June 30, 2012

5.0% Euro Notes, due July 2013 (a)	$--	$--	$66,923
6.0% Convertible Senior Notes, due June 2014 (b)	8,269	18,287	28,300
10.5% Senior Secured Notes, due April 2019	382,951	383,662	384,497
Revolving credit facility	87,610	--	16,179
Capital lease obligations (c)	11,187	4,345	6,617
Total debt	490,017	406,294	502,516
Less: Short-term borrowings (d)	90,002	4,345	20,791
Convertible Notes (e)	8,269	18,287	28,300
Long-term debt	$391,746	$383,662	$453,425

(a)        The change in the balance of these euro-denominated notes (the “Euro Notes”) reflected the repurchase of the remaining Euro Notes since June 30, 2012.

(b)           The balance at June 29, 2013, December 29, 2012 and June 30, 2012 represented principal of $8.8 million, $19.9 million and $31.7 million, respectively and an unamortized debt discount of $0.5 million, $1.6 million and $3.4 million, respectively.

(c)           The increase in the balance compared to June 30, 2012 primarily reflected the sale-leaseback for the office building in North Bergen, NJ during the second quarter of 2013.

(d)           At June 29, 2013 and June 30, 2012, the balance consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility and obligations under capital leases. At December 29, 2012 the balance consisted of obligations under capital leases.

(e)           The Convertible Notes were reflected as a current liability since they were convertible at June 29, 2013, December 29, 2012 and June 30, 2012.

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

On July 12, 2012, the Company completed the optional redemption of the remaining 52.9 million euro aggregate principal amount of Euro Notes for 55.4 million euro, plus accrued interest. The redemption was funded by a portion of the net proceeds from the Company’s issuance of $152.0 million aggregate principal amount of 10.5% Senior Secured Notes (the “Additional Notes”) in June 2012.

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

The Convertible Notes are convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. As a result of stock price performance, the Convertible Notes were convertible during the second quarter of 2013 (see Note 20 – Subsequent Events).

The Company separately accounts for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate when interest is recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount is amortized into interest expense through June 2014 using the effective interest method. The Company’s effective interest rate on the Convertible Notes is 12.25%. The non-cash interest expense that will be recorded will increase as the Convertible Notes approach maturity and accrete to face value. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $0.6 million and $3.0 million for the six months ended June 29, 2013 and June 30, 2012, respectively, and $0.3 million and $1.2 million for the three months ended June 29, 2013 and June 30, 2012, respectively.

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

The Company recognized $1.1 million and $3.6 million pretax losses on the extinguishment of debt related to the Convertible Notes for the six months ended June 29, 2013 and June 30, 2012, respectively, and a $1.4 million pretax loss on the extinguishment of debt related to the Convertible Notes for the three months ended June 30, 2012.

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

The Company filed and had declared effective a registration statement on Form S-4 (the “Form S-4 Registration Statement”) registering the Original Notes Exchange Offer and on February 13, 2013 commenced the Original Notes Exchange Offer, which expired on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to the Original Notes, the Company was required to pay additional interest on the Original Notes until the Original Notes Exchange Offer was completed on March 20, 2013. Additional interest on the Original Notes began accruing on April 10, 2012 at a rate of 0.25% per annum, then increased by an incremental 0.25% per annum every 90 days thereafter, up to the maximum of 1.00% per annum and ceased accruing on March 20, 2013, when the Original Notes Exchange Offer was completed. All accrued and unpaid additional interest was paid on the Senior Notes issued in the Original Notes Exchange Offer on April 15, 2013 to holders of record on April 1, 2013.

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

The Form S-4 Registration Statement also covered the Additional Notes Exchange Offer, which commenced on February 13, 2013 and expired on March 15, 2013. Nevertheless, as a result of not having complied with the above-described registration requirements, pursuant to the terms of the registration rights agreement relating to Additional Notes, the Company was required to pay additional interest on the Additional Notes until the Original Notes Exchange Offer and the Additional Notes Exchange Offer were completed. Additional interest on the Additional Notes began accruing on October 16, 2012 at a rate of 0.25% per annum and continued to accrue at that rate, then increased to 0.50% per annum after 90 days until the Additional Notes Exchange Offer was completed on March 20, 2013. All accrued and unpaid additional interest was paid on the Senior Notes issued in the Additional Notes Exchange Offer on April 15, 2013 to holders of record on April 1, 2013.

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

As of June 29, 2013, availability under the Company’s Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$350,000	$240,040	$87,610	$18,923	$133,507	$98,507

(a)              Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible cash, accounts receivable and inventory.

(b)               Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $35.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. As of June 29, 2013, the Company’s capital lease obligations of $11.2 million included $2.4 million of short-term debt.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	June 29, 2013	December 29, 2012
Financial Assets:
Derivatives	$1,659	$1,037
Financial Liabilities:
Derivatives	$(10)	$--

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on such fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			Six Months	Three Months
	Value as of	Reporting Date Using:			Ended	Ended
In thousands	June 29, 2013	Level 1	Level 2	Level 3	June 29, 2013	June 29, 2013
Property and equipment	$ --	$ --	$ --	$ --	$ 667	$ --
Other assets	4,000	--	--	4,000	6,109	6,109

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

Subsequent to the sale of its global MEXX business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost included within Other assets (see Note 14 – Additional Financial Information and Note 18 – Legal Proceedings). The Company performed an impairment test based on market multiples of comparable transactions and determined that the carrying value of the investment exceeded its fair value, resulting in an impairment charge, which was recorded in Impairment of cost investment on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on the fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded			Six Months	Three Months
	Value as of	at Reporting Date Using:			Ended	Ended
In thousands	June 30, 2012	Level 1	Level 2	Level 3	June 30, 2012	June 30, 2012
Property and equipment	$ 25,583	$ --	$ --	$ 25,583	$ 27,905	$ 23,765

In connection with a change in the pattern of use and then likely disposal of the Company’s New Jersey corporate office, an impairment analysis was performed on the associated property and equipment. As a result of a decline in the estimated fair value of the Company’s Ohio distribution center (the “Ohio Facility”), as well as the decisions to exit certain retail locations of JUICY COUTURE and LUCKY BRAND, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	June 29, 2013		December 29, 2012		June 30, 2012
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
5.0% Euro Notes, due July 2013 (a)	$ --	$ --	$ --	$ --	$ 69,483	$ 66,923
6.0% Convertible Senior Notes, due June 2014 (a)	56,317	8,269	69,088	18,287	97,515	28,300
10.5% Senior Secured Notes, due April 2019 (a)	405,945	382,951	410,828	383,662	413,660	384,497
Revolving credit facility (b)	87,610	87,610	--	--	16,179	16,179

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

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 125 such leases. As of June 29, 2013, the future aggregate payments under these leases amounted to $163.8 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of June 29, 2013, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In millions
2013	$1.0
2014	2.0
2015	2.0
2016	2.1
2017	2.1
Thereafter	17.5
Total	26.7
Less: Amounts representing interest and executory costs	(17.5)
Net present values	9.2
Less: Capital lease obligations included in short-term debt	(0.5)
Long-term capital lease obligations	$8.7

Other

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which was expected to result in the termination of all or a significant portion of its union employees (see Note 12 – Streamlining Initiatives). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to its estimate of the withdrawal liability. In February 2012, the Company was notified by the Fund that the Fund calculated the total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016.  As of June 29, 2013, the accrued withdrawal liability was $12.2 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

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

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which were expected to be completed in the fourth quarter of 2012. In August 2012, the Company encountered systems and operational issues that delayed the planned migration of the Company’s product distribution function out of the Ohio Facility. Subsequently, the Company determined that it would continue to use the Ohio Facility and discontinue the migration of the product distribution function to Li & Fung, and the Company mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. On February 5, 2013, the Company entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges and were substantially completed in the second quarter of 2013.

For the six months ended June 29, 2013, the Company recorded pretax charges totaling $6.4 million related to these initiatives. The Company expects to pay approximately $8.3 million of accrued streamlining costs in the next 12 months. For the six months ended June 30, 2012, the Company recorded pretax charges of $37.3 million related to these initiatives, including $1.6 million of contract termination costs, $24.6 million of asset write-downs and disposals, $7.9 million of payroll and related costs and $3.2 million of other costs. Approximately $1.0 million and $24.6 million of these charges were non-cash during the six months ended June 29, 2013 and June 30, 2012, respectively.

For the six and three months ended June 29, 2013 and June 30, 2012, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Six Months Ended		Three Months Ended
In thousands	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)	June 29, 2013 (13 Weeks)	June 30, 2012 (13 Weeks)
JUICY COUTURE	$2,867	$4,140	$619	$1,975
LUCKY BRAND	1,337	2,575	332	578
KATE SPADE	911	2,274	217	602
Adelington Design Group	390	2,729	61	584
Corporate	882	25,610	510	23,269
Total	$6,387	$37,328	$1,739	$27,008

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at December 29, 2012	$5,468	$4,248	$--	$15,930	$25,646
2013 provision	3,064	(20)	1,037	2,306	6,387
2013 asset write-downs	--	--	(1,037)	--	(1,037)
Translation difference	(37)	7	--	3	(27)
2013 spending	(6,922)	(1,216)	--	(4,083)	(12,221)
Balance at June 29, 2013	$1,573	$3,019	$--	$14,156	$18,748

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Six Months Ended		Three Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
In thousands	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
Loss from continuing operations	$(75,880)	$(101,281)	$(36,392)	$(49,551)
Loss from discontinued operations, net of income taxes	(19,431)	(11,457)	(6,745)	(2,547)
Net loss	$(95,311)	$(112,738)	$(43,137)	$(52,098)

Basic weighted average shares outstanding	119,523	104,984	120,013	108,863
Stock options and nonvested shares (a)(b)	--	--	--	--
Convertible Notes (c)	--	--	--	--
Diluted weighted average shares outstanding (a)(b)(c)	119,523	104,984	120,013	108,863

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.63)	$(0.96)	$(0.30)	$(0.46)
Loss from discontinued operations	$(0.17)	$(0.11)	$(0.06)	$(0.02)
Net loss	$(0.80)	$(1.07)	$(0.36)	$(0.48)

(a)        Because the Company incurred a loss from continuing operations for the six and three months ended June 29, 2013 and June 30, 2012, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the six and three months ended June 29, 2013 and June 30, 2012, approximately 5.7 million and 6.0 million outstanding stock options, respectively, and approximately 0.7 million and 0.5 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)        Excludes approximately 1.1 million nonvested shares for the six and three months ended June 29, 2013 and 1.2 million nonvested shares for the six and three months ended June 30, 2012, for which the performance criteria have not yet been achieved.

(c)        Because the Company incurred a loss from continuing operations for the six and three months ended June 29, 2013 and June 30, 2012, approximately 2.9 million and 15.7 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively and approximately 2.4 million and 12.4 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Licensing-Related Transactions

In connection with the sale of the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney, the sale of the DANA BUCHMAN trademark to Kohl’s and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ

CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl’s with DANA BUCHMAN-branded jewelry through October 11, 2013; and (v) an exclusive license to produce and sell jewelry under the KENSIE brand name.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the six months ended June 30, 2012, the Company received net income tax refunds of $0.3 million. During the six months ended June 29, 2013 and June 30, 2012, the Company made interest payments of $22.4 million and $14.4 million, respectively. As of June 29, 2013, December 29, 2012 and June 30, 2012, the Company accrued capital expenditures totaling $8.2 million, $7.7 million and $7.4 million, respectively.

Depreciation and amortization expense for the six months ended June 29, 2013 and June 30, 2012 included $3.5 million and $6.0 million, respectively, related to amortization of deferred financing costs.

During the six months ended June 29, 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company’s common stock.

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

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made a $3.0 million capital contribution to KSC in the first half of 2013 and 2012 and $2.5 million on July 10, 2013.

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

The Company’s equity in (losses) earnings of its equity investees was $(0.6) million and $1.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively, and $(0.3) million and $1.0 million for the three months ended June 29, 2013 and June 30, 2012, respectively, which was included in Other (expense) income, net on the accompanying Condensed Consolidated Statements of Operations. As of June 29, 2013, December 29, 2012 and June 30, 2012, the Company recorded $7.5 million, $5.1 million and $22.5 million, respectively, related to its investments in equity investees, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the sale of its global MEXX business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost (see Note 18 – Legal Proceedings). The Company’s cost investment was valued at $4.0 million as of June 29, 2013 and $10.0 million as of December 29, 2012 and June 30, 2012 and was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN (*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) Our agreement to supply DANA BUCHMAN branded jewelry to Kohl’s expires on October 11, 2013.

The Company’s Chief Executive Officer has been identified as the CODM. During the fourth quarter of 2012, the Company determined that its measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA is also a key metric utilized in the Company’s annual bonus and long-term incentive plans. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. Unallocated Corporate costs also exclude non-cash share-based compensation expense. In addition, Segment Adjusted EBITDA does not include Corporate expenses associated with the following functions: corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities, which are included in Unallocated Corporate costs. The Company does not allocate amounts reported below Operating loss to its reportable segments, other than equity income (loss) in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 – Basis of Presentation. There are no inter-segment sales or transfers. The Company also presents its results on a geographic basis based on selling location, between Domestic (wholesale customers, Company-owned specialty retail and outlet stores located in the United States and e-commerce sites) and International (wholesale customers and Company-owned specialty retail, outlet and concession stores located outside of the United States and e-commerce sites). The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Six Months Ended June 29, 2013 (26 weeks)
Reportable Segments:
JUICY COUTURE	$192,058	25.5%	$(12,275)	(6.4) %
LUCKY BRAND	226,375	30.0%	9,345	4.1%
KATE SPADE	307,758	40.8%	42,840	13.9%
Adelington Design Group	27,572	3.7%	5,744	20.8%
Corporate	--	-- %	(34,657)	-- %
Totals	$753,763	100.0%

Six Months Ended June 30, 2012 (26 weeks)
Reportable Segments:
JUICY COUTURE	$215,147	32.9%	$6,093	2.8%
LUCKY BRAND	212,448	32.5%	6,752	3.2%
KATE SPADE	187,336	28.6%	35,857	19.1%
Adelington Design Group	39,074	6.0%	6,724	17.2%
Corporate	--	-- %	(41,052)	-- %
Totals	$654,005	100.0%

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended June 29, 2013 (13 weeks)
Reportable Segments:
JUICY COUTURE	$93,680	24.5%	$(3,977)	(4.2) %
LUCKY BRAND	109,400	28.6%	4,038	3.7%
KATE SPADE	166,795	43.7%	23,884	14.3%
Adelington Design Group	12,086	3.2%	1,872	15.5%
Corporate	--	-- %	(17,288)	-- %
Totals	$381,961	100.0%

Three Months Ended June 30, 2012 (13 weeks)
Reportable Segments:
JUICY COUTURE	$104,947	31.2%	$3,026	2.9%
LUCKY BRAND	112,035	33.3%	7,683	6.9%
KATE SPADE	100,889	29.9%	19,347	19.2%
Adelington Design Group	18,987	5.6%	5,138	27.1%
Corporate	--	-- %	(20,484)	-- %
Totals	$336,858	100.0%

The following tables provide a reconciliation to Loss from continuing operations:

	Six Months Ended		Three Months Ended
	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)	June 29, 2013 (13 Weeks)	June 30, 2012 (13 Weeks)
In thousands
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$(12,275)	$6,093	$(3,977)	$3,026
LUCKY BRAND	9,345	6,752	4,038	7,683
KATE SPADE (a)	42,840	35,857	23,884	19,347
Adelington Design Group	5,744	6,724	1,872	5,138
Total Reportable Segments Adjusted EBITDA	45,654	55,426	25,817	35,194
Unallocated Corporate Costs	(34,657)	(41,052)	(17,288)	(20,484)
Depreciation and amortization, net (b)	(32,949)	(32,514)	(16,388)	(15,722)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(14,365)	(45,695)	(7,104)	(33,391)
Share-based compensation	(3,501)	(5,596)	(1,421)	(2,144)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	562	(1,054)	292	(996)
Operating Loss	(39,256)	(70,485)	(16,092)	(37,543)
Other (expense) income, net (a)	(2,823)	2,517	(958)	4,842
Impairment of cost investment	(6,109)	--	(6,109)	--
Loss on extinguishment of debt	(1,108)	(5,646)	--	(2,788)
Interest expense, net	(23,975)	(24,608)	(11,632)	(12,268)
Provision for income taxes	2,609	3,059	1,601	1,794
Loss from Continuing Operations	$(75,880)	$(101,281)	$(36,392)	$(49,551)

(a)   Amounts include equity in the (losses) earnings of equity method investees of $(0.6) million and $1.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively and $(0.3) million and $1.0 million for the three months ended June 29, 2013 and June 30, 2012, respectively.

(b)   Excludes amortization included in Interest expense, net.

(c)   See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Six Months Ended June 29, 2013 (26 weeks)
Domestic	$670,566	89.0%
International	83,197	11.0%
Totals	$753,763	100.0%

Six Months Ended June 30, 2012 (26 weeks)
Domestic	$628,774	96.1%
International	25,231	3.9%
Totals	$654,005	100.0%

Dollars in thousands	Net Sales	% to Total
Three Months Ended June 29, 2013 (13 weeks)
Domestic	$340,910	89.3%
International	41,051	10.7%
Totals	$381,961	100.0%

Three Months Ended June 30, 2012 (13 weeks)
Domestic	$325,669	96.7%
International	11,189	3.3%
Totals	$336,858	100.0%

There were no significant changes in segment assets during the six months ended June 29, 2013.

16.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company utilizes foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by KSJ. As of June 29, 2013, the Company had forward contracts maturing through February 2014 to sell 2.1 billion yen for $21.8 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of June 29, 2013, the Company had forward contracts to sell 4.0 billion yen for $40.9 million maturing through September 2013. Transaction gains of $6.2 million and $2.2 million related to these derivative instruments were reflected within Other (expense) income, net for the six and three months ended June 29, 2013, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
June 29, 2013	Other current assets	$ 15,113	$ 1,087	Accrued expenses	$ 6,700	$ 10

Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

June 29, 2013	Other current assets	$ 40,861	$ 572	Accrued expenses	$ --	$ --
December 29, 2012	Other current assets	47,486	1,037	Accrued expenses	--	--

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)

Six months ended June 29, 2013	$ 1,936	Cost of goods sold	$ 302	$ --
Three months ended June 29, 2013	1,168	Cost of goods sold	293	--

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

Compensation expense related to the Company’s share-based payment awards totaled $3.5 million and $5.6 million for the six months ended June 29, 2013 and June 30, 2012, respectively, and $1.4 million and $2.1 million for the three months ended June 29, 2013 and June 30, 2012, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Six Months Ended
Valuation Assumptions:	June 29, 2013	June 30, 2012
Weighted-average fair value of options granted	$10.32	$5.99
Expected volatility	59.5%	63.3%
Weighted-average volatility	59.5%	63.3%
Expected term (in years)	4.9	5.1
Dividend yield	—	—
Risk-free rate	0.1% to 3.9%	0.2% to 3.8%
Expected annual forfeiture	12.4%	13.5%

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

A summary of award activity under stock option plans as of June 29, 2013 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 29, 2012	5,846,975	$12.21	4.0	$27,218
Granted	322,500	20.99
Exercised	(236,550)	6.33		3,322
Cancelled/expired	(201,550)	19.46
Outstanding at June 29, 2013	5,731,375	$12.69	3.7	$68,960

Vested or expected to vest at June 29, 2013	5,510,627	$12.68	3.6	$66,886

Exercisable at June 29, 2013	3,884,500	$14.30	2.9	$44,907

As of June 29, 2013, there were approximately 1.8 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $4.81.

As of June 29, 2013, there was $7.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the six months ended June 29, 2013 and June 30, 2012 was $3.1 million.

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

A summary of award activity under restricted stock plans as of June 29, 2013 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 29, 2012 (a)(b)	1,678,350	$ 8.40
Granted	347,000	21.36
Vested	(144,500)	5.93
Cancelled	(94,000)	7.42
Nonvested stock at June 29, 2013 (a)(b)	1,786,850	$ 11.17

Expected to vest as of June 29, 2013	604,230	$ 14.35

(a)     Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013.

(b)     Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014.

As of June 29, 2013, there was $6.7 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the six months ended June 29, 2013 and June 30, 2012 was $0.9 million and $2.0 million, respectively.

18.    LEGAL PROCEEDINGS

On July 29, 2013, the Company and its subsidiaries, Fifth and Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores Malibu Holdings (Luxembourg) S.a.r.l. (“Gores”) and Mexx Europe International B.V. (“MEI” and, together with Gores, the “Plaintiffs”) pursuant to which the Company paid the Plaintiffs $22.0 million to settle all claims arising under the complaint filed by Gores on January 25, 2013 (the “Complaint”) in which Gores claimed $25.0 million in damages arising from alleged breaches of the merger agreement related to the sale of the Company’s global MEXX business (the “Merger Agreement”), including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that the Company owed approximately $5.0 million to Gores. In conjunction with that settlement, the Company also sold its noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

June 29, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Assets
Current Assets:
Cash and cash equivalents	$--	$2,462	$13,698	$(7,005)	$9,155
Accounts receivable – trade, net	--	79,572	11,778	--	91,350
Inventories, net	35	207,887	30,468	--	238,390
Deferred income taxes	--	--	755	--	755
Intercompany receivable	--	10,780	--	(10,780)	--
Other current assets	14,335	30,574	8,006	--	52,915
Total current assets	14,370	331,275	64,705	(17,785)	392,565

Property and Equipment, Net	36,756	171,516	27,960	--	236,232
Goodwill	--	--	52,147	--	52,147
Intangibles, Net	188	115,667	11,144	--	126,999
Deferred Income Taxes	--	--	63	--	63
Investments in Consolidated Subsidiaries	336,573	119,109	--	(455,682)	--
Intercompany Receivable	1,912	40,355	--	(42,267)	--
Other Assets	14,314	900	22,964	--	38,178
Total Assets	$404,113	$778,822	$178,983	$(515,734)	$846,184

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$89,074	$--	$928	$--	$90,002
Convertible Senior Notes	8,269	--	--	--	8,269
Accounts payable	23,646	132,717	8,856	(7,005)	158,214
Intercompany payable	4,896	--	69,044	(73,940)	--
Accrued expenses	57,276	112,386	29,609	--	199,271
Income taxes payable	--	--	1,409	--	1,409
Total current liabilities	183,161	245,103	109,846	(80,945)	457,165

Long-Term Debt	391,746	--	--	--	391,746
Intercompany Payable	--	--	56,440	(56,440)	--
Other Non-Current Liabilities	42,884	134,018	12,811	--	189,713
Deferred Income Taxes	--	17,355	3,883	--	21,238
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(213,678)	382,346	(3,997)	(378,349)	(213,678)
Total Liabilities and Stockholders’ (Deficit) Equity	$404,113	$778,822	$178,983	$(515,734)	$846,184

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

December 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Assets
Current Assets:
Cash and cash equivalents	$30,840	$4,827	$26,074	$(2,339)	$59,402
Accounts receivable – trade, net	3,155	110,584	13,605	(5,753)	121,591
Inventories, net	340	188,853	31,345	--	220,538
Deferred income taxes	180	--	1,079	--	1,259
Intercompany receivable	--	3,889	--	(3,889)	--
Other current assets	15,903	28,986	4,577	--	49,466
Total current assets	50,418	337,139	76,680	(11,981)	452,256

Property and Equipment, Net	7,331	186,694	25,938	--	219,963
Goodwill	--	--	60,223	--	60,223
Intangibles, Net	217	116,044	15,089	--	131,350
Deferred Income Taxes	--	--	65	--	65
Investments in Consolidated Subsidiaries	357,656	122,568	--	(480,224)	--
Intercompany Receivable	2,084	46,348	--	(48,432)	--
Other Assets	10,552	939	27,175	--	38,666
Total Assets	$428,258	$809,732	$205,170	$(540,637)	$902,523

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$4,345	$--	$--	$--	$4,345
Convertible Senior Notes	18,287	--	--	--	18,287
Accounts payable	16,734	146,707	19,420	(8,156)	174,705
Intercompany payable	7,643	--	52,603	(60,246)	--
Accrued expenses	77,273	124,918	15,273	--	217,464
Income taxes payable	--	--	932	--	932
Deferred income taxes	--	--	116	--	116
Total current liabilities	124,282	271,625	88,344	(68,402)	415,849

Long-Term Debt	383,662	--	--	--	383,662
Intercompany Payable	--	--	63,386	(63,386)	--
Other Non-Current Liabilities	47,244	148,091	13,581	--	208,916
Deferred Income Taxes	--	15,664	5,362	--	21,026
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(126,930)	374,352	34,497	(408,849)	(126,930)
Total Liabilities and Stockholders’ (Deficit) Equity	$428,258	$809,732	$205,170	$(540,637)	$902,523

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

June 30, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Assets
Current Assets:
Cash and cash equivalents	$163,376	$2,483	$7,385	$(205)	$173,039
Accounts receivable – trade, net	4,576	101,217	5,382	--	111,175
Inventories, net	779	176,312	10,787	--	187,878
Deferred income taxes	--	--	165	--	165
Other current assets	17,497	26,477	7,173	--	51,147
Total current assets	186,228	306,489	30,892	(205)	523,404

Property and Equipment, Net	16,024	176,172	17,220	--	209,416
Goodwill	--	--	1,523	--	1,523
Intangibles, Net	--	115,591	970	--	116,561
Investments in Consolidated Subsidiaries	279,152	18,874	--	(298,026)	--
Intercompany Receivable	1,698	--	--	(1,698)	--
Other Assets	12,905	18,764	17,917	--	49,586
Total Assets	$496,007	$635,890	$68,522	$(299,929)	$900,490

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$20,791	$--	$--	$--	$20,791
Convertible Senior Notes	28,300	--	--	--	28,300
Accounts payable	9,274	127,350	7,337	(205)	143,756
Intercompany payable	11,284	1,956	42,533	(55,773)	--
Accrued expenses	95,458	95,790	7,717	--	198,965
Income taxes payable	--	--	673	--	673
Deferred income taxes	--	--	16	--	16
Total current liabilities	165,107	225,096	58,276	(55,978)	392,501

Long-Term Debt	453,425	--	--	--	453,425
Intercompany Payable	--	--	16,414	(16,414)	--
Other Non-Current Liabilities	52,973	149,458	12,570	--	215,001
Deferred Income Taxes	--	14,607	454	--	15,061
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(175,498)	246,729	(19,192)	(227,537)	(175,498)
Total Liabilities and Stockholders’ (Deficit) Equity	$496,007	$635,890	$68,522	$(299,929)	$900,490

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Six Months Ended June 29, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$6,398	$664,168	$83,197	$--	$753,763
Cost of goods sold	4,383	295,875	33,639	--	333,897
Gross Profit	2,015	368,293	49,558	--	419,866
Selling, general & administrative expenses	2,752	400,863	55,507	--	459,122
Operating Loss	(737)	(32,570)	(5,949)	--	(39,256)
Other (expense) income, net	(1,622)	8	(1,209)	--	(2,823)
Impairment of cost investment	--	--	(6,109)	--	(6,109)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(49,081)	(18,060)	--	67,141	--
Loss on extinguishment of debt	(1,108)	--	--	--	(1,108)
Interest (expense) income, net	(23,332)	830	(1,473)	--	(23,975)
(Loss) Income Before Provision (Benefit) for Income Taxes	(75,880)	(49,792)	(14,740)	67,141	(73,271)
Provision (benefit) for income taxes	--	3,046	(437)	--	2,609
(Loss) Income from Continuing Operations	(75,880)	(52,838)	(14,303)	67,141	(75,880)
Discontinued operations, net of income taxes	(3,085)	(393)	(15,953)	--	(19,431)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(16,346)	(19,983)	--	36,329	--
Net (Loss) Income	$(95,311)	$(73,214)	$(30,256)	$103,470	$(95,311)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Six Months Ended June 29, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(95,311)	$(73,214)	$(30,256)	$103,470	$(95,311)
Other Comprehensive (Loss) Income, Net of Income Taxes	(6,915)	(7,044)	(6,605)	13,649	(6,915)
Comprehensive (Loss) Income	$(102,226)	$(80,258)	$(36,861)	$117,119	$(102,226)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Six Months Ended June 30, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$9,978	$618,796	$25,231	$--	$654,005
Cost of goods sold	7,561	265,680	10,940	--	284,181
Gross Profit	2,417	353,116	14,291	--	369,824
Selling, general & administrative expenses	1,883	413,869	24,557	--	440,309
Operating Income (Loss)	534	(60,753)	(10,266)	--	(70,485)
Other income, net	1,069	550	898	--	2,517
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(72,942)	(5,407)	--	78,349	--
Loss on extinguishment of debt	(5,646)	--	--	--	(5,646)
Interest expense, net	(24,230)	(105)	(273)	--	(24,608)
(Loss) Income Before Provision for Income Taxes	(101,215)	(65,715)	(9,641)	78,349	(98,222)
Provision for income taxes	66	2,540	453	--	3,059
(Loss) Income from Continuing Operations	(101,281)	(68,255)	(10,094)	78,349	(101,281)
Discontinued operations, net of income taxes	(267)	(6,149)	(5,041)	--	(11,457)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(11,190)	(189)	--	11,379	--
Net (Loss) Income	$(112,738)	$(74,593)	$(15,135)	$89,728	$(112,738)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Six Months Ended June 30, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(112,738)	$(74,593)	$(15,135)	$89,728	$(112,738)
Other Comprehensive (Loss) Income, Net of Income Taxes	(63)	(535)	(384)	919	(63)
Comprehensive (Loss) Income	$(112,801)	$(75,128)	$(15,519)	$90,647	$(112,801)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three Months Ended June 29, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$2,781	$338,129	$41,051	$--	$381,961
Cost of goods sold	2,026	147,879	16,379	--	166,284
Gross Profit	755	190,250	24,672	--	215,677
Selling, general & administrative expenses	1,331	202,411	28,027	--	231,769
Operating Loss	(576)	(12,161)	(3,355)	--	(16,092)
Other (expense) income, net	(543)	65	(480)	--	(958)
Impairment of cost investment	--	--	(6,109)	--	(6,109)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(24,049)	(15,147)	--	39,196	--
Interest (expense) income, net	(11,224)	499	(907)	--	(11,632)
(Loss) Income Before Provision (Benefit) for Income Taxes	(36,392)	(26,744)	(10,851)	39,196	(34,791)
Provision (benefit) for income taxes	--	1,621	(20)	--	1,601
(Loss) Income from Continuing Operations	(36,392)	(28,365)	(10,831)	39,196	(36,392)
Discontinued operations, net of income taxes	(1,332)	(200)	(5,213)	--	(6,745)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(5,413)	(9,590)	--	15,003	--
Net (Loss) Income	$(43,137)	$(38,155)	$(16,044)	$54,199	$(43,137)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Three Months Ended June 29, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(43,137)	$(38,155)	$(16,044)	$54,199	$(43,137)
Other Comprehensive Income (Loss), Net of Income Taxes	(2,841)	(3,266)	(2,642)	5,908	(2,841)
Comprehensive (Loss) Income	$(45,978)	$(41,421)	$(18,686)	$60,107	$(45,978)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three Months Ended June 30, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$6,380	$319,289	$11,189	$--	$336,858
Cost of goods sold	4,034	137,059	5,048	--	146,141
Gross Profit	2,346	182,230	6,141	--	190,717
Selling, general & administrative expenses	992	212,318	14,950	--	228,260
Operating Income (Loss)	1,354	(30,088)	(8,809)	--	(37,543)
Other income, net	1,550	1,215	2,077	--	4,842
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(37,609)	(2,756)	--	40,365	--
Loss on extinguishment of debt	(2,788)	--	--	--	(2,788)
Interest expense, net	(11,967)	(122)	(179)	--	(12,268)
(Loss) Income Before Provision for Income Taxes	(49,460)	(31,751)	(6,911)	40,365	(47,757)
Provision for income taxes	91	1,356	347	--	1,794
(Loss) Income from Continuing Operations	(49,551)	(33,107)	(7,258)	40,365	(49,551)
Discontinued operations, net of income taxes	1,415	(3,149)	(813)	--	(2,547)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(3,962)	(1,626)	--	5,588	--
Net (Loss) Income	$(52,098)	$(37,882)	$(8,071)	$45,953	$(52,098)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Three Months Ended June 30, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(52,098)	$(37,882)	$(8,071)	$45,953	$(52,098)
Other Comprehensive (Loss) Income, Net of Income Taxes	(79)	(1,060)	(511)	1,571	(79)
Comprehensive (Loss) Income	$(52,177)	$(38,942)	$(8,582)	$47,524	$(52,177)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 29, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net cash (used in) provided by operating activities	$(68,489)	$(32,721)	$21,557	$(4,666)	$(84,319)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,350)	(36,670)	(7,083)	--	(47,103)
Payments for in-store merchandise shops	--	(1,010)	(512)	--	(1,522)
Investments in and advances to equity investees	--	--	(3,000)	--	(3,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(27,997)	73,651	(45,654)	--	--
Other, net	(320)	291	47	--	18
Net cash used in investing activities of discontinued operations	--	--	(2,347)	--	(2,347)
Net cash (used in) provided by investing activities	(31,667)	36,262	(58,549)	--	(53,954)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	297,943	--	943	--	298,886
Repayment of borrowings under revolving credit agreement	(211,260)	--	--	--	(211,260)
(Decrease) increase in intercompany loans	(2,575)	(898)	3,473	--	--
Proceeds from sale-leaseback	--	8,673	--	--	8,673
Principal payments under capital lease obligations	(2,458)	--	--	--	(2,458)
Proceeds from exercise of stock options	1,498	--	--	--	1,498
Payment of deferred financing fees	(4,264)	--	(172)	--	(4,436)
Net cash provided by financing activities	78,884	7,775	4,244	--	90,903

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,568)	(13,681)	20,372	--	(2,877)

Net Change in Cash and Cash Equivalents	(30,840)	(2,365)	(12,376)	(4,666)	(50,247)
Cash and Cash Equivalents at Beginning of Period	30,840	4,827	26,074	(2,339)	59,402
Cash and Cash Equivalents at End of Period	$--	$2,462	$13,698	$(7,005)	$9,155

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net cash used in operating activities	$(1,224)	$(41,178)	$(18,483)	$(40)	$(60,925)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,750)	(22,583)	(4,216)	--	(30,549)
Payments for in-store merchandise shops	--	(1,108)	(193)	--	(1,301)
Investments in and advances to equity investees	--	--	(3,000)	--	(3,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(48,591)	44,538	4,053	--	--
Other, net	(277)	238	152	--	113
Net cash (used in) provided by investing activities	(52,618)	21,085	(3,204)	--	(34,737)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	109,676	--	--	--	109,676
Repayment of borrowings under revolving credit agreement	(93,497)	--	--	--	(93,497)
Proceeds from issuance of Senior Secured Notes	164,540	--	--	--	164,540
(Decrease) increase in intercompany loans	(15,531)	2,578	12,953	--	--
Repayment of Euro Notes	(90,448)	--	--	--	(90,448)
Principal payments under capital lease obligations	(2,204)	--	--	--	(2,204)
Proceeds from exercise of stock options	5,574	--	--	--	5,574
Payment of deferred financing fees	(4,874)	--	--	--	(4,874)
Net cash provided by financing activities	73,236	2,578	12,953	--	88,767

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(801)	(304)	1,103	--	(2)

Net Change in Cash and Cash Equivalents	18,593	(17,819)	(7,631)	(40)	(6,897)
Cash and Cash Equivalents at Beginning of Period	144,783	20,302	15,016	(165)	179,936
Cash and Cash Equivalents at End of Period	$163,376	$2,483	$7,385	$(205)	$173,039

20.    SUBSEQUENT EVENTS

In July 2013, holders of the remaining $8.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 2,462,509 shares of the Company’s common stock. The Company paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. After the transactions closed, no Convertible Notes remained outstanding.

In July 2013, the Company entered into a sale-leaseback agreement for its Ohio Facility. The agreement provides for a sale price of $21.0 million, and upon closing the Company expects to enter into a leaseback with a 10-year term. The transaction is expected to close in the third quarter of 2013. The agreement does not affect the Company’s contract with a third-party facility operations and labor management company to provide distribution operations services at the Ohio Facility.

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

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the DANA BUCHMAN (*), LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions and to execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, continuing to drive profitable growth at KATE SPADE, sustaining recent improved performance in our LUCKY BRAND business and improving the operations and results and executing turn around actions at our JUICY COUTURE business while expanding its international operations. Our plan to improve operations and results at our JUICY COUTURE brand includes enhancing its outlet stores, implementing improved pricing, merchandising and inventory allocation strategies, reworking the merchandising and design of handbags and other accessories to be more in-line aesthetically with the apparel, relaunching the JUICY COUTURE intimates business and introducing JUICY COUTURE activewear.

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

Recent Developments and Operational Initiatives

We continue to pursue transactions and initiatives with a significant impact on our portfolio of brands and which improve our operations or liquidity.

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

In the second quarter of 2011, we initiated actions to close our Ohio distribution center (the “Ohio Facility”), which was previously expected to be completed in the fourth quarter of 2012. In August 2011, we entered into an agreement with Li & Fung Limited (“Li & Fung”) for distribution services in the United States for our Company-owned retail stores, as well as for our wholesale business. In August 2012, we encountered systems and operational issues that delayed the migration of our product distribution function out of the Ohio Facility, resulting in increased operating costs during the second half of 2012. Subsequently, we determined that it would be advisable to discontinue the migration of the product distribution function to Li & Fung, and we mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. In connection with such expiration, we discontinued the migration of our distribution function to Li & Fung and continue to utilize the Ohio Facility for such function. On February 5, 2013, we entered into a contract with a third-party facility operations and labor management company to provide distribution operations services at the Ohio Facility under a variable cost structure.

In July 2013, we entered into a sale-leaseback agreement for our Ohio Facility. The agreement provides for a sale price of $21.0 million, and upon closing we expect to enter into a leaseback with a 10-year term. The transaction is expected to close in the third quarter of 2013. The agreement does not affect our contract with a third-party facility operations and labor management company to provide distribution operations services at the Ohio Facility.

We are evolving our direct-to-consumer marketing and distribution activities by enhancing our omni-channel capabilities. We anticipate this will create a seamless consumer buying experience across direct-to-consumer sub-channels by allowing fulfillment of e-commerce orders from substantially all retail stores and fulfillment of retail store sales with e-commerce inventory when the merchandise is not initially available in the respective sub-channel.  Consumers will also have the ability to place e-commerce orders through point of sale kiosks located within our retail stores.

Debt and Liquidity Enhancements

In July 2013, holders of the remaining $8.8 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) converted all of such outstanding Convertible Notes into 2.5 million shares of our common stock. After the transaction closed, no Convertible Notes remained outstanding. On January 22, 2013, a holder of $11.2 million aggregate principal amount of our Convertible Notes converted all of such outstanding Convertible Notes into 3.2 million shares of our common stock.

On April 18, 2013, we completed the third amendment to and restatement of our revolving credit facility (as amended to date, the “Amended Facility”), which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility is the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. See “Financial Position, Liquidity and Capital Resources.”

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. We have also engaged more extensively in direct shipping and other arrangements. We expect that our streamlining initiatives will provide long-term cost savings. We will also continue to closely manage spending, with 2013 capital expenditures expected to be approximately $115.0 million, compared to $85.8 million in 2012.

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

Overall Results for the Six Months Ended June 29, 2013

Net Sales

Net sales for the first half of 2013 were $753.8 million, an increase of $99.8 million, or 15.3%, compared to net sales for the first half of 2012. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by declines in net sales within our JUICY COUTURE and Adelington Design Group segments. Net sales for the first half of 2013 included $47.5 million of KSJ net sales in our consolidated results.

Gross Profit and Loss from Continuing Operations

Gross profit in the first half of 2013 was $419.9 million, an increase of $50.1 million compared to the first half of 2012, primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our JUICY COUTURE segment. Our gross profit rate decreased from 56.5% in 2012 to 55.7% in 2013 due to increased promotion activity at JUICY COUTURE, partially offset by increased gross profit in our KATE SPADE segment, which runs at a higher gross profit rate than the Company average.

We recorded a loss from continuing operations of $75.9 million in the first six months of 2013, as compared to a loss from continuing operations of $101.3 million in the first half of 2012. The period-over-period change primarily reflected: (i) an increase in gross profit; (ii) a loss on extinguishment of debt of $1.1 million in the first half of 2013 compared to $5.6 million in the first half of 2012; (iii) an increase in Selling, general & administrative expenses (“SG&A”); (iv) an impairment charge of $6.1 million in the first half of 2013 related to the MEXX cost investment; and (v) Other (expense) income, net of $(2.8) million in the first half of 2013, compared to $2.5 million in the first half of 2012.

Balance Sheet

We ended the first six months of 2013 with a net debt position (total debt less cash and marketable securities) of $480.9 million as compared to $328.6 million at the end of the first six months of 2012. The $152.3 million increase in our net debt primarily reflected: (i) the funding of $102.6 million of capital and in-store shop expenditures over the last 12 months; (ii) the payment of $41.0 million for the KSJ Buyout; and (iii) the conversion of $23.0 million aggregate principal amount of our Convertible Notes into 6.5 million shares of our common stock. We also used $8.4 million in cash from continuing operations over the past 12 months, which included a $20.0 million advance refunded to J.C. Penney Corporation, Inc. (“JCPenney”) on February 8, 2013.

RESULTS OF OPERATIONS

As discussed above, we present our results based on four reportable segments.

SIX MONTHS ENDED JUNE 29, 2013 COMPARED TO SIX MONTHS ENDED JUNE 30, 2012

The following table sets forth our operating results for the six months ended June 29, 2013 (comprised of 26 weeks) compared to the six months ended June 30, 2012 (comprised of 26 weeks):

	Six Months Ended		Variance
Dollars in millions	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)	$	%

Net Sales	$753.8	$654.0	$99.8	15.3%

Gross Profit	419.9	369.8	50.1	13.5%

Selling, general & administrative expenses	459.2	440.3	(18.9)	(4.3)%

Operating Loss	(39.3)	(70.5)	31.2	44.3%

Other (expense) income, net	(2.8)	2.5	(5.3)	*

Impairment of cost investment	(6.1)	--	(6.1)	*

Loss on extinguishment of debt	(1.1)	(5.6)	4.5	80.4%

Interest expense, net	(24.0)	(24.6)	0.6	2.6%

Provision for income taxes	2.6	3.1	0.5	14.7%

Loss from Continuing Operations	(75.9)	(101.3)	25.4	25.1%

Discontinued operations, net of income taxes	(19.4)	(11.4)	(8.0)	(69.6)%

Net Loss	$(95.3)	$(112.7)	$17.4	15.5%

*   Not meaningful.

Net Sales

Net sales for the first half of 2013 were $753.8 million, an increase of $99.8 million, or 15.3%, compared to the first half of 2012.

Net sales results for our reportable segments are provided below:

•

JUICY COUTURE net sales were $192.1 million, a 10.7% decrease compared to 2012, which primarily reflected decreases in our wholesale non-apparel, wholesale apparel and specialty retail operations, partially offset by an increase in our outlet operations.

We ended the first half of 2013 with 74 specialty retail stores, 50 outlet stores and 2 concessions, reflecting the net closure over the last 12 months of 6 specialty retail stores, 3 concessions and 2 outlet stores. Key operating metrics for our JUICY COUTURE retail operations included the following:

—    Average retail square footage in the first six months of 2013 was approximately 418 thousand square feet, a 2.8% decrease compared to 2012;

—    Sales productivity was $270 per average square foot as compared to $261 for the first six months of 2012; and

—    Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 2.9% in the first six months of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales decreased by 4.1%.

•

LUCKY BRAND net sales were $226.4 million, a 6.6% increase compared to 2012, reflecting increases in our wholesale apparel, outlet and e-commerce operations, partially offset by a decrease in our wholesale non-apparel operations.

We ended the first half of 2013 with 171 specialty retail stores and 52 outlet stores, reflecting the net closure over the last 12 months of 1 specialty retail store and the net addition of 8 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—    Average retail square footage in the first six months of 2013 was approximately 557 thousand square feet, flat compared to 2012;

—    Sales productivity was $216 per average square foot as compared to $209 for the first six months of 2012; and

—    Comparable direct-to-consumer net sales, including e-commerce, increased by 1.7% in the first six months of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 0.9%.

•

KATE SPADE net sales were $307.8 million, a 64.3% increase compared to 2012, reflecting increases across all operations in the segment. Net sales for the first half of 2013 included $47.5 million of KSJ net sales.

We ended the first half of 2013 with 97 specialty retail stores, 42 outlet stores and 39 concessions, reflecting the net addition over the last 12 months of 22 specialty retail stores, 13 outlet stores and 7 concessions and the acquisition of 21 specialty retail stores and 32 concessions resulting from the KSJ Buyout. Key operating metrics for our KATE SPADE retail operations included the following:

—    Average retail square footage in the first six months of 2013 was approximately 237 thousand square feet, a 49.9% increase compared to 2012;

—    Sales productivity was $536 per average square foot as compared to $474 for the first six months of 2012; and

—    Comparable direct-to-consumer net sales, including e-commerce, increased by 24.9% in the first six months of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 17.9%.

•

Adelington Design Group net sales were $27.5 million, a decrease of $11.5 million, or 29.4%, compared to 2012, reflecting the following:

—    A net $4.1 million decrease primarily related to the licensed LIZ CLAIBORNE brands, including LIZWEAR and LIZ CLAIBORNE NEW YORK;

—    A $3.8 million decrease in net sales primarily related to our former licensed DKNY® Jeans brand and other brands that have been licensed or exited; and

— A $3.6 million decrease in the wholesale non-apparel operations of our licensed MONET brand and our TRIFARI brand.

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

We evaluate sales productivity based on net sales per average square foot, which is defined as net sales divided by the average of beginning and end of period gross square feet and excludes e-commerce net sales.

Gross Profit

Gross profit in the first half of 2013 was $419.9 million (55.7% of net sales), compared to $369.8 million (56.5% of net sales) in the first half of 2012. The increase in gross profit was primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our JUICY COUTURE segment. Our gross profit rate decreased from 56.5% in 2012 to 55.7% in 2013 due to increased promotion activity at JUICY COUTURE partially offset by increased gross profit in our KATE SPADE segment, which runs at a higher gross profit rate than the Company average.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $18.9 million, or 4.3%, to $459.2 million in the first half of 2013 compared to the first half of 2012. The increase in SG&A reflected the following:

•

A $72.0 million increase in SG&A in our KATE SPADE and LUCKY BRAND segments, primarily related to direct-to-consumer expansion reflecting: (i) increased compensation related expenses; (ii) increased e-commerce fees and advertising expenses; and (iii) increased rent and other store operating expenses. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY.

•	A $27.6 million decrease associated with reduced costs at Corporate and in our JUICY COUTURE and Adelington Design Group segments; and
•	A $25.5 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

SG&A as a percentage of net sales was 60.9%, compared to 67.3% in 2012, primarily reflecting reduced SG&A in our JUICY COUTURE and Adelington Design Group segments and Corporate.

Operating Loss

Operating loss for the first half of 2013 was $39.3 million ((5.2)% of net sales) compared to an operating loss of $70.5 million ((10.8)% of net sales) in 2012.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(2.8) million and $2.5 million in the six months ended June 29, 2013 and June 30, 2012, respectively. Other (expense) income, net consisted primarily of (i) foreign currency transaction gains and losses and (ii) equity in the (losses) earnings of our equity method investees.

Impairment of Cost Investment

During the first half of 2013, we recorded a $6.1 million impairment charge related to our investment in the MEXX business.

Loss on Extinguishment of Debt

During the first half of 2013, we recorded a $1.1 million loss on the extinguishment of debt in connection with the conversion of $11.2 million of our Convertible Notes into 3.2 million shares of our common stock. During the first half of 2012, we recorded a $5.6 million loss on the extinguishment of debt in connection with the conversion of $37.6 million of our Convertible Notes into 10.8 million shares of our common stock and the repurchase of 68.6 million euro aggregate principal amount of our 5.0% Euro Notes due July 2013 (the “Euro Notes”).

Interest Expense, Net

Interest expense, net was $24.0 million for the six months ended June 29, 2013, as compared to $24.6 million for the six months ended June 30, 2012, primarily reflecting a decrease of $5.3 million in interest expense on the Euro Notes and Convertible Notes and a $2.1 million decrease in the amortization of deferred financing fees, partially offset by a $6.7 million increase in interest expense on the Senior Notes (as defined below) and Amended Facility.

Provision for Income Taxes

The income tax provision of $2.6 million and $3.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first half of 2013 decreased to $75.9 million, or (10.1)% of net sales, from $101.3 million in the first half of 2012, or (15.5)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.63) in 2013 and $(0.96) in 2012.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first half of 2013 was $19.4 million, reflecting a loss on disposal of discontinued operations of $17.7 million and a $1.7 million loss from discontinued operations. Loss from discontinued operations in the first half of 2012 was $11.4 million, reflecting a loss on disposal of discontinued operations of $8.9 million and a $2.5 million loss from discontinued operations. EPS from discontinued operations was $(0.17) in 2013 and $(0.11) in 2012.

Net Loss

Net loss in the first half of 2013 decreased to $95.3 million from $112.7 million in the first half of 2012. EPS was $(0.80) in 2013 and $(1.07) in 2012.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. During the fourth quarter of 2012, we determined that our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA is also a key metric utilized in our annual bonus and long-term incentive plans. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. Unallocated Corporate costs also exclude non-cash share-based compensation expense. In addition, Segment Adjusted EBITDA does not include Corporate expenses associated with the following functions: corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities, which are included in Unallocated Corporate costs. We do not allocate amounts reported below Operating loss to our reportable segments, other than equity income (loss) in equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Six Months Ended		Variance
Dollars in thousands	June 29, 2013 (26 Weeks)	June 30, 2012 (26 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$(12,275)	$6,093	$(18,368)	*
LUCKY BRAND	9,345	6,752	2,593	38.4%
KATE SPADE (a)	42,840	35,857	6,983	19.5%
Adelington Design Group	5,744	6,724	(980)	(14.6)%
Total Reportable Segments Adjusted EBITDA	45,654	55,426
Unallocated Corporate Costs	(34,657)	(41,052)
Depreciation and amortization, net (b)	(32,949)	(32,514)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(14,365)	(45,695)
Share-based compensation	(3,501)	(5,596)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	562	(1,054)
Operating Loss	(39,256)	(70,485)
Other (expense) income, net(a)	(2,823)	2,517
Impairment of cost investment	(6,109)	--
Loss on extinguishment of debt	(1,108)	(5,646)
Interest expense, net	(23,975)	(24,608)
Provision for income taxes	2,609	3,059
Loss from Continuing Operations	$(75,880)	$(101,281)

*                  Not meaningful.

(a)              Amounts include equity in the (losses) earnings of equity method investees of $(0.6) million and $1.1 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

(b)              Excludes amortization included in Interest expense, net.

(c)              See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the six months ended June 29, 2013 and June 30, 2012 follows:

•

JUICY COUTURE Adjusted EBITDA for the first half of 2013 was $(12.3) million ((6.4)% of net sales), compared to Adjusted EBITDA of $6.1 million (2.8% of net sales) in 2012. The period-over-period change reflected decreased gross profit, partially offset by reduced SG&A associated with reduced compensation related expenses.

•

LUCKY BRAND Adjusted EBITDA for the first half of 2013 was $9.3 million (4.1% of net sales), compared to Adjusted EBITDA of $6.8 million (3.2% of net sales) in 2012. The period-over-period change reflected increased gross profit, partially offset by an increase in SG&A related to increased rent and other store operating expenses, professional fees and compensation related expenses.

•

KATE SPADE Adjusted EBITDA for the first half of 2013 was $42.8 million (13.9% of net sales), compared to $35.9 million (19.1% of net sales) in 2012. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, e-commerce fees, rent and other store operating expenses and advertising expenses. The increase also included incremental SG&A associated with KSJ, the launch of KATE SPADE SATURDAY and the impact of costs associated with defending the KATE SPADE SATURDAY trademark. The decrease in the EBITDA margin resulted from the reporting impact of the KSJ acquisition, the launch of KATE SPADE SATURDAY and the expansion of JACK SPADE. KATE SPADE Adjusted EBITDA for 2013 included $2.2 million of incremental Adjusted EBITDA from KSJ.

•

Adelington Design Group Adjusted EBITDA for the first half of 2013 was $5.7 million (20.8% of net sales), compared to Adjusted EBITDA of $6.7 million (17.2% of net sales) in 2012. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

Unallocated Corporate costs include costs for corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities.

Unallocated Corporate costs decreased to $34.7 million for the six months ended June 29, 2013 compared to $41.1 million for the six months ended June 30, 2012 primarily due to reduced payroll and related expenses. The decrease in those expenses resulted principally from corporate streamlining actions executed in 2012, which included reductions in staff. We also decreased discretionary spending.

THREE MONTHS ENDED JUNE 29, 2013 COMPARED TO THREE MONTHS ENDED JUNE 30, 2012

The following table sets forth our operating results for the three months ended June 29, 2013 (comprised of 13 weeks) compared to the three months ended June 30, 2012 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	June 29, 2013 (13 Weeks)	June 30, 2012 (13 Weeks)	$	%

Net Sales	$382.0	$336.9	$45.1	13.4%

Gross Profit	215.7	190.7	25.0	13.1%

Selling, general & administrative expenses	231.8	228.3	(3.5)	(1.5)%

Operating Loss	(16.1)	(37.6)	21.5	57.1%

Other (expense) income, net	(0.9)	4.8	(5.7)	*

Impairment of cost investment	(6.1)	--	(6.1)	*

Loss on extinguishment of debt	--	(2.7)	2.7	*

Interest expense, net	(11.7)	(12.3)	0.6	5.2%

Provision for income taxes	1.6	1.8	0.2	10.8%

Loss from Continuing Operations	(36.4)	(49.6)	13.2	26.6%

Discontinued operations, net of income taxes	(6.7)	(2.5)	(4.2)	*

Net Loss	$(43.1)	$(52.1)	$9.0	17.2%

*   Not meaningful.

Net Sales

Net sales for the second quarter of 2013 were $382.0 million, an increase of $45.1 million, or 13.4%, compared to the second quarter of 2012. Net sales increased in our KATE SPADE segment, partially offset by declines in net sales within our JUICY COUTURE, Adelington Design Group and LUCKY BRAND segments. Net sales for the second quarter of 2013 included $22.4 million of KSJ net sales in our consolidated results.

Net sales results for our reportable segments are provided below:

•

JUICY COUTURE net sales were $93.7 million, a 10.7% decrease compared to 2012, which primarily reflected decreases in our wholesale apparel and wholesale non-apparel operations. Key operating metrics for our JUICY COUTURE retail operations included the following:

—    Average retail square footage in the second quarter of 2013 was approximately 414 thousand square feet, a 1.7% decrease compared to 2012;

—    Sales productivity was $138 per average square foot as compared to $136 for the second quarter of 2012; and

—    Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 4.0% in the second quarter of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales decreased by 5.3%.

•

LUCKY BRAND net sales were $109.4 million, a 2.4% decrease compared to 2012, reflecting decreases in our wholesale apparel and wholesale non-apparel operations, partially offset by increases in our outlet and e-commerce operations. Key operating metrics for our LUCKY BRAND retail operations included the following:

—    Average retail square footage in the second quarter of 2013 was approximately 556 thousand square feet, a 0.7% increase compared to 2012;

—    Sales productivity was $109 per average square foot as compared to $107 for the second quarter of 2012; and

—    Comparable direct-to-consumer net sales, including e-commerce, increased by 1.8% in the second quarter of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 0.7%.

•

KATE SPADE net sales were $166.8 million, a 65.3% increase compared to 2012, reflecting increases across all operations in the segment. Net sales for the second quarter of 2013 included $22.4 million of KSJ net sales. Key operating metrics for our KATE SPADE retail operations included the following:

—    Average retail square footage in the second quarter of 2013 was approximately 247 thousand square feet, a 55.3% increase compared to 2012;

—    Sales productivity was $278 per average square foot as compared to $265 for the second quarter of 2012; and

—    Comparable direct-to-consumer net sales, including e-commerce, increased by 27.4% in the second quarter of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 12.5%.

•	Adelington Design Group net sales were $12.0 million, a decrease of $6.9 million, or 36.3%, compared to 2012, reflecting a decrease across substantially all operations in the segment.

Gross Profit

Gross profit in the second quarter of 2013 was $215.7 million (56.5% of net sales), compared to $190.7 million (56.6% of net sales) in the second quarter of 2012. The increase in gross profit is primarily due to increased net sales in our KATE SPADE segment, partially offset by decreased net sales in our JUICY COUTURE, Adelington Design Group and LUCKY BRAND segments. Our gross profit rate slightly decreased from 56.6% in 2012 to 56.5% in 2013 due to increased promotion activity at JUICY COUTURE, partially offset by increased gross profit in our KATE SPADE segment, which run at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses

SG&A increased $3.5 million, or 1.5%, to $231.8 million in the second quarter of 2013 compared to the second quarter of 2012. The increase in SG&A reflected the following:

•

A $37.5 million increase in SG&A in our KATE SPADE and LUCKY BRAND segments, primarily related to direct-to-consumer expansion reflecting: (i) increased e-commerce fees and advertising expenses; (ii) increased compensation related expenses; and (iii) increased rent and other store operating expenses. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY.

•	An $11.6 million decrease in costs at Corporate and in our JUICY COUTURE and Adelington Design Group segments; and
•	A $22.4 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

SG&A as a percentage of net sales was 60.7%, compared to 67.8% in 2012, primarily reflecting reduced SG&A in our JUICY COUTURE and Adelington Design Group segments and Corporate.

Operating Loss

Operating loss for the second quarter of 2013 was $16.1 million ((4.2)% of net sales) compared to an operating loss of $37.6 million ((11.1)% of net sales) in 2012.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(0.9) million and $4.8 million in the three months ended June 29, 2013 and June 30, 2012, respectively. Other (expense) income, net consisted primarily of (i) foreign currency transaction gains and losses; and (ii) equity in the (losses) earnings of our equity method investees.

Impairment of Cost Investment

During the second quarter of 2013, we recorded a $6.1 million impairment charge related to our investment in the MEXX business.

Loss on Extinguishment of Debt

During the second quarter of 2012, we recorded a $2.7 million loss on the extinguishment of debt in connection with the conversion of $15.0 million aggregate principal amount of our Convertible Notes into 4.3 million shares of our common stock and the repurchase of 28.6 million euro aggregate principal amount of our Euro Notes.

Interest Expense, Net

Interest expense, net was $11.7 million for the three months ended June 29, 2013, as compared to $12.3 million for the three months ended June 30, 2012, primarily reflecting a decrease of $2.1 million in interest expense related to the Euro Notes and Convertible Notes and a $1.4 million decrease in financing fees, partially offset by a $3.0 million increase in interest expense on the Senior Notes and outstanding borrowings under our Amended Facility.

Provision for Income Taxes

The income tax provision of $1.6 million and $1.8 million for the three months ended June 29, 2013 and June 30, 2012, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the second quarter of 2013 decreased to $36.4 million, or (9.5)% of net sales, from $49.6 million in the second quarter of 2012, or (14.7)% of net sales. EPS from continuing operations was $(0.30) in 2013 and $(0.46) in 2012.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the second quarter of 2013 was $6.7 million, reflecting a loss on disposal of discontinued operations of $6.2 million and a $0.5 million loss from discontinued operations. Loss from discontinued operations in the second quarter of 2012 was $2.5 million, reflecting a loss on disposal of discontinued operations $2.7 million and $0.2 million of income from discontinued operations. EPS from discontinued operations was $(0.06) in 2013 and $(0.02) in 2012.

Net Loss

Net loss in the second quarter of 2013 decreased to $43.1 million from $52.1 million in the second quarter of 2012. EPS was $(0.36) in 2013 and $(0.48) in 2012.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Three Months Ended		Variance
Dollars in thousands	June 29, 2013 (13 Weeks)	June 30, 2012 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$(3,977)	$3,026	$(7,003)	*
LUCKY BRAND	4,038	7,683	(3,645)	(47.4)%
KATE SPADE (a)	23,884	19,347	4,537	23.5%
Adelington Design Group	1,872	5,138	(3,266)	(63.6)%
Total Reportable Segments Adjusted EBITDA	25,817	35,194
Unallocated Corporate Costs	(17,288)	(20,484)
Depreciation and amortization, net (b)	(16,388)	(15,722)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(7,104)	(33,391)
Share-based compensation	(1,421)	(2,144)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	292	(996)
Operating Loss	(16,092)	(37,543)
Other (expense) income, net (a)	(958)	4,842
Impairment of cost investment	(6,109)	--
Loss on extinguishment of debt	--	(2,788)
Interest expense, net	(11,632)	(12,268)
Provision for income taxes	1,601	1,794
Loss from Continuing Operations	$(36,392)	$(49,551)

*              Not meaningful.

(a)          Amounts include equity in the (losses) earnings of equity method investees of $(0.3) million and $1.0 million for the three months ended June 29, 2013 and June 30, 2012, respectively.

(b)          Excludes amortization included in Interest expense, net.

(c)          See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the three months ended June 29, 2013 and June 30, 2012 follows:

•

JUICY COUTURE Adjusted EBITDA for the second quarter of 2013 was $(4.0) million ((4.2)% of net sales), compared to Adjusted EBITDA of $3.0 million (2.9% of net sales) in 2012. The period-over-period change reflected decreased gross profit, partially offset by reduced SG&A.

•

LUCKY BRAND Adjusted EBITDA for the second quarter of 2013 was $4.0 million (3.7% of net sales), compared to Adjusted EBITDA of $7.7 million (6.9% of net sales) in 2012. The period-over-period change reflected decreased gross profit, as discussed above, and an increase in SG&A related to increased rent, other store operating expenses and professional fees.

•

KATE SPADE Adjusted EBITDA for the second quarter of 2013 was $23.9 million (14.3% of net sales), compared to $19.3 million (19.2% of net sales) in 2012. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, advertising expenses, e-commerce fees and rent and other store operating expenses. The increase also included incremental SG&A associated with KSJ, the launch of KATE SPADE SATURDAY and costs associated with defending the KATE SPADE SATURDAY trademark. The decrease in the Adjusted EBITDA margin resulted from the reporting impact of the KSJ acquisition, the launch of KATE SPADE SATURDAY and the expansion of JACK SPADE. KATE SPADE Adjusted EBITDA for 2013 included $0.9 million of incremental Adjusted EBITDA from KSJ.

•

Adelington Design Group Adjusted EBITDA for the second quarter of 2013 was $1.9 million (15.5% of net sales), compared to Adjusted EBITDA of $5.1 million (27.1% of net sales) in 2012. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

Unallocated Corporate costs decreased to $17.3 million for the three months ended June 29, 2013 compared to $20.5 million for the three months ended June 30, 2012 due to reduced payroll and related expenses. The decrease in those expenses resulted principally from corporate streamlining actions executed in 2012, which included reductions in staff. We also decreased discretionary spending.

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

10.5% Senior Secured Notes. We used the net proceeds of $212.9 million from the April 7, 2011 issuance of 10.5% Senior Secured Notes due April 15, 2019 (the “Original Notes,” together with the June 8, 2012 issuance of $152.0 million aggregate principal amount of Senior Secured Notes (the “Additional Notes”), the “Senior Notes”) primarily to fund a tender offer to repurchase 128.5 million euro aggregate principal amount of our then-outstanding Euro Notes. The remaining proceeds were used for general corporate purposes. On June 8, 2012, we completed the offering of the Additional Notes. We used a portion of the net proceeds of the offering of the Additional Notes to repay outstanding borrowings under our Amended Facility and to fund the redemption of 52.9 million euro aggregate principal of Euro Notes on July 12, 2012. We used the remaining proceeds to fund a portion of the KSJ Buyout and for general corporate purposes.

The Senior Notes mature on April 15, 2019 and are guaranteed on a senior secured basis by certain of our current and future domestic subsidiaries. The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of our trademarks and on a second-priority basis by the other assets of the Company and of the guarantors that secure the Amended Facility.

The indenture governing the Senior Notes contains provisions that may require us to offer to repurchase the Senior Notes at 101% of their aggregate principal amount upon certain defined “Change of Control” events. In addition, the indenture may require that the proceeds from sales of our assets (subject to various exceptions and the ability to apply the proceeds to repay indebtedness or reinvest in our business) be used to offer to repurchase the Senior Notes at 100% of their aggregate principal amount. The indenture also contains other standard high-yield debt covenants, which limit our ability to incur additional indebtedness, incur additional liens, make asset sales, make dividend payments and investments, make payments and other transfers between itself and its subsidiaries, enter into affiliate transactions and merge or consolidate with other entities.

Pursuant to registration rights agreements executed as part of the offering of Original Notes and the Additional Notes, we were required to complete SEC-registered offers to issue new Senior Notes (with substantially the same terms and principal amount) in exchange for the Original Notes and the Additional Notes. We were required to pay additional interest on the Senior Notes through the completion of the exchange offers on March 20, 2013. All accrued and unpaid additional interest was paid (together with regular interest on the Senior Notes) on April 15, 2013.

Amended Facility. On April 18, 2013, we completed a third amendment to the Amended Facility, which extended the maturity date from August 2014 to April 2018. Under the Amended Facility, availability is the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

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

There can be no certainty that availability under the Amended Facility will be sufficient to fund our liquidity needs. Should we be unable to comply with the requirements in the Amended Facility, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the Amended Facility. Should we be unable to borrow under the Amended Facility, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Facility would likely cause cross-defaults under our other outstanding indebtedness, including the Senior Notes.

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

Cash and Debt Balances. We ended the first half of 2013 with $9.1 million in cash and marketable securities, compared to $173.9 million at the end of the first half of 2012 and with $490.0 million of debt outstanding at the end of the first half of 2013, compared to $502.5 million at the end of the first half of 2012. The $152.3 million increase in our net debt position over the last twelve months primarily reflected: (i) the funding of $102.6 million of capital and in-store shop expenditures over the last 12 months; (ii) the payment of $41.0 million for the KSJ Buyout; and (iii) the conversion of $23.0 million aggregate principal amount of our Convertible Notes into 6.5 million shares of our common stock. We also used $8.4 million in cash from continuing operations over the past 12 months, which included a $20.0 million advance refunded to JCPenney on February 8, 2013.

Accounts Receivable decreased $19.8 million, or 17.8%, at June 29, 2013 compared to June 30, 2012, primarily due to decreased wholesale sales in our JUICY COUTURE, LUCKY BRAND and Adelington Design Group segments, partially offset by increased wholesale sales in our KATE SPADE segment and, to a lesser extent, the impact of the KSJ Buyout.

Accounts receivable decreased $30.2 million, or 24.9%, at June 29, 2013 compared to December 29, 2012, primarily reflecting timing of wholesale shipments.

Inventories increased $50.5 million, or 26.9% at June 29, 2013 compared to June 30, 2012, primarily due to an increase in KATE SPADE inventory to support growth initiatives and the impact of the KSJ Buyout. Inventories increased $17.9 million, or 8.1%, compared to December 29, 2012, primarily due to an increase in KATE SPADE inventory to support growth initiatives, including the launch of KATE SPADE SATURDAY.

Borrowings under our Amended Facility peaked at $91.4 million during the first half of 2013, compared to a peak of $51.2 million during the first half of 2012. Outstanding borrowings were $87.6 million at June 29, 2013, compared to $16.2 million at June 30, 2012.

Net cash used in operating activities of our continuing operations was $82.9 million in the first half of 2013, compared to $49.9 million in the first half of 2012. This $33.0 million period-over-period change was primarily due to a $36.4 million decrease in working capital items including a $20.0 million refund paid to JCPenney during the first quarter of 2013, partially offset by reduced losses in 2013 compared to 2012 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $1.4 million and $11.1 million of cash in the six months ended June 29, 2013 and June 30, 2012, respectively.

Net cash used in investing activities of our continuing operations was $51.6 million in the first half of 2013, compared to $34.7 million in the first half of 2012. Net cash used in investing activities in the six months ended June 29, 2013 primarily reflected the use of $48.6 million for capital and in-store shop expenditures and the use of $3.0 million for investments in and advances to KS China Co., Limited (“KSC”), our equity investee. Net cash used in investing activities in the six months ended June 30, 2012 primarily reflected the use of $31.9 million for capital and in-store shop expenditures and $3.0 million for investments in and advances to KSC. The investing activities of our discontinued operations used $2.3 million in the six months ended June 29, 2013.

Net cash provided by financing activities was $90.9 million in the first half of 2013, compared to $88.8 million in the first half of 2012. The $2.1 million period-over-period change primarily reflected an increase in net cash provided by borrowing activities under our Amended Facility of $71.4 million and the receipt of net proceeds of $8.7 from the sale-leaseback of our North Bergen, NJ office building, partially offset by the absence of net proceeds from the issuance and repayment of long term debt in 2012, which provided $74.1 million, and a decrease in proceeds from the exercise of stock options of $4.1 million.

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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 125 such leases. As of June 29, 2013, the future aggregate payments under these leases amounted to $163.8 million and extended to various dates through 2025.

During the second quarter of 2013, we entered into a sale-leaseback agreement for our North Bergen, NJ office with a 12-year term and two five-year renewal options. This transaction was classified as a capital lease and recorded at fair value. As of June 29, 2013, the future minimum lease payments under the noncancelable capital lease were $26.7 million.

In July 2013, we entered into a sale-leaseback agreement for our Ohio Facility. The agreement provides for a sale price of $21.0 million, and upon closing we expect to enter into a leaseback with a 10-year term. The transaction is expected to close in the third quarter of 2013.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which was expected to result in the termination of all or a significant portion of our union employees (see Note 12 of Notes to Condensed Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of June 29, 2013, the accrued withdrawal liability was $12.2 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

We established KSC in June 2011. We made capital contributions to KSC of $3.0 million in the first half of 2013 and 2012 and $2.5 million on July 10, 2013.

Additionally, in June 2011, we agreed that we or one of our affiliates will reacquire the existing KATE SPADE businesses in Southeast Asia in January 2014 from Globalluxe Kate Spade HK Limited (“Globalluxe”), with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

On July 29, 2013, we and our subsidiaries, Fifth and Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores Malibu Holdings (Luxembourg) S.a.r.l. (“Gores”) and Mexx Europe International B.V. (“MEI” and, together with Gores, the “Plaintiffs”) pursuant to which we paid the Plaintiffs $22.0 million to settle all claims arising under the complaint filed by Gores on January 25, 2013 (the “Complaint”) in which Gores claimed $25.0 million in damages arising from alleged breaches of the merger agreement related to the sale of the Company’s global MEXX business (the “Merger Agreement”), including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that we owed approximately $5.0 million to Gores. In conjunction with that settlement, we also sold our noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

Our 2013 capital expenditures are expected to be approximately $115.0 million, compared to $85.8 million in 2012. These expenditures primarily relate to our plan to open 80 – 85 Company-owned retail stores globally, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and our Amended Facility.

Debt consisted of the following:

In thousands	June 29, 2013	December 29, 2012	June 30, 2012

5.0% Euro Notes (a)	$--	$--	$66,923
6.0% Convertible Senior Notes (b)	8,269	18,287	28,300
10.5% Senior Secured Notes	382,951	383,662	384,497
Revolving credit facility	87,610	--	16,179
Capital lease obligations	11,187	4,345	6,617
Total debt	$490,017	$406,294	$502,516

(a)          The change in the balance of these euro-denominated notes reflected the repurchase of the remaining Euro Notes since June 30, 2012.

(b)         The balance at June 29, 2013, December 29, 2012 and June 30, 2012 represented principal of $8.8 million, $19.9 million and $31.7 million, respectively, and an unamortized debt discount of $0.5 million, $1.6 million and $3.4 million, respectively.

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

As of June 29, 2013, availability under our Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$350,000	$240,040	$87,610	$18,923	$133,507	$98,507

(a)          Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)         Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $35.0 million.

Off-Balance Sheet Arrangements

As of June 29, 2013, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by our KATE SPADE business in Japan.  As of June 29, 2013, we had forward contracts maturing through February 2014 to sell 2.1 billion yen for $21.8 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of June 29, 2013, we had forward contracts to sell 4.0 billion yen for $40.9 million maturing through September 2013. Transaction gains of $6.2 million and $2.2 million related to these derivative instruments were reflected within Other (expense) income, net for the six and three months ended June 29, 2013, respectively. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There were no significant changes in our critical accounting policies during the six months ended June 29, 2013. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and cash equivalents, operating cash flows, letters of credit and our Amended Facility. Our floating rate Amended Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of December 29, 2012, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility. As of June 29, 2013 and June 30, 2012, our exposure to changing market rates was as follows:

Dollars in millions	June 29, 2013		June 30, 2012
Variable rate debt	$87.6		$16.2
Average interest rate	3.4	5%	5.5	0%

A ten percent change in the average rate would have minimal impact to interest expense during the six months ended June 29, 2013.

As of June 29, 2013, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

As of June 29, 2013, we had forward contracts with net notional amounts of $62.7 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $1.6 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $5.5 million at June 29, 2013. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $6.8 million at June 29, 2013. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 29, 2013, we and our subsidiaries, Fifth and Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores Malibu Holdings (Luxembourg) S.a.r.l. (“Gores”) and Mexx Europe International B.V. (“MEI” and, together with Gores, the “Plaintiffs”) pursuant to which we paid the Plaintiffs $22.0 million to settle all claims arising under the complaint filed by Gores on January 25, 2013 (the “Complaint”) in which Gores claimed $25.0 million in damages arising from alleged breaches of the merger agreement related to the sale of the Company’s global MEXX business (the “Merger Agreement”), including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that we owed approximately $5.0 million to Gores. In conjunction with that settlement, we also sold our noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

On November 27, 2012, Kate Spade LLC received a demand letter from Saturdays Surf LLC, a company that sells surfboards, wetsuits, and men’s apparel, alleging that the name of KATE SPADE’s new global women’s lifestyle brand, “KATE SPADE SATURDAY,” infringes the trademark rights of Saturdays Surf LLC. On December 19, 2012, Kate Spade LLC filed a complaint in the United States District Court for the Southern District of New York seeking a declaration that its KATE SPADE SATURDAY trademark does not infringe the trademark rights of Saturdays Surf LLC. Saturdays Surf LLC filed an answer and counterclaims on February 7, 2013. On February 13, 2013, Saturdays Surf LLC filed a motion for a temporary restraining order and preliminary injunction to block us from launching KATE SPADE SATURDAY. On the same day, the District Court denied the motion for a temporary restraining order, allowing the launch to go forward as planned, and set a schedule for expedited briefing, discovery, and hearing on the preliminary injunction motion. The Court subsequently combined the preliminary injunction hearing with a full trial on the merits, which was heard May 28-30 and June 10-11, 2013. That trial solely considered prospective injunctive relief; Saturdays Surf LLC dropped all of its claims for damages. On June 17,

2013, the Court ruled in favor of Kate Spade LLC and held that the KATE SPADE SATURDAY trademark does not infringe the Saturdays Surf trademarks.

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

There have not been any material changes during the quarter ended June 29, 2013 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012, other than the following:

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

Should we be unable to comply with the requirements in the Amended Facility, we would be unable to borrow under such agreement, and any amounts outstanding would become immediately due and payable unless we were able to secure a waiver or an amendment under the Amended Facility. Should we be unable to borrow under the Amended Facility, or if outstanding borrowings thereunder become immediately due and payable, our liquidity may be significantly impaired, which could have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Facility would likely cause cross-defaults under our other outstanding indebtedness, including the Senior Notes.

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

On November 27, 2012, Kate Spade LLC received a demand letter from Saturdays Surf LLC, a company that sells surfboards, wetsuits, and men’s apparel, alleging that the name of KATE SPADE’s new global women’s lifestyle brand, “KATE SPADE SATURDAY,” infringes the trademark rights of Saturdays Surf LLC. On December 19,

2012, Kate Spade LLC filed a complaint in the United States District Court for the Southern District of New York seeking a declaration that its KATE SPADE SATURDAY trademark does not infringe the trademark rights of Saturdays Surf LLC. Saturdays Surf LLC filed an answer and counterclaims on February 7, 2013. On February 13, 2013, Saturdays Surf LLC filed a motion for a temporary restraining order and preliminary injunction to block us from launching KATE SPADE SATURDAY. On the same day, the District Court denied the motion for a temporary restraining order, allowing the launch to go forward as planned, and set a schedule for expedited briefing, discovery, and hearing on the preliminary injunction motion. The Court subsequently combined the preliminary injunction hearing with a full trial on the merits, which was heard May 28-30 and June 10-11, 2013. That trial solely considered prospective injunctive relief; Saturdays Surf LLC dropped all of its claims for damages. On June 17, 2013, the Court ruled in favor of Kate Spade LLC and held that the KATE SPADE SATURDAY trademark does not infringe the Saturdays Surf trademarks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended June 29, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
March 31, 2013 – April 27, 2013	--	$--	--	$28,749
April 28, 2013 - June 1, 2013	--	--	--	28,749
June 2, 2013 - June 29, 2013	--	--	--	28,749
Total - 13 Weeks Ended June 29, 2013	--	$--	--	$28,749

__________________

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Third Amended and Restated Credit Agreement, dated April 18, 2013, among Fifth & Pacific Companies, Inc., Kate Spade UK Limited, and Kate Spade Canada Inc., as borrowers, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Capital Finance, LLC and SunTrust Bank, as Documentation Agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners.

10.2

Amendment to the Restated and Amended Certificate of Incorporation of Fifth & Pacific Companies, Inc. (incorporated herein by reference to Exhibit 3(a) to Registrant’s Current Report on Form 8-K dated May 17, 2013).

10.3	Amendment to the By-Laws of Fifth & Pacific Companies, Inc. (incorporated herein by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8-K dated May 17, 2013).

10.4

Fifth & Pacific Companies, Inc. 2013 Stock Incentive Plan (incorporated herein by reference to Appendix B to Definitive Proxy Statement for the 2013 Annual Meeting of the Registrant filed April 3, 2013).

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.

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

DATE:                   August 8, 2013

FIFTH & PACIFIC COMPANIES, INC.		FIFTH & PACIFIC COMPANIES, INC.

By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	GEORGE M. CARRARA		MICHAEL RINALDO
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)