Form 10-Q
period 2013-09-28
Fifth & Pacific Companies, Inc.
filed 2013-11-07
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 28, 2013
or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:   1-10689

     FIFTH & PACIFIC COMPANIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 Broadway, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 25, 2013 was 122,743,809.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 28, 2013

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

·

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

·	general economic conditions in the United States, Asia, Europe and other parts of the world, including the impact of income tax changes and debt reduction efforts in the United States;
·	levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;
·	restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;
·	changes in the cost of raw materials, labor, advertising and transportation, which could impact prices of our products;
·

our ability to successfully implement our long-term strategic plans, including the continued growth of our KATE SPADE brand, our ability to sustain the recent improved performance in our LUCKY BRAND business and our ability to expand into markets outside of the US such as China, Japan and Brazil and the risks associated with such expansion;

·

risks associated with the sale of the JUICY COUTURE intellectual property to Authentic Brands Group, including our ability to complete and implement the transition plan for the JUICY COUTURE business in a satisfactory manner and to manage the associated transition costs, the impact of the transition plan on our relationships with our employees, our major customers, vendors and landlords and unanticipated expenses and charges that may occur as a result of the transition plan, such as litigation risks, including litigation regarding employment and workers’ compensation;

·

our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

·	whether we will be successful operating the KATE SPADE business in Japan and the risks associated with such operation;
·	our ability to anticipate and respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;
·	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees;
·	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;
·

our ability to successfully develop or acquire new product lines, such as the KATE SPADE SATURDAY line, or enter new markets, such as China, Japan and Brazil or product categories, and risks related to such new lines, markets or categories;

·	risks associated with the dependence of our ADELINGTON DESIGN GROUP business on third party arrangements and partners;

·	the impact of the highly competitive nature of the markets within which we operate, both within the US and abroad;
·	our reliance on independent foreign manufacturers, including the risk of their failure to comply with safety standards or our policies regarding labor practices;
·	risks associated with our buying/sourcing agreement with Li & Fung Limited, which results in a single third party foreign buying/sourcing agent for a significant portion of our products;
·

risks associated with our arrangement to continue to operate the Ohio distribution facility with a third party operations and labor management company that provides distribution operations services, including risks related to increased operating expenses, systems capabilities and operating under a third party arrangement;

·	a variety of legal, regulatory, political and economic risks, including risks related to the importation and exportation of product, tariffs and other trade barriers;
·

our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products, but political activity seeking to re-impose quota has been initiated or threatened;

·	our exposure to currency fluctuations;
·	risks associated with material disruptions in our information technology systems, both owned and licensed, and with our third party e-commerce platforms and operations;
·	risks associated with privacy breaches;
·	risks associated with credit card fraud and identity theft;
·	risks associated with third party service providers, both domestic and overseas, including service providers in the area of e-commerce;
·	limitations on our ability to utilize all or a portion of our US deferred tax assets if we experience an “ownership change”; and
·	the outcome of current and future litigation and other proceedings in which we are involved.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 28, 2013	December 29, 2012	September 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$6,832	$59,402	$31,221
Accounts receivable - trade, net	121,833	121,591	126,655
Inventories, net	310,638	220,538	245,578
Deferred income taxes	806	1,259	170
Other current assets	58,846	49,466	47,917
Total current assets	498,955	452,256	451,541

Property and Equipment, Net	244,471	219,963	224,587
Goodwill	52,679	60,223	1,574
Intangibles, Net	122,602	131,350	116,623
Deferred Income Taxes	64	65	--
Other Assets	38,241	38,666	49,027
Total Assets	$957,012	$902,523	$843,352

Liabilities and Stockholders’ Deficit
Current Liabilities:
Short-term borrowings	$137,440	$4,345	$4,681
Convertible Senior Notes	--	18,287	28,687
Accounts payable	217,754	174,705	168,849
Accrued expenses	209,370	217,464	215,001
Income taxes payable	1,326	932	794
Deferred income taxes	--	116	16
Total current liabilities	565,890	415,849	418,028

Long-Term Debt	391,279	383,662	384,841
Other Non-Current Liabilities	198,878	208,916	216,957
Deferred Income Taxes	21,680	21,026	15,724
Commitments and Contingencies (Note 11)
Stockholders’ Deficit:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	151,572	147,018	147,137
Retained earnings	838,027	1,071,551	1,094,421
Accumulated other comprehensive loss	(17,201)	(10,074)	(5,854)
	1,148,835	1,384,932	1,412,141
Common stock in treasury, at cost – 53,750,374, 59,851,190 and 63,237,133 shares	(1,369,550)	(1,511,862)	(1,604,339)
Total stockholders’ deficit	(220,715)	(126,930)	(192,198)
Total Liabilities and Stockholders’ Deficit	$957,012	$902,523	$843,352

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)

Net Sales	$1,184,367	$1,018,561	$430,604	$364,556

Cost of goods sold	521,357	445,620	187,460	161,439

Gross Profit	663,010	572,941	243,144	203,117

Selling, general & administrative expenses	701,289	643,707	242,167	203,398

Impairment of intangible asset	3,300	--	3,300	--

Operating Loss	(41,579)	(70,766)	(2,323)	(281)

Other (expense) income, net	(1,462)	1,479	1,361	(1,038)

Impairment of cost investment	(6,109)	--	--	--

Loss on extinguishment of debt	(1,707)	(8,669)	(599)	(3,023)

Interest expense, net	(36,062)	(37,836)	(12,087)	(13,228)

Loss Before Provision for Income Taxes	(86,919)	(115,792)	(13,648)	(17,570)

Provision for income taxes	3,862	4,882	1,253	1,823

Loss from Continuing Operations	(90,781)	(120,674)	(14,901)	(19,393)

Discontinued operations, net of income taxes	(21,396)	(10,865)	(1,965)	592

Net Loss	$(112,177)	$(131,539)	$(16,866)	$(18,801)

Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.75)	$(1.12)	$(0.12)	$(0.17)
Net Loss	$(0.93)	$(1.22)	$(0.14)	$(0.17)

Weighted Average Shares, Basic and Diluted	120,480	107,692	122,396	113,109

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)

Net Loss	$(112,177)	$(131,539)	$(16,866)	$(18,801)

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment	(7,671)	229	257	247

Unrealized losses on available-for-sale securities, net of income taxes of $0	--	(159)	--	(114)

Change in fair value of cash flow hedges, net of income tax expense (benefit) of $333, $0, $(288) and $0, respectively	544	--	(469)	--

Comprehensive Loss	$(119,304)	$(131,469)	$(17,078)	$(18,668)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)
Cash Flows from Operating Activities:
Net loss	$(112,177)	$(131,539)
Adjustments to arrive at loss from continuing operations	21,396	10,865
Loss from continuing operations	(90,781)	(120,674)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	52,295	54,783
Impairment of intangible asset	3,300	--
Loss on asset disposals and impairments, including streamlining initiatives, net	9,392	31,378
Share-based compensation	5,206	7,157
Loss on extinguishment of debt	1,707	8,669
Foreign currency losses (gains), net	6,870	(174)
Other, net	1,051	112
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(1,290)	(6,851)
Increase in inventories, net	(92,665)	(51,950)
(Increase) decrease in other current and non-current assets	(12,918)	5,187
Increase in accounts payable	44,812	26,944
Decrease in accrued expenses and other non-current liabilities	(27,070)	(29,933)
Net change in income tax assets and liabilities	2,982	3,844
Net cash used in operating activities of discontinued operations	(25,065)	(15,773)
Net cash used in operating activities	(122,174)	(87,281)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	20,264	--
Purchases of property and equipment	(77,787)	(55,180)
Payments for in-store merchandise shops	(2,479)	(1,767)
Investments in and advances to equity investees	(5,500)	(5,000)
Net proceeds from disposition	4,000	--
Other, net	101	236
Net cash used in investing activities of discontinued operations	(2,234)	--
Net cash used in investing activities	(63,635)	(61,711)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	495,696	113,389
Repayment of borrowings under revolving credit agreement	(359,543)	(113,389)
Proceeds from issuance of Senior Secured Notes	--	164,540
Repayment of Euro Notes	--	(158,027)
Proceeds from capital lease	8,673	--
Principal payments under capital lease obligations	(3,747)	(3,331)
Proceeds from exercise of stock options	2,326	6,049
Payment of deferred financing fees	(5,271)	(6,064)
Net cash provided by financing activities	138,134	3,167

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,895)	(2,890)

Net Change in Cash and Cash Equivalents	(52,570)	(148,715)
Cash and Cash Equivalents at Beginning of Period	59,402	179,936
Cash and Cash Equivalents at End of Period	$6,832	$31,221

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

·                  KATE SPADE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

·                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

·                  Adelington Design Group segment (*) – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) The Company’s agreement to supply DANA BUCHMAN branded jewelry to Kohl’s Corporation (“Kohl’s”) expired on October 11, 2013.

The operations of the Company’s former licensed DKNY ® Jeans family of brands concluded in January 2012 and were included in the results of the Adelington Design Group segment.

The activities of the Company’s former global Mexx business, its KENSIE, KENSIE GIRL and MAC & JAC brands, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. The Company continues activities with the LIZ CLAIBORNE family of brands, MONET brand and DANA BUCHMAN brand until the expiration of the supply agreement with Kohl’s on October 11, 2013 and therefore the activities of those brands have not been presented as discontinued operations.

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

In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of the results for the reported interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. Management has evaluated events or transactions that have occurred from the balance sheet date through the date the Company issued these financial statements (see Note 21 – Subsequent Events).

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the third quarter of 2013, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

2.    ACQUISITION

On October 31, 2012, a subsidiary of the Company acquired the remaining 51.0% interest in KSJ held by Sanei. KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE businesses in Japan, and the Company continues to operate such businesses in Japan through its Japanese subsidiary.

The purchase price for KSJ, including post-closing adjustments was 3.308 billion yen or $41.4 million.

Prior to obtaining control on October 31, 2012, the Company accounted for the investment in KSJ under the equity method. Upon obtaining control, the transaction was accounted for as an “acquisition achieved in stages,” in accordance with US GAAP. Accordingly, the Company re-measured the previously held equity interest in KSJ and adjusted it to fair value utilizing an income approach based on expected future after tax cash flows of KSJ discounted to reflect risk associated with those cash flows and a market approach based on earnings and revenue multiples that other purchasers in the market would have paid for that business. The fair value of the Company’s equity interest at the acquisition date was $47.2 million. The difference between the fair value of the Company’s ownership in KSJ and the Company’s carrying value of its investment of $7.1 million resulted in the recognition of a gain of $40.1 million in the fourth quarter of 2012. The results of operations for KSJ have been included in the Company’s consolidated results since October 31, 2012. KSJ generated $72.4 million of net sales and $2.2 million of net loss for the nine months ended September 28, 2013 and $24.9 million of net sales and $0.7 million of net loss for the three months ended September 28, 2013. KSJ also generated $5.2 million and $3.0 million of incremental Adjusted EBITDA for the nine and three months ended September 28, 2013. Adjusted EBITDA is the Company’s measure of segment profitability, as discussed in Note 15 – Segment Reporting.

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

The following unaudited pro forma financial information for the nine and three months ended September 29, 2012 reflects the results of continuing operations of the Company as if the KSJ Buyout had been completed on January 1, 2012. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

	Nine Months Ended	Three Months Ended
In thousands, except per share amounts	September 29, 2012 (39 Weeks)	September 29, 2012 (13 Weeks)

Net sales	$ 1,084,329	$ 387,086
Gross profit	616,541	217,865
Operating (loss) income	(67,284)	56
Loss before provision for income taxes	(112,723)	(17,350)
Loss from continuing operations	(119,016)	(19,236)
Diluted loss per share from continuing operations	(1.11)	(0.17)

The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been if the Company completed the acquisition at the dates indicated, nor does it purport to project the Company’s future financial position or operating results.

3.    DISCONTINUED OPERATIONS

The Company has completed various disposal transactions including: (i) the closure of the LIZ CLAIBORNE concessions in Europe in the first quarter of 2011; (ii) the closure of the MONET concessions in Europe in December 2011; (iii) the sale of an 81.25% interest in the former global Mexx business in October 2011; and (iv) the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks in October 2011.

The Company recorded pretax charges (income) of $19.2 million and $7.9 million during the nine months ended September 28, 2013 and September 29, 2012, respectively, and $1.5 million and $(1.0) million during the three months ended September 28, 2013 and September 29, 2012, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Nine Months Ended		Three Months Ended
	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)
In thousands
Net sales	$(23)	$1,615	$(1)	$(159)

Loss before (benefit) provision for income taxes	$(2,275)	$(4,837)	$(443)	$(364)
(Benefit) provision for income taxes	(128)	(1,867)	14	20
Loss from discontinued operations, net of income taxes	$(2,147)	$(2,970)	$(457)	$(384)

(Loss) income on disposal of discontinued operations, net of income taxes	$(19,249)	$(7,895)	$(1,508)	$976

For the nine months ended September 28, 2013 and September 29, 2012, the Company recorded charges of $0.5 million and $5.1 million, respectively, and $0.4 million for the three months ended September 28, 2013, related to its streamlining initiatives within Discontinued operations, net of income taxes.

4.    STOCKHOLDERS’ DEFICIT

Activity for the nine months ended September 28, 2013 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 29, 2012	$147,018	$1,071,551	$(1,511,862)
Net loss	--	(112,177)	--
Exercise of stock options	--	(3,773)	6,099
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(5,344)	3,212
Share-based compensation	5,206	--	--
Exchanges of Convertible Senior Notes, net	(652)	(112,230)	133,001
Balance as of September 28, 2013	$151,572	$838,027	$(1,369,550)

Activity for the nine months ended September 29, 2012 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 31, 2011	$302,330	$1,246,063	$(1,827,892)
Net loss	--	(131,539)	--
Exercise of stock options	(10,642)	(2,197)	18,888
Restricted shares issued, net of cancellations and shares withheld for taxes	(3,951)	(142)	2,772
Share-based compensation	7,157	--	--
Dividend equivalent units vested	--	(2)	2
Exchange of Convertible Senior Notes, net	(147,757)	(17,762)	201,891
Balance as of September 29, 2012	$147,137	$1,094,421	$(1,604,339)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	September 28, 2013	December 29, 2012	September 29, 2012
Cumulative translation adjustment	$(17,745)	$(10,074)	$(5,855)
Unrealized gains on cash flow hedging derivatives, net of income tax expense of $333	544	--	--
Unrealized gains on available-for-sale securities, net of income taxes of $0	--	--	1
Accumulated other comprehensive loss, net of income taxes	$(17,201)	$(10,074)	$(5,854)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the nine months ended September 28, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 29, 2012	$(10,074)	$--
Other comprehensive (loss) income before reclassification	(7,671)	1,099
Amounts reclassified from accumulated other comprehensive income	--	(555)
Net current-period other comprehensive (loss) income	(7,671)	544
Balance as of September 28, 2013	$(17,745)	$544

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended September 28, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of June 29, 2013	$(18,002)	$1,013
Other comprehensive income (loss) before reclassification	257	(101)
Amounts reclassified from accumulated other comprehensive income	--	(368)
Net current-period other comprehensive (loss) income	257	(469)
Balance as of September 28, 2013	$(17,745)	$544

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	September 28, 2013	December 29, 2012	September 29, 2012
Raw materials and work in process	$1,999	$299	$195
Finished goods	308,639	220,239	245,383
Total inventories, net	$310,638	$220,538	$245,578

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	September 28, 2013	December 29, 2012	September 29, 2012
Land and buildings (a)	$9,300	$45,988	$48,893
Machinery and equipment	209,196	233,742	229,686
Furniture and fixtures	142,707	131,181	137,839
Leasehold improvements	269,515	258,527	257,969
	630,718	669,438	674,387
Less: Accumulated depreciation and amortization	386,247	449,475	449,800
Total property and equipment, net	$244,471	$219,963	$224,587

(a)              The decrease in the balance compared to September 29, 2012 reflected the sale and leaseback of the Company’s North Bergen, NJ office and West Chester, OH distribution center (the “Ohio Facility”).

Depreciation and amortization expense on property and equipment for the nine months ended September 28, 2013 and September 29, 2012 was $42.7 million and $42.9 million, respectively, which included depreciation for property and equipment under capital leases of $1.7 million and $2.2 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended September 28, 2013 and September 29, 2012 was $14.4 million and $13.2 million, respectively, which included depreciation for property and equipment under capital leases of $0.7 million and $0.7 million, respectively. Property and equipment under capital leases was $31.9 million as of September 28, 2013 and $22.6 million as of December 29, 2012 and September 29, 2012.

During the third quarter of 2013, the Company sold the Ohio Facility for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term, which was classified as an operating lease. The Company realized a gain of $9.5 million associated with the sale-leaseback, which has been deferred and will be recognized as a reduction to Selling, general & administrative expenses (“SG&A”) over the lease term.

During the second quarter of 2013, the Company sold its North Bergen, NJ office for net proceeds of $8.7 million. The Company entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options, which was classified as a capital lease (see Note 11 – Commitments and Contingencies).

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	September 28, 2013	December 29, 2012	September 29, 2012

Amortized intangible assets:
Gross carrying amount:
Owned trademarks (a)	5 years	$3,479	$1,479	$1,479
Customer relationships	12 years	7,335	7,457	6,439
Merchandising rights	4 years	17,188	19,174	17,578
Reacquired rights (b)	3 years	12,131	13,797	--
Other	4 years	2,322	2,322	2,322
Subtotal		42,455	44,229	27,818
Accumulated amortization:
Owned trademarks		(1,475)	(1,356)	(1,316)
Customer relationships		(3,843)	(3,138)	(2,927)
Merchandising rights		(10,974)	(13,131)	(12,548)
Reacquired rights		(3,707)	(812)	--
Other		(2,054)	(1,942)	(1,904)
Subtotal		(22,053)	(20,379)	(18,695)
Net:
Owned trademarks		2,004	123	163
Customer relationships		3,492	4,319	3,512
Merchandising rights		6,214	6,043	5,030
Reacquired rights		8,424	12,985	--
Other		268	380	418
Total amortized intangible assets, net		20,402	23,850	9,123

Unamortized intangible assets:
Owned trademarks (c)		102,200	107,500	107,500
Total intangible assets		$122,602	$131,350	$116,623

Goodwill (b)		$52,679	$60,223	$1,574

(a)

The increase in the balance compared to September 29, 2012 reflected the reclassification of the fair value of the TRIFARI trademark, which was classified as an unamortized intangible asset prior to September 28, 2013.

(b)	The increase in the balance compared to September 29, 2012 reflected the KSJ Buyout (see Note 2 – Acquisition).
(c)

The decrease in the balance compared to September 29, 2012 reflected a non-cash impairment charge of $3.3 million in the Company’s Adelington Design Group segment related to the TRIFARI trademark and the reclassification of the remaining carrying value of such trademark to an amortized intangible asset as of September 28, 2013.

Amortization expense of intangible assets was $5.7 million and $2.4 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, and $1.9 million and $0.7 million for the three months ended September 28, 2013 and September 29, 2012, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2013	$ 6.2
2014	6.4
2015	5.2
2016	1.9
2017	1.1

The changes in carrying amount of goodwill for the nine months ended September 28, 2013 were as follows:

In thousands	KATE SPADE	Adelington Design Group	Total
Balance as of December 29, 2012	$58,669	$1,554	$60,223
Translation adjustment	(7,493)	(51)	(7,544)
Balance as of September 28, 2013	$51,176	$1,503	$52,679

The changes in carrying amount of goodwill for the nine months ended September 29, 2012 were as follows:

In thousands	Adelington Design Group	Total
Balance as of December 31, 2011	$1,519	$1,519
Translation adjustment	55	55
Balance as of September 29, 2012	$1,574	$1,574

The Company completed its annual goodwill impairment tests as of the first day of the third quarter of 2013. No impairment was recognized as of that date.

8.    INCOME TAXES

During 2013 and 2012, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the nine and three months ended September 28, 2013 and September 29, 2012 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, Canada and the United Kingdom. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2009. As a result of a US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005.

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $1.2 million and $2.6 million within the next 12 months due to the expiration of the statute of limitations and various potential tax settlements. As of September 28, 2013, uncertain tax positions of $84.9 million exist, which would provide an effective rate impact in the future, if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	September 28, 2013	December 29, 2012	September 29, 2012

6.0% Convertible Senior Notes, due June 2014 (a)	$--	$18,287	$28,687
10.5% Senior Secured Notes, due April 2019	382,588	383,662	384,033
Revolving credit facility	136,233	--	--
Capital lease obligations (b)	9,898	4,345	5,489
Total debt	528,719	406,294	418,209
Less: Short-term borrowings (c)	137,440	4,345	4,681
Convertible Notes (d)	--	18,287	28,687
Long-term debt	$391,279	$383,662	$384,841

(a)

The decrease in the balance compared to September 29, 2012 reflected the exchange of the remaining aggregate principal amount of the $90.0 million Convertible Senior Notes (the “Convertible Notes”) during the last 12 months. The balance at December 29, 2012 and September 29, 2012 represented principal of $19.9 million and $31.6 million, respectively and an unamortized debt discount of $1.6 million and $2.9 million, respectively.

(b)	The increase in the balance compared to September 29, 2012 primarily reflected the sale-leaseback for the office building in North Bergen, NJ during the second quarter of 2013.
(c)

At September 28, 2013, the balance consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “Amended Facility”) and obligations under capital leases. At December 29, 2012 and September 29, 2012, the balance consisted of obligations under capital leases.

(d)	The Convertible Notes were reflected as a current liability since they were convertible at December 29, 2012 and September 29, 2012.

Euro Notes

On July 6, 2006, the Company completed the issuance of the 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes due July 2013 (the “Euro Notes”), of which the Company repurchased 228.5 million euro aggregate principal amount of such notes prior to December 31, 2011.

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

Convertible Notes

On June 24, 2009, the Company issued the Convertible Notes. The Convertible Notes bore interest at a rate of 6.0% per year and were scheduled to mature on June 15, 2014. The Company used the net proceeds from this offering to repay $86.6 million of outstanding borrowings under the Amended Facility.

The Convertible Notes were convertible at an initial conversion rate of 279.6421 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances.

The Company separately accounted for the liability and equity components of the Convertible Notes in a manner that reflected the Company’s nonconvertible debt borrowing rate when interest was recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount was amortized into interest expense using the effective interest method. The Company’s effective interest rate on the Convertible Notes was 12.25%. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $0.6 million and $3.9 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, and was $0.9 million for the three months ended September 29, 2012.

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

In July 2013, holders of the remaining $8.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 2,462,509 shares of the Company’s common stock. The Company paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. The Company allocated $8.8 million of the consideration to the liability component and $0.3 million to the equity component. As of September 28, 2013, all of such Convertible Notes were converted into shares of the Company’s common stock and no Convertible Notes remained outstanding.

The Company recognized $1.7 million and $3.6 million pretax losses on the extinguishment of debt related to the Convertible Notes for the nine months ended September 28, 2013 and September 29, 2012, respectively, and a $0.6 million pretax loss on the extinguishment of debt related to the Convertible Notes for the three months ended  September 28, 2013.

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

Amended Facility

In April 2013, the Company completed a third amendment to and restatement of the Amended Facility, which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

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

The funds available under the Amended Facility may be used for working capital and for general corporate purposes, including refinancing, repayment, repurchase and cash settlement of certain existing indebtedness. Acquisitions and other investments are permitted, subject to certain payment conditions. The Amended Facility contains customary events of default clauses and cross-default provisions with respect to the Company’s other outstanding indebtedness, including the Senior Notes.

The Company currently believes that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of September 28, 2013, availability under the Company’s Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$350,000	$341,329	$136,233	$19,513	$185,583	$150,583

(a)	Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $35.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. As of September 28, 2013, the Company’s capital lease obligations of $9.9 million included $1.2 million of short-term debt.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	September 28, 2013	December 29, 2012
Financial Assets:
Derivatives	$525	$1,037
Financial Liabilities:
Derivatives	$(373)	$--

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on such fair value hierarchy:

					Total Losses
	Net Carrying Value as of September 28, 2013	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended September 28, 2013	Three Months Ended September 28, 2013
In thousands		Level 1	Level 2	Level 3
Property and equipment	$--	$--	$--	$--	$667	$--
Intangibles, net	2,000	--	--	2,000	3,300	3,300
Other assets	--	--	--	--	6,109	--

As a result of a decision to revise the Company’s plan to outsource its distribution function (see Note 12 - Streamlining Initiatives), an impairment analysis was performed on certain property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in an impairment charge, which was recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

In the third quarter of 2013, the Company recorded a non-cash impairment charge of $3.3 million, which reflects the difference in the estimated fair value and carrying value of the TRIFARI trademark. The Company estimated the fair value of the trademark using the income-based relief-from-royalty valuation method which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use a comparable asset. The Company assumed a market royalty rate of 3.5%, a discount rate of 14.0% and a long term growth rate of 2.0%.

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost included within other assets (see Note 14 – Additional Financial Information and Note 18 – Legal Proceedings). In the second quarter of 2013, the Company performed an impairment test based on market multiples of comparable transactions and determined that the carrying value of the investment exceeded its fair value, resulting in an impairment charge, which was recorded in Impairment of cost investment on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended	Three Months Ended
In thousands	September 29, 2012	Level 1	Level 2	Level 3	September 29, 2012	September 29, 2012
Property and equipment	$23,687	$ --	$ --	$23,687	$27,905	$ --

In connection with a change in the pattern of use and then likely disposal of the Company’s New Jersey corporate office, an impairment analysis was performed on the associated property and equipment. As a result of a decline in the estimated fair value of the Ohio Facility, as well as the decisions to exit certain retail locations of JUICY COUTURE and LUCKY BRAND, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations.

The fair values of the Company’s Level 3 Property and equipment and Intangibles, net are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	September 28, 2013		December 29, 2012		September 29, 2012
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
6.0% Convertible Senior Notes, due June 2014 (a)	$--	$--	$69,088	$18,287	$115,374	$28,687
10.5% Senior Secured Notes, due April 2019 (a)	405,480	382,588	410,828	383,662	420,128	384,033
Revolving credit facility (b)	136,233	136,233	--	--	--	--

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

11.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The 2009 licensing arrangements with J.C. Penney Corporation, Inc. (“JCPenney”) in the US and Puerto Rico and QVC, Inc. (“QVC”) resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $24.3 million of the closing payment received from Li & Fung in the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under its agreement with Li & Fung, the Company refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 119 such leases. As of September 28, 2013, the future aggregate payments under these leases amounted to $156.6 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of September 28, 2013, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In millions
2013	$0.6
2014	2.0
2015	2.0
2016	2.1
2017	2.1
Thereafter	17.5
Total	26.3
Less: Amounts representing interest and executory costs	(17.2)
Net present values	9.1
Less: Capital lease obligations included in short-term debt	(0.4)
Long-term capital lease obligations	$8.7

Other

In the second quarter of 2011, the Company initiated actions to close its Ohio Facility, which was expected to result in the termination of all or a significant portion of its union employees (see Note 12 – Streamlining Initiatives). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to its estimate of the withdrawal liability. In February 2012, the Company was notified by the Fund that the Fund calculated the total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016.  As of September 28, 2013, the accrued withdrawal liability was $11.1 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

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

In the fourth quarter of 2011, the Company agreed to terminate its agreement with an affiliate of Donna Karan International, Inc. (“DKI”), which ended the exclusive license agreement for the DKNY® Jeans and DKNY® Active brands. These actions included contract terminations and staff reductions and concluded in the first quarter of 2012.

In the second quarter of 2011, the Company initiated actions to close its Ohio Facility, which were expected to be completed in the fourth quarter of 2012. In August 2012, the Company encountered systems and operational issues that delayed the planned migration of the Company’s product distribution function out of the Ohio Facility. Subsequently, the Company determined that it would continue to use the Ohio Facility and discontinue the migration of the product distribution function to Li & Fung, and the Company mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. On February 5, 2013, the Company entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges and were substantially completed in the second quarter of 2013.

For the nine months ended September 28, 2013, the Company recorded pretax charges totaling $5.3 million related to these initiatives. The Company expects to pay approximately $6.3 million of accrued streamlining costs in the next 12 months. For the nine months ended September 29, 2012, the Company recorded pretax charges of $43.2 million related to these initiatives, including $2.7 million of contract termination costs, $24.6 million of asset write-downs and disposals, $12.1 million of payroll and related costs and $3.8 million of other costs. Approximately $1.5 million and $24.6 million of these charges were non-cash during the nine months ended September 28, 2013 and September 29, 2012, respectively.

For the nine and three months ended September 28, 2013 and September 29, 2012, expenses (adjustments to previously recorded estimates) associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Nine Months Ended		Three Months Ended
In thousands	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)
JUICY COUTURE	$2,354	$6,333	$(513)	$2,193
LUCKY BRAND	750	2,758	(587)	183
KATE SPADE	528	2,384	(383)	110
Adelington Design Group	163	3,026	(227)	297
Corporate	1,544	28,656	662	3,046
Total	$5,339	$43,157	$(1,048)	$5,829

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at December 29, 2012	$5,468	$4,248	$--	$15,930	$25,646
2013 provision (a)	2,002	(84)	1,502	1,919	5,339
2013 asset write-downs	--	--	(1,502)	--	(1,502)
Translation difference	(18)	7	--	4	(7)
2013 spending	(6,941)	(1,666)	--	(5,588)	(14,195)
Balance at September 28, 2013	$511	$2,505	$--	$12,265	$15,281

(a)               Payroll and related costs and contract termination costs include changes to previously recorded estimates.

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Nine Months Ended		Three Months Ended
In thousands	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)
Loss from continuing operations	$(90,781)	$(120,674)	$(14,901)	$(19,393)
(Loss) income from discontinued operations, net of income taxes	(21,396)	(10,865)	(1,965)	592
Net loss	$(112,177)	$(131,539)	$(16,866)	$(18,801)

Basic weighted average shares outstanding	120,480	107,692	122,396	113,109
Stock options and nonvested shares (a)(b)	--	--	--	--
Convertible Notes (c)	--	--	--	--
Diluted weighted average shares outstanding (a)(b)(c)	120,480	107,692	122,396	113,109

Loss per share:
Basic and diluted
Loss from continuing operations	$(0.75)	$(1.12)	$(0.12)	$(0.17)
(Loss) income from discontinued operations	$(0.18)	$(0.10)	$(0.02)	$--
Net loss	$(0.93)	$(1.22)	$(0.14)	$(0.17)

(a)               Because the Company incurred a loss from continuing operations for the nine and three months ended September 28, 2013 and September 29, 2012, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the nine and three months ended September 28, 2013 and September 29, 2012, approximately 5.7 million and 5.9 million outstanding stock options, respectively, and approximately 0.6 million and 0.5 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)               Excludes approximately 0.5 million nonvested shares for the nine and three months ended September 28, 2013 and 1.2 million nonvested shares for the nine and three months ended September 29, 2012, for which the performance criteria have not yet been achieved.

(c)               Because the Company incurred a loss from continuing operations for the nine and three months ended September 28, 2013 and September 29, 2012, approximately 2.0 million and 13.7 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively and approximately 0.3 million and 8.9 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Licensing-Related Transactions

In connection with the sale of the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney, the sale of the DANA BUCHMAN trademark to Kohl’s and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; (iv) an exclusive supplier arrangement to provide Kohl’s with DANA BUCHMAN-branded jewelry through October 11, 2013 and (v) an exclusive license to produce and sell jewelry under the KENSIE brand name.

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

The Company had an exclusive license agreement with an affiliate of DKI to design, produce, market and sell men’s and women’s jeanswear and activewear and women’s sportswear products in the Western Hemisphere under the “DKNY® Jeans” and “DKNY® Active” marks and logos. On October 11, 2011, the Company agreed to an early termination of the DKNY® Jeans and DKNY® Active license with DKI in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® Mens Sportswear license. The DKNY® Jeans and DKNY® Active license terminated on January 3, 2012, one year ahead of the scheduled license maturity.

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the nine months ended September 28, 2013 and September 29, 2012 net income tax refunds (payments) were not significant. During the nine months ended September 28, 2013 and September 29, 2012, the Company made interest payments of $22.8 million and $17.9 million, respectively. As of September 28, 2013, December 29, 2012 and September 29, 2012, the Company accrued capital expenditures totaling $10.7 million, $7.7 million and $12.4 million, respectively.

Depreciation and amortization expense for the nine months ended September 28, 2013 and September 29, 2012 included $4.6 million and $8.2 million, respectively, related to amortization of deferred financing costs.

During the nine months ended September 28, 2013, holders of $19.9 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 5,634,179 shares of the Company’s common stock.

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

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions to KSC of $5.5 million and $5.0 million during the first nine months of 2013 and 2012, respectively.

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

The Company’s equity in losses of its equity investees was $1.0 million and $0.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, and $0.4 million and $1.5 million for the three months ended September 28, 2013 and September 29, 2012, respectively, which was included in Other (expense) income, net on the accompanying Condensed Consolidated Statements of Operations. As of September 28, 2013, December 29, 2012 and September 29, 2012, the Company recorded $9.6 million, $5.1 million and $23.3 million, respectively, related to its investments in equity investees, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost (see Note 18 – Legal Proceedings). The Company’s cost investment was valued at $10.0 million as of December 29, 2012 and September 29, 2012 and was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

·                  KATE SPADE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

·                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

·                  Adelington Design Group segment (*) – consists of: (i) exclusive arrangements to supply jewelry for the LIZ  CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) The Company’s agreement to supply DANA BUCHMAN branded jewelry to Kohl’s expired on October 11, 2013.

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

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Nine Months Ended September 28, 2013 (39 weeks)
Reportable Segments:
JUICY COUTURE	$310,049	26.2%	$(5,351)	(1.7)%
LUCKY BRAND	346,376	29.2%	14,252	4.1%
KATE SPADE	487,485	41.2%	66,350	13.6%
Adelington Design Group	40,457	3.4%	9,691	24.0%
Corporate	--	-- %	(49,516)	--%
Totals	$1,184,367	100.0%

Nine Months Ended September 29, 2012 (39 weeks)
Reportable Segments:
JUICY COUTURE	$344,984	33.9%	$12,604	3.7%
LUCKY BRAND	324,245	31.8%	13,488	4.2%
KATE SPADE	289,216	28.4%	51,578	17.8%
Adelington Design Group	60,116	5.9%	14,032	23.3%
Corporate	--	-- %	(56,573)	--%
Totals	$1,018,561	100.0%

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended September 28, 2013 (13 weeks)
Reportable Segments:
JUICY COUTURE	$117,991	27.4%	$6,924	5.9%
LUCKY BRAND	120,001	27.9%	4,907	4.1%
KATE SPADE	179,727	41.7%	23,510	13.1%
Adelington Design Group	12,885	3.0%	3,947	30.6%
Corporate	--	-- %	(14,859)	--%
Totals	$430,604	100.0%

Three Months Ended September 29, 2012 (13 weeks)
Reportable Segments:
JUICY COUTURE	$129,837	35.6%	$6,511	5.0%
LUCKY BRAND	111,797	30.7%	6,736	6.0%
KATE SPADE	101,880	27.9%	15,721	15.4%
Adelington Design Group	21,042	5.8%	7,308	34.7%
Corporate	--	-- %	(15,521)	--%
Totals	$364,556	100.0%

The following tables provide a reconciliation to Loss from continuing operations:

	Nine Months Ended		Three Months Ended
	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)
In thousands
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$(5,351)	$12,604	$6,924	$6,511
LUCKY BRAND	14,252	13,488	4,907	6,736
KATE SPADE (a)	66,350	51,578	23,510	15,721
Adelington Design Group	9,691	14,032	3,947	7,308
Total Reportable Segments Adjusted EBITDA	84,942	91,702	39,288	36,276
Unallocated Corporate Costs	(49,516)	(56,573)	(14,859)	(15,521)
Depreciation and amortization, net (b)	(49,482)	(46,796)	(16,533)	(14,282)
Impairment of intangible asset	(3,300)	--	(3,300)	--
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(20,000)	(52,416)	(5,635)	(6,721)
Share-based compensation	(5,206)	(7,157)	(1,705)	(1,561)
Equity loss included in Reportable Segments Adjusted EBITDA	983	474	421	1,528
Operating Loss	(41,579)	(70,766)	(2,323)	(281)
Other (expense) income, net(a)	(1,462)	1,479	1,361	(1,038)
Impairment of cost investment	(6,109)	--	--	--
Loss on extinguishment of debt	(1,707)	(8,669)	(599)	(3,023)
Interest expense, net	(36,062)	(37,836)	(12,087)	(13,228)
Provision for income taxes	3,862	4,882	1,253	1,823
Loss from Continuing Operations	$(90,781)	$(120,674)	$(14,901)	$(19,393)

(a)    Amounts include equity in the losses of equity method investees of $1.0 million and $0.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively and $0.4 million and $1.5 million for the three months ended September 28, 2013 and September 29, 2012, respectively.

(b)    Excludes amortization included in Interest expense, net.

(c)    See Note 10 – Fair Value Measurements for a discussion of impairment charges and Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Nine Months Ended September 28, 2013 (39 weeks)
Domestic	$1,051,365	88.8%
International	133,002	11.2%
Totals	$1,184,367	100.0%

Nine Months Ended September 29, 2012 (39 weeks)
Domestic	$972,921	95.5%
International	45,640	4.5%
Totals	$1,018,561	100.0%

Dollars in thousands	Net Sales	% to Total
Three Months Ended September 28, 2013 (13 weeks)
Domestic	$380,799	88.4%
International	49,805	11.6%
Totals	$430,604	100.0%

Three Months Ended September 29, 2012 (13 weeks)
Domestic	$344,147	94.4%
International	20,409	5.6%
Totals	$364,556	100.0%

There were no significant changes in segment assets during the nine months ended September 28, 2013.

16.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company utilizes foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by KSJ. As of September 28, 2013, the Company had forward contracts maturing through December 2014 to sell 3.1 billion yen for $31.5 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of September 28, 2013, the Company had forward contracts to sell 4.0 billion yen for $40.5 million maturing through December 2013. Transaction gains (losses) of $5.8 million and $(0.4) million related to these derivative instruments were reflected within Other (expense) income, net for the nine and three months ended September 28, 2013, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

September 28, 2013	Other current assets	$10,148	$525	Accrued expenses	$21,400	$132

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

September 28, 2013	Other current assets	$--	$--	Accrued expenses	$40,454	$241

December 29, 2012	Other current assets	47,486	1,037	Accrued expenses	--	--

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Loss Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Loss Recognized in Operations on Derivative (Ineffective Portion)
Nine months ended September 28, 2013	$1,772	Cost of goods sold	$895	$--
Three months ended September 28, 2013	(164)	Cost of goods sold	593	--

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

Compensation expense related to the Company’s share-based payment awards totaled $5.2 million and $7.2 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, and $1.7 million and $1.6 million for the three months ended September 28, 2013 and September 29, 2012, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Nine Months Ended
Valuation Assumptions:	September 28, 2013	September 29, 2012
Weighted-average fair value of options granted	$10.32	$5.99
Expected volatility	59.5%	63.3%
Weighted-average volatility	59.5%	63.3%
Expected term (in years)	4.9	5.1
Dividend yield	—	—
Risk-free rate	0.1% to 3.9%	0.2% to 3.8%
Expected annual forfeiture	12.4%	13.5%

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

A summary of award activity under stock option plans as of September 28, 2013 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 29, 2012	5,846,975	$12.21	4.0	$27,218
Granted	322,500	20.99
Exercised	(305,800)	7.61		4,168
Cancelled/expired	(210,550)	20.15
Outstanding at September 28, 2013	5,653,125	$12.67	3.5	$82,364

Vested or expected to vest at September 28, 2013	5,446,505	$12.67	3.4	$79,721

Exercisable at September 28, 2013	4,270,625	$13.24	2.8	$62,506

As of September 28, 2013, there were approximately 1.4 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $5.60.

As of September 28, 2013, there was $6.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the nine months ended September 28, 2013 and September 29, 2012 was $4.3 million and $4.0 million, respectively.

Restricted Stock

In 2010, the Company granted 855,000 performance shares to a group of key executives. The performance criteria included certain earnings metrics for consecutive periods through July 2013 with the number of shares to be earned ranging from 0 to 100% of the target amount. Based on the performance criteria, these shares were deemed unearned and cancelled during the third quarter of 2013.

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

A summary of award activity under restricted stock plans as of September 28, 2013 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 29, 2012 (a)	1,678,350	$8.40
Granted	350,000	21.38
Vested	(260,600)	5.68
Cancelled (b)	(677,500)	6.45
Nonvested stock at September 28, 2013 (a)	1,090,250	$14.43

Expected to vest as of September 28, 2013	501,135	$16.43

(a)	Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014.
(b)

Includes performance shares granted to a group of key executives with certain performance conditions measured through July 2013. Based on the performance criteria, these shares were deemed unearned and cancelled.

As of September 28, 2013, there was $6.1 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.8 years. The total fair value of shares vested during the nine months ended September 28, 2013 and September 29, 2012 was $1.5 million and $2.3 million, respectively.

18.    LEGAL PROCEEDINGS

On July 29, 2013, the Company and its subsidiaries, Fifth & Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores Malibu Holdings (Luxembourg) S.a.r.l. (“Gores”) and Mexx Europe International B.V. (“MEI” and, together with Gores, the “Plaintiffs”) pursuant to which the Company paid the Plaintiffs $22.0 million to settle all claims arising under the complaint filed by Gores on January 25, 2013 (the “Complaint”) in which Gores claimed $25.0 million in damages arising from alleged breaches of the merger agreement related to the sale of the Company’s former global Mexx business (the “Merger Agreement”), including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that the Company owed approximately $5.0 million to Gores. In conjunction with that settlement, the Company also sold its noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

The Company is a party to several other pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

19.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, new accounting guidance on the presentation of unrecognized tax benefits was issued, which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or that the tax law of the applicable jurisdiction does not require the entity to use; and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for interim and annual periods beginning after December 15,

2013. The adoption of the new guidance will not affect the Company’s financial position, results of operations and cash flows.

20.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

September 28, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Assets
Current Assets:
Cash and cash equivalents	$--	$2,770	$16,124	$(12,062)	$6,832
Accounts receivable – trade, net	--	107,609	14,224	--	121,833
Inventories, net	147	279,088	31,403	--	310,638
Deferred income taxes	--	--	806	--	806
Intercompany receivable	--	10,447	--	(10,447)	--
Other current assets	15,442	34,476	8,928	--	58,846
Total current assets	15,589	434,390	71,485	(22,509)	498,955

Property and Equipment, Net	26,386	187,993	30,092	--	244,471
Goodwill	--	--	52,679	--	52,679
Intangibles, Net	174	112,225	10,203	--	122,602
Deferred Income Taxes	--	--	64	--	64
Investments in Consolidated Subsidiaries	412,873	120,165	--	(533,038)	--
Intercompany Receivable	1,895	40,754	--	(42,649)	--
Other Assets	13,785	916	23,540	--	38,241
Total Assets	$470,702	$896,443	$188,063	$(598,196)	$957,012

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$135,456	$--	$1,984	$--	$137,440
Accounts payable	35,288	187,176	7,352	(12,062)	217,754
Intercompany payable	8,221	--	56,535	(64,756)	--
Accrued expenses	72,008	127,907	9,455	--	209,370
Income taxes payable	--	--	1,326	--	1,326
Total current liabilities	250,973	315,083	76,652	(76,818)	565,890

Long-Term Debt	391,279	--	--	--	391,279
Intercompany Payable	--	--	57,116	(57,116)	--
Other Non-Current Liabilities	49,165	138,366	11,347	--	198,878
Deferred Income Taxes	--	18,201	3,479	--	21,680
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(220,715)	424,793	39,469	(464,262)	(220,715)
Total Liabilities and Stockholders’ (Deficit) Equity	$470,702	$896,443	$188,063	$(598,196)	$957,012

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

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

September 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Assets
Current Assets:
Cash and cash equivalents	$18,035	$2,086	$11,170	$(70)	$31,221
Accounts receivable – trade, net	3,704	113,814	9,137	--	126,655
Inventories, net	807	232,406	12,365	--	245,578
Deferred income taxes	--	--	170	--	170
Intercompany receivable	--	3,953	--	(3,953)	--
Other current assets	17,879	22,839	7,199	--	47,917
Total current assets	40,425	375,098	40,041	(4,023)	451,541

Property and Equipment, Net	13,916	191,106	19,565	--	224,587
Goodwill	--	--	1,574	--	1,574
Intangibles, Net	--	115,674	949	--	116,623
Investments in Consolidated Subsidiaries	323,404	27,983	--	(351,387)	--
Intercompany Receivable	2,106	--	--	(2,106)	--
Other Assets	11,755	18,317	18,955	--	49,027
Total Assets	$391,606	$728,178	$81,084	$(357,516)	$843,352

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$4,681	$--	$--	$--	$4,681
Convertible Senior Notes	28,687	--	--	--	28,687
Accounts payable	10,127	152,018	6,774	(70)	168,849
Intercompany payable	9,457	--	99,270	(108,727)	--
Accrued expenses	95,339	113,847	5,815	--	215,001
Income taxes payable	--	--	794	--	794
Deferred income taxes	--	--	16	--	16
Total current liabilities	148,291	265,865	112,669	(108,797)	418,028

Long-Term Debt	384,841	--	--	--	384,841
Intercompany Payable	--	--	17,262	(17,262)	--
Other Non-Current Liabilities	50,672	153,849	12,436	--	216,957
Deferred Income Taxes	--	15,260	464	--	15,724
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(192,198)	293,204	(61,747)	(231,457)	(192,198)
Total Liabilities and Stockholders’ (Deficit) Equity	$391,606	$728,178	$81,084	$(357,516)	$843,352

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Nine Months Ended September 28, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$6,599	$1,044,766	$133,002	$--	$1,184,367
Cost of goods sold	4,510	463,283	53,564	--	521,357
Gross Profit	2,089	581,483	79,438	--	663,010
Selling, general & administrative expenses	3,995	611,658	85,636	--	701,289
Impairment of intangible asset	--	3,300	--	--	3,300
Operating Loss	(1,906)	(33,475)	(6,198)	--	(41,579)
Other (expense) income, net	(1,707)	70	175	--	(1,462)
Impairment of cost investment	--	--	(6,109)	--	(6,109)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(50,191)	(46,118)	--	96,309	--
Loss on extinguishment of debt	(1,707)	--	--	--	(1,707)
Interest (expense) income, net	(35,270)	1,300	(2,092)	--	(36,062)
(Loss) Income Before Provision (Benefit) for Income Taxes	(90,781)	(78,223)	(14,224)	96,309	(86,919)
Provision (benefit) for income taxes	--	5,417	(1,555)	--	3,862
(Loss) Income from Continuing Operations	(90,781)	(83,640)	(12,669)	96,309	(90,781)
Discontinued operations, net of income taxes	(3,844)	(856)	(16,696)	--	(21,396)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(17,552)	(19,650)	--	37,202	--
Net (Loss) Income	$(112,177)	$(104,146)	$(29,365)	$133,511	$(112,177)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Nine Months Ended September 28, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(112,177)	$(104,146)	$(29,365)	$133,511	$(112,177)
Other Comprehensive (Loss) Income, Net of Income Taxes	(7,127)	(7,064)	(6,832)	13,896	(7,127)
Comprehensive (Loss) Income	$(119,304)	$(111,210)	$(36,197)	$147,407	$(119,304)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Nine Months Ended September 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$18,401	$954,520	$45,640	$--	$1,018,561
Cost of goods sold	12,379	412,685	20,556	--	445,620
Gross Profit	6,022	541,835	25,084	--	572,941
Selling, general & administrative expenses	2,971	605,084	35,652	--	643,707
Operating Income (Loss)	3,051	(63,249)	(10,568)	--	(70,766)
Other income, net	943	117	419	--	1,479
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(78,616)	(7,865)	--	86,481	--
Loss on extinguishment of debt	(8,669)	--	--	--	(8,669)
Interest expense, net	(37,362)	(72)	(402)	--	(37,836)
(Loss) Income Before Provision for Income Taxes	(120,653)	(71,069)	(10,551)	86,481	(115,792)
Provision for income taxes	21	4,167	694	--	4,882
(Loss) Income from Continuing Operations	(120,674)	(75,236)	(11,245)	86,481	(120,674)
Discontinued operations, net of income taxes	705	(6,093)	(5,477)	--	(10,865)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(11,570)	2,737	--	8,833	--
Net (Loss) Income	$(131,539)	$(78,592)	$(16,722)	$95,314	$(131,539)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Nine Months Ended September 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(131,539)	$(78,592)	$(16,722)	$95,314	$(131,539)
Other Comprehensive Income (Loss), Net of Income Taxes	70	(367)	(47)	414	70
Comprehensive (Loss) Income	$(131,469)	$(78,959)	$(16,769)	$95,728	$(131,469)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three Months Ended September 28, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$201	$380,598	$49,805	$--	$430,604
Cost of goods sold	127	167,408	19,925	--	187,460
Gross Profit	74	213,190	29,880	--	243,144
Selling, general & administrative expenses	1,243	210,795	30,129	--	242,167
Impairment of intangible asset	--	3,300	--	--	3,300
Operating Loss	(1,169)	(905)	(249)	--	(2,323)
Other (expense) income, net	(85)	62	1,384	--	1,361
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(1,110)	(28,058)	--	29,168	--
Loss on extinguishment of debt	(599)	--	--	--	(599)
Interest (expense) income, net	(11,938)	470	(619)	--	(12,087)
(Loss) Income Before Provision (Benefit) for Income Taxes	(14,901)	(28,431)	516	29,168	(13,648)
Provision (benefit) for income taxes	--	2,371	(1,118)	--	1,253
(Loss) Income from Continuing Operations	(14,901)	(30,802)	1,634	29,168	(14,901)
Discontinued operations, net of income taxes	(759)	(463)	(743)	--	(1,965)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(1,206)	333	--	873	--
Net (Loss) Income	$(16,866)	$(30,932)	$891	$30,041	$(16,866)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Three Months Ended September 28, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(16,866)	$(30,932)	$891	$30,041	$(16,866)
Other Comprehensive Income (Loss), Net of Income Taxes	(212)	(20)	(227)	247	(212)
Comprehensive (Loss) Income	$(17,078)	$(30,952)	$664	$30,288	$(17,078)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Operations

Three Months Ended September 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net Sales	$8,423	$335,724	$20,409	$--	$364,556
Cost of goods sold	4,818	147,005	9,616	--	161,439
Gross Profit	3,605	188,719	10,793	--	203,117
Selling, general & administrative expenses	1,088	191,215	11,095	--	203,398
Operating Income (Loss)	2,517	(2,496)	(302)	--	(281)
Other expense, net	(126)	(433)	(479)	--	(1,038)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(5,674)	(2,458)	--	8,132	--
Loss on extinguishment of debt	(3,023)	--	--	--	(3,023)
Interest (expense) income, net	(13,132)	33	(129)	--	(13,228)
(Loss) Income Before (Benefit) Provision for Income Taxes	(19,438)	(5,354)	(910)	8,132	(17,570)
(Benefit) provision for income taxes	(45)	1,627	241	--	1,823
(Loss) Income from Continuing Operations	(19,393)	(6,981)	(1,151)	8,132	(19,393)
Discontinued operations, net of income taxes	972	56	(436)	--	592
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(380)	2,926	--	(2,546)	--
Net (Loss) Income	$(18,801)	$(3,999)	$(1,587)	$5,586	$(18,801)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Comprehensive Loss

Three Months Ended September 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net (Loss) Income	$(18,801)	$(3,999)	$(1,587)	$5,586	$(18,801)
Other Comprehensive Income (Loss), Net of Income Taxes	133	315	338	(653)	133
Comprehensive (Loss) Income	$(18,668)	$(3,684)	$(1,249)	$4,933	$(18,668)

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 28, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net cash used in operating activities	$(58,460)	$(49,517)	$(4,474)	$(9,723)	$(122,174)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	20,264	--	--	--	20,264
Purchases of property and equipment	(5,757)	(62,644)	(9,386)	--	(77,787)
Payments for in-store merchandise shops	--	(1,822)	(657)	--	(2,479)
Investments in and advances to equity investees	--	--	(5,500)	--	(5,500)
Net proceeds from disposition	--	--	4,000	--	4,000
(Increase) decrease in investments in and advances to consolidated subsidiaries	(105,406)	117,930	(12,524)	--	--
Other, net	(303)	334	70	--	101
Net cash used in investing activities of discontinued operations	--	--	(2,234)	--	(2,234)
Net cash (used in) provided by investing activities	(91,202)	53,798	(26,231)	--	(63,635)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	493,527	--	2,169	--	495,696
Repayment of borrowings under revolving credit agreement	(359,277)	--	(266)	--	(359,543)
Increase (decrease) in intercompany loans	767	(964)	197	--	--
Proceeds from capital lease	--	8,673	--	--	8,673
Principal payments under capital lease obligations	(3,747)	--	--	--	(3,747)
Proceeds from exercise of stock options	2,326	--	--	--	2,326
Payment of deferred financing fees	(5,033)	--	(238)	--	(5,271)
Net cash provided by financing activities	128,563	7,709	1,862	--	138,134

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9,741)	(14,047)	18,893	--	(4,895)

Net Change in Cash and Cash Equivalents	(30,840)	(2,057)	(9,950)	(9,723)	(52,570)
Cash and Cash Equivalents at Beginning of Period	30,840	4,827	26,074	(2,339)	59,402
Cash and Cash Equivalents at End of Period	$--	$2,770	$16,124	$(12,062)	$6,832

Fifth & Pacific Companies, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 29, 2012

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.

Net cash (used in) provided by operating activities	$(8,735)	$(51,286)	$(27,355)	$95	$(87,281)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,080)	(45,042)	(7,058)	--	(55,180)
Payments for in-store merchandise shops	--	(1,477)	(290)	--	(1,767)
Investments in and advances to equity investees	--	--	(5,000)	--	(5,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(96,691)	82,501	14,190	--	--
Other, net	(483)	557	162	--	236
Net cash (used in) provided by investing activities	(100,254)	36,539	2,004	--	(61,711)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	113,389	--	--	--	113,389
Repayment of borrowings under revolving credit agreement	(113,389)	--	--	--	(113,389)
Proceeds from issuance of Senior Secured Notes	164,540	--	--	--	164,540
(Decrease) increase in intercompany loans	(17,766)	(3,331)	21,097	--	--
Repayment of Euro Notes	(158,027)	--	--	--	(158,027)
Principal payments under capital lease obligations	(3,331)	--	--	--	(3,331)
Proceeds from exercise of stock options	6,049	--	--	--	6,049
Payment of deferred financing fees	(6,064)	--	--	--	(6,064)
Net cash (used in) provided by financing activities	(14,599)	(3,331)	21,097	--	3,167

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,160)	(138)	408	--	(2,890)

Net Change in Cash and Cash Equivalents	(126,748)	(18,216)	(3,846)	95	(148,715)
Cash and Cash Equivalents at Beginning of Period	144,783	20,302	15,016	(165)	179,936
Cash and Cash Equivalents at End of Period	$18,035	$2,086	$11,170	$(70)	$31,221

21.    SUBSEQUENT EVENTS

On October 7, 2013, the Company entered into a definitive agreement (the “Agreement”) to sell its JUICY COUTURE brandname and related intellectual property assets of Juicy Couture, Inc., a wholly-owned subsidiary of the Company (“Juicy Couture”) and certain of the Company’s other subsidiaries (the “Juicy Couture IP”), to ABG-Juicy LLC (“ABG”) for a total purchase price of $195.0 million (the “Transaction”). The Transaction closed on November 6, 2013. An additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP is licensed back to Juicy Couture until December 31, 2014 to accommodate the wind-down of operations. Juicy Couture will pay guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. As a result of the Transaction, the Company expects to incur estimated cash restructuring and other cash transition charges (including estimated contract termination, employee related and other costs) of $50.0 - 60.0 million. The Company also expects transaction costs, including professional fees, to approximate $10.0 million and expects to incur non-cash asset impairment charges of $30.0 - $40.0 million. The resulting net proceeds of this transaction are estimated at $125.0 - $135.0 million. The Company expects to use the net cash proceeds from the sale to make an offer to holders of the Senior Notes to purchase their Senior Notes at par plus accrued and unpaid interest, in accordance with the indenture governing the Senior Notes. To the extent holders of Senior Notes do not accept the offer, the Company expects to use any remaining net cash proceeds to reduce its outstanding debt and for general corporate purposes.

Effective November 6, 2013, the Company entered into an amendment to its Amended Facility to permit the Transaction and permit the Company to add back to Adjusted EBITDA such cash restructuring and transition charges associated with the Transaction in the calculation of certain covenants included in the Company’s debt and credit facilities.

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

·                  KATE SPADE segment – consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of our KATE SPADE, KATE SPADE SATURDAY and JACK SPADE brands.

·                  LUCKY BRAND segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of LUCKY BRAND.

·                  Adelington Design Group segment (*) – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) Our agreement to supply DANA BUCHMAN branded jewelry to Kohl’s expired on October 11, 2013.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions and to execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, continuing to drive profitable growth at KATE SPADE and sustaining recent improved performance in our LUCKY BRAND business.

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

On November 6, 2013, we sold the JUICY COUTURE brandname and related intellectual property assets of Juicy Couture, Inc., a wholly-owned subsidiary of the Company (“Juicy Couture”) and certain of the Company’s other subsidiaries (the “Juicy Couture IP”), to ABG-Juicy LLC (“ABG”) for a total purchase price of $195.0 million (the “Transaction”). An additional payment may be payable to us in an amount up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP is licensed back to Juicy Couture until December 31, 2014 to accommodate the wind-down of operations. Juicy Couture will pay guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. As a result of the Transaction, we expect to incur estimated cash restructuring and other cash transition charges (including estimated contract termination, employee related and other costs) of $50.0 - $60.0 million. We also expect transaction costs, including professional fees, to approximate $10.0 million and expect to incur non-cash asset impairment charges of $30.0 - $40.0 million. The resulting net proceeds of this transaction are estimated at $125.0 - $135.0 million. In connection with the Transaction, we anticipate converting some of the JUICY COUTURE stores to KATE SPADE and LUCKY BRAND formats. We expect to transition or wind-down a substantial portion of the business through the first half of 2014 and complete all actions by December 31, 2014.

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

In July 2013, we completed a sale-leaseback agreement for the Ohio Facility. We received net proceeds of $20.3 million, and we entered into a sale-leaseback arrangement with the buyer for a 10-year term. The agreement does not affect our contract with the third-party facility operations and labor management company to provide distribution operations services at the Ohio Facility.

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

Debt and Liquidity Enhancements

We expect to use the net cash proceeds from the sale of the Juicy Couture IP to make an offer to holders of our 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”) to purchase their Senior Notes at par plus accrued and unpaid interest, in accordance with the indenture governing the Senior Notes. To the extent holders of Senior Notes do not accept the offer, we expect to use any remaining net cash proceeds to reduce our outstanding debt and for general corporate purposes.

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

The activities of the former global Mexx business, our KENSIE, KENSIE GIRL and MAC & JAC brands, our closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented.

Overall Results for the Nine Months Ended September 28, 2013

Net Sales

Net sales for the first nine months of 2013 were $1.184 billion, an increase of $165.8 million, or 16.3%, compared to net sales for the first nine months of 2012. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by declines in net sales within our JUICY COUTURE and Adelington Design Group segments. Net sales for the first nine months of 2013 included $72.4 million of KSJ net sales in our consolidated results.

Gross Profit and Loss from Continuing Operations

Gross profit in the first nine months of 2013 was $663.0 million, an increase of $90.1 million compared to the first nine months of 2012, which was primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our JUICY COUTURE segment. Our gross profit rate decreased from 56.3% in 2012 to 56.0% in 2013 due to increased promotion activity at JUICY COUTURE, partially offset by increased gross profit in our KATE SPADE segment, which runs at a higher gross profit rate than the Company average.

We recorded a loss from continuing operations of $90.8 million in the first nine months of 2013, as compared to a loss from continuing operations of $120.7 million in the first nine months of 2012. The period-over-period change primarily reflected: (i) an increase in gross profit; (ii) a loss on extinguishment of debt of $1.7 million in the first nine months of 2013 compared to $8.7 million in the first nine months of 2012; (iii) an increase in Selling, general & administrative expenses (“SG&A”); (iv) aggregate non-cash impairment charges of $9.4 million in the first nine months of 2013 related to the Mexx cost investment and TRIFARI trademark; and (v) Other (expense) income, net of $(1.5) million in the first nine months of 2013, compared to $1.5 million in the first nine months of 2012.

Balance Sheet

We ended the first nine months of 2013 with a net debt position (total debt less cash and marketable securities) of $521.9 million as compared to $386.0 million at the end of the first nine months of 2012. The $135.9 million increase in our net debt primarily reflected: (i) the funding of $109.2 million of capital and in-store shop expenditures over the last 12 months; (ii) the payment of $41.0 million for the KSJ Buyout; (iii) the conversion of $31.6 million aggregate principal amount of our Convertible Notes into 9.0 million shares of our common stock; (iv) the receipt of aggregate net proceeds of $28.9 million from the sale-leaseback of our Ohio Facility and North Bergen, NJ office; and (v) the use of $22.5 million in cash from discontinued operations over the past 12 months. We also used $1.0 million in cash from continuing operations over the past 12 months, which included a $20.0 million advance refunded to J.C. Penney Corporation, Inc. (“JCPenney”) on February 8, 2013.

RESULTS OF OPERATIONS

As discussed above, we present our results based on four reportable segments.

NINE MONTHS ENDED SEPTEMBER 28, 2013 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2012

The following table sets forth our operating results for the nine months ended September 28, 2013 (comprised of 39 weeks) compared to the nine months ended September 29, 2012 (comprised of 39 weeks):

	Nine Months Ended		Variance
Dollars in millions	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	$	%

Net Sales	$1,184.4	$1,018.6	$165.8	16.3%

Gross Profit	663.0	572.9	90.1	15.7%

Selling, general & administrative expenses	701.3	643.7	(57.6)	(8.9)%

Impairment of intangible asset	3.3	--	(3.3)	*

Operating Loss	(41.6)	(70.8)	29.2	41.2%

Other (expense) income, net	(1.5)	1.5	(3.0)	*

Impairment of cost investment	(6.1)	--	(6.1)	*

Loss on extinguishment of debt	(1.7)	(8.7)	7.0	80.3%

Interest expense, net	(36.1)	(37.8)	1.7	4.7%

Provision for income taxes	3.8	4.9	1.1	20.9%

Loss from Continuing Operations	(90.8)	(120.7)	29.9	24.8%

Discontinued operations, net of income taxes	(21.4)	(10.8)	(10.6)	(96.9)%

Net Loss	$(112.2)	$(131.5)	$19.3	14.7%

*   Not meaningful.

Net Sales

Net sales for the first nine months of 2013 were $1.184 billion, an increase of $165.8 million, or 16.3%, compared to the first nine months of 2012.

Net sales results for our reportable segments are provided below:

·

JUICY COUTURE net sales were $310.0 million, a 10.1% decrease compared to 2012, which primarily reflected decreases in our wholesale non-apparel, wholesale apparel and specialty retail operations, partially offset by increases in our outlet and e-commerce operations.

We ended the first nine months of 2013 with 74 specialty retail stores, 52 outlet stores and 2 concessions, reflecting the net closure over the last 12 months of 4 specialty retail stores and 1 outlet store. Key operating metrics for our JUICY COUTURE retail operations included the following:

—  Average retail square footage in the first nine months of 2013 was approximately 414 thousand square feet, a 3.7% decrease compared to 2012;

—  Sales productivity was $432 per average square foot as compared to $423 for the first nine months of 2012; and

—  Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 2.8% in the first nine months of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales decreased by 4.7%.

·

LUCKY BRAND net sales were $346.4 million, a 6.8% increase compared to 2012, reflecting increases in our wholesale apparel, outlet and e-commerce operations, partially offset by a decrease in our wholesale non-apparel operations.

We ended the first nine months of 2013 with 174 specialty retail stores and 65 outlet stores, reflecting the net addition over the last 12 months of 21 outlet stores. Key operating metrics for our LUCKY BRAND retail operations included the following:

—  Average retail square footage in the first nine months of 2013 was approximately 575 thousand square feet, a 3.6% increase compared to 2012;

—  Sales productivity was $314 per average square foot as compared to $313 for the first nine months of 2012; and

—  Comparable direct-to-consumer net sales, including e-commerce, increased by 1.2% in the first nine months of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 0.5%.

·

KATE SPADE net sales were $487.5 million, a 68.6% increase compared to 2012, reflecting increases across all operations in the segment. Net sales for the first nine months of 2013 included $72.4 million of KSJ net sales.

We ended the first nine months of 2013 with 107 specialty retail stores, 48 outlet stores and 41 concessions, reflecting the net addition over the last 12 months of 23 specialty retail stores, 18 outlet stores and 9 concessions and the acquisition of 21 specialty retail stores and 32 concessions resulting from the KSJ Buyout. Key operating metrics for our KATE SPADE retail operations included the following:

—  Average retail square footage in the first nine months of 2013 was approximately 255 thousand square feet, a 56.0% increase compared to 2012;

—  Sales productivity was $819 per average square foot as compared to $737 for the first nine months of 2012; and

—  Comparable direct-to-consumer net sales, including e-commerce, increased by 27.0% in the first nine months of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 19.6%.

·

Adelington Design Group net sales were $40.5 million, a decrease of $19.7 million, or 32.7%, compared to 2012, reflecting the following:

—  A net $13.0 million decrease primarily related to the licensed LIZ CLAIBORNE brands, including LIZWEAR and LIZ CLAIBORNE NEW YORK;

—  A $3.8 million decrease in net sales primarily related to our former licensed DKNY® Jeans brand and other brands that have been licensed or exited; and

— A $2.9 million decrease in the wholesale non-apparel operations of our private label jewelry business, our TRIFARI brand and our licensed MONET brand.

Comparable direct-to-consumer net sales are calculated as follows:

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

Gross Profit

Gross profit in the first nine months of 2013 was $663.0 million (56.0% of net sales), compared to $572.9 million (56.3% of net sales) in the first nine months of 2012. The increase in gross profit was primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our JUICY COUTURE segment. Our gross profit rate decreased from 56.3% in 2012 to 56.0% in 2013 due to increased promotion activity at JUICY COUTURE partially offset by increased gross profit in our KATE SPADE segment, which runs at a higher gross profit rate than the Company average.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $57.6 million, or 8.9%, to $701.3 million in the first nine months of 2013 compared to the first nine months of 2012. The increase in SG&A reflected the following:

·                  A $114.7 million increase in SG&A in our KATE SPADE and LUCKY BRAND segments, primarily related to direct-to-consumer expansion reflecting: (i) increased e-commerce fees and advertising expenses; (ii) increased compensation related expenses; and (iii) increased rent and other store operating expenses. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY.

·                  A $31.1 million decrease associated with reduced costs at Corporate and in our JUICY COUTURE and Adelington Design Group segments; and

·                  A $26.0 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

SG&A as a percentage of net sales was 59.2%, compared to 63.2% in 2012, primarily reflecting reduced SG&A in our JUICY COUTURE and Adelington Design Group segments and Corporate.

Impairment of Intangible Asset

We recorded a $3.3 million non-cash impairment charge in our Adelington Design Group segment related to our trademark for the TRIFARI brand in the third quarter of 2013.

Operating Loss

Operating loss for the first nine months of 2013 was $41.6 million ((3.5)% of net sales) compared to an operating loss of $70.8 million ((6.9)% of net sales) in 2012.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(1.5) million and $1.5 million in the nine months ended September 28, 2013 and September 29, 2012, respectively. Other (expense) income, net consisted primarily of (i) foreign currency transaction gains and losses and (ii) equity in the (losses) earnings of our equity method investees.

Impairment of Cost Investment

We recorded a $6.1 million impairment charge in our Adelington Design Group segment related to our investment in the Mexx business in the second quarter of 2013.

Loss on Extinguishment of Debt

During the first nine months of 2013, we recorded a $1.7 million loss on the extinguishment of debt in connection with the conversion of $19.9 million of our Convertible Notes into 5.6 million shares of our common stock. During the first nine months of 2012, we recorded an $8.7 million loss on the extinguishment of debt in connection with the conversion of $37.6 million of our Convertible Notes into 10.8 million shares of our common stock and the repurchase of 121.5 million euro aggregate principal amount of our 5.0% Euro Notes, due July 2013 (the “Euro Notes”).

Interest Expense, Net

Interest expense, net was $36.1 million for the nine months ended September 28, 2013, as compared to $37.8 million for the nine months ended September 29, 2012, primarily reflecting a decrease of $6.2 million in interest expense on the Euro Notes and Convertible Notes and a $3.1 million decrease related to the amortization of deferred financing fees, partially offset by a $7.2 million increase in interest expense on the Senior Notes and Amended Facility.

Provision for Income Taxes

The income tax provision of $3.8 million and $4.9 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, an increase in the accrual for interest related to uncertain tax positions and current tax on operations in certain jurisdictions.

Loss from Continuing Operations

Loss from continuing operations in the first nine months of 2013 decreased to $90.8 million, or (7.7)% of net sales, from $120.7 million in the first nine months of 2012, or (11.8)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.75) in 2013 and $(1.12) in 2012.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first nine months of 2013 was $21.4 million, reflecting a loss on disposal of discontinued operations of $19.3 million and a $2.1 million loss from discontinued operations. Loss from discontinued operations in the first nine months of 2012 was $10.8 million, reflecting a loss on disposal of discontinued operations of $7.9 million and a $2.9 million loss from discontinued operations. EPS from discontinued operations was $(0.18) in 2013 and $(0.10) in 2012.

Net Loss

Net loss in the first nine months of 2013 decreased to $112.2 million from $131.5 million in the first nine months of 2012. EPS was $(0.93) in 2013 and $(1.22) in 2012.

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

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Nine Months Ended		Variance
Dollars in thousands	September 28, 2013 (39 Weeks)	September 29, 2012 (39 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$(5,351)	$12,604	$(17,955)	*
LUCKY BRAND	14,252	13,488	764	5.7%
KATE SPADE (a)	66,350	51,578	14,772	28.6%
Adelington Design Group	9,691	14,032	(4,341)	(30.9	) %
Total Reportable Segments Adjusted EBITDA	84,942	91,702
Unallocated Corporate Costs	(49,516)	(56,573)
Depreciation and amortization, net (b)	(49,482)	(46,796)
Impairment of intangible asset	(3,300)	--
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(20,000)	(52,416)
Share-based compensation	(5,206)	(7,157)
Equity loss included in Reportable Segments Adjusted EBITDA	983	474
Operating Loss	(41,579)	(70,766)
Other (expense) income, net(a)	(1,462)	1,479
Impairment of cost investment	(6,109)	--
Loss on extinguishment of debt	(1,707)	(8,669)
Interest expense, net	(36,062)	(37,836)
Provision for income taxes	3,862	4,882
Loss from Continuing Operations	$(90,781)	$(120,674)

*            Not meaningful.

(a)        Amounts include equity in the losses of equity method investees of $1.0 million and $0.5 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.

(b)        Excludes amortization included in Interest expense, net.

(c)        See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of impairment charges and Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the nine months ended September 28, 2013 and September 29, 2012 follows:

·                  JUICY COUTURE Adjusted EBITDA for the first nine months of 2013 was $(5.4) million ((1.7)% of net sales), compared to Adjusted EBITDA of $12.6 million (3.7% of net sales) in 2012. The period-over-period change reflected decreased gross profit, partially offset by reduced SG&A associated with a decrease in compensation and advertising related expenses.

·                  LUCKY BRAND Adjusted EBITDA for the first nine months of 2013 was $14.3 million (4.1% of net sales), compared to Adjusted EBITDA of $13.5 million (4.2% of net sales) in 2012. The period-over-period change reflected increased gross profit, partially offset by an increase in SG&A related to increased rent and other store operating expenses, professional fees and compensation related expenses.

·                  KATE SPADE Adjusted EBITDA for the first nine months of 2013 was $66.4 million (13.6% of net sales), compared to $51.6 million (17.8% of net sales) in 2012. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, advertising expenses, rent and other store operating expenses and e-commerce fees. The increase also included incremental SG&A associated with KSJ, the launch of KATE SPADE SATURDAY and the impact of costs associated with defending the KATE SPADE SATURDAY trademark. The decrease in the Adjusted EBITDA margin resulted from the reporting impact of the KSJ acquisition, the launch of KATE SPADE SATURDAY and the expansion of JACK SPADE. KATE SPADE Adjusted EBITDA for 2013 included $5.2 million of incremental Adjusted EBITDA from KSJ.

·                  Adelington Design Group Adjusted EBITDA for the first nine months of 2013 was $9.7 million (24.0% of net sales), compared to Adjusted EBITDA of $14.0 million (23.3% of net sales) in 2012. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

Unallocated Corporate costs include costs for corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities.  Unallocated Corporate costs decreased to $49.5 million for the nine months ended September 28, 2013 compared to $56.6 million for the nine months ended September 29, 2012 primarily due to reduced payroll and related expenses. The decrease in those expenses resulted principally from corporate streamlining actions executed in 2012, which included reductions in staff. We also decreased discretionary spending.

THREE MONTHS ENDED SEPTEMBER 28, 2013 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2012

The following table sets forth our operating results for the three months ended September 28, 2013 (comprised of 13 weeks) compared to the three months ended September 29, 2012 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)	$	%

Net Sales	$430.6	$364.6	$66.0	18.1%

Gross Profit	243.1	203.1	40.0	19.7%

Selling, general & administrative expenses	242.1	203.4	(38.7)	(19.0)%

Impairment of intangible asset	3.3	--	(3.3)	*

Operating Loss	(2.3)	(0.3)	(2.0)	*

Other income (expense), net	1.3	(1.1)	2.4	*

Loss on extinguishment of debt	(0.6)	(3.0)	2.4	80.2%

Interest expense, net	(12.1)	(13.2)	1.1	8.6%

Provision for income taxes	1.2	1.8	0.6	31.2%

Loss from Continuing Operations	(14.9)	(19.4)	4.5	23.2%

Discontinued operations, net of income taxes	(2.0)	0.6	(2.6)	*

Net Loss	$(16.9)	$(18.8)	$1.9	10.3%

*                  Not meaningful.

Net Sales

Net sales for the third quarter of 2013 were $430.6 million, an increase of $66.0 million, or 18.1%, compared to the third quarter of 2012. Net sales increased in our KATE SPADE and LUCKY BRAND segments, partially offset by declines in net sales within our JUICY COUTURE and Adelington Design Group segments. Net sales for the third quarter of 2013 included $24.9 million of KSJ net sales in our consolidated results.

Net sales results for our reportable segments are provided below:

·

JUICY COUTURE net sales were $118.0 million, a 9.1% decrease compared to 2012, which primarily reflected decreases in our wholesale non-apparel, specialty retail and wholesale apparel operations, partially offset by increases in our e-commerce and outlet operations. Key operating metrics for our JUICY COUTURE retail operations included the following:

—  Average retail square footage in the third quarter of 2013 was approximately 407 thousand square feet, a 3.0% decrease compared to 2012;

—  Sales productivity was $162 per average square foot as compared to $164 for the third quarter of 2012; and

—  Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased 2.7% in the third quarter of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales decreased by 5.7%.

·

LUCKY BRAND net sales were $120.0 million, a 7.3% increase compared to 2012, reflecting increases in our wholesale apparel and outlet operations, partially offset by a decrease in our wholesale non-apparel operations.

Key operating metrics for our LUCKY BRAND retail operations included the following:

—  Average retail square footage in the third quarter of 2013 was approximately 571 thousand square feet, a 3.7% increase compared to 2012;

—  Sales productivity was $106 per average square foot as compared to $104 for the third quarter of 2012; and

—  Comparable direct-to-consumer net sales, including e-commerce, increased by 0.1% in the third quarter of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales decreased by 0.4%.

·

KATE SPADE net sales were $179.7 million, a 76.4% increase compared to 2012, reflecting increases across all operations in the segment. Net sales for the third quarter of 2013 included $24.9 million of KSJ net sales. Key operating metrics for our KATE SPADE retail operations included the following:

—  Average retail square footage in the third quarter of 2013 was approximately 273 thousand square feet, a 66.0% increase compared to 2012;

—  Sales productivity was $300 per average square foot as compared to $268 for the third quarter of 2012; and

—  Comparable direct-to-consumer net sales, including e-commerce, increased by 31.1% in the third quarter of 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 22.5%.

·

Adelington Design Group net sales were $12.9 million, a decrease of $8.2 million, or 38.8%, compared to 2012, reflecting the following:

—  A net $10.6 million decrease primarily related to the licensed LIZ CLAIBORNE brands, including LIZWEAR and LIZ CLAIBORNE NEW YORK; and

— A $2.4 million increase in the wholesale non-apparel operations of our licensed Monet brand and our TRIFARI brand.

Gross Profit

Gross profit in the third quarter of 2013 was $243.1 million (56.5% of net sales), compared to $203.1 million (55.7% of net sales) in the third quarter of 2012. The increase in gross profit is primarily due to increased net sales in our KATE SPADE and LUCKY BRAND segments, partially offset by decreased net sales in our JUICY COUTURE and Adelington Design Group segments. Our gross profit rate increased from 55.7% in 2012 to 56.5% in 2013 due to increased gross profit rates in our JUICY COUTURE specialty retail and wholesale apparel operations and Adelington Design Group segment and increased gross profit in our KATE SPADE segment, which runs at a higher gross profit rate than the Company average.

Selling, General & Administrative Expenses

SG&A increased $38.7 million, or 19.0%, to $242.1 million in the third quarter of 2013 compared to the third quarter of 2012. The increase in SG&A reflected the following:

·                                          A $42.7 million increase in SG&A in our KATE SPADE and LUCKY BRAND segments, primarily related to direct-to-consumer expansion reflecting: (i) increased e-commerce fees and advertising expenses; (ii) increased compensation related expenses; and (iii) increased rent and other store operating expenses. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY;

·                                          A $3.5 million decrease in costs in Corporate and our JUICY COUTURE and Adelington Design Group segments, primarily related to decreased compensation related expenses; and

·                                          A $0.5 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

SG&A as a percentage of net sales was 56.2%, compared to 55.8% in 2012.

Impairment of Intangible Asset

We recorded a $3.3 million non-cash impairment charge in our Adelington Design Group segment related to our TRIFARI trademark in the third quarter of 2013.

Operating Loss

Operating loss for the third quarter of 2013 was $2.3 million ((0.5)% of net sales) compared to an operating loss of $0.3 million ((0.1)% of net sales) in 2012.

Other Income (Expense), Net

Other income (expense), net amounted to $1.3 million and $(1.1) million in the three months ended September 28, 2013 and September 29, 2012, respectively. Other income (expense), net consisted primarily of (i) foreign currency transaction gains and losses; and (ii) equity in the (losses) earnings of our equity method investees.

Loss on Extinguishment of Debt

During the third quarter of 2013, we recorded a $0.6 million loss on the extinguishment of debt in connection with the conversion of the remaining $8.8 million aggregate principal amount of our Convertible Notes into 2.5 million shares of our common stock. During the third quarter of 2012, we recorded a $3.0 million loss on the extinguishment of debt in connection with the redemption of the remaining 52.9 million euro aggregate principal amount of our Euro Notes.

Interest Expense, Net

Interest expense, net was $12.1 million for the three months ended September 28, 2013, as compared to $13.2 million for the three months ended September 29, 2012, primarily reflecting a decrease of $1.0 million related to the amortization of deferred financing fees and a $0.9 million decrease in interest expense related to the Euro Notes and Convertible Notes, partially offset by a $0.7 million increase in interest expense on outstanding borrowings under our Amended Facility.

Provision for Income Taxes

The income tax provision of $1.2 million and $1.8 million for the three months ended September 28, 2013 and September 29, 2012, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the third quarter of 2013 decreased to $14.9 million, or (3.5)% of net sales, from $19.4 million in the third quarter of 2012, or (5.3)% of net sales. EPS from continuing operations was $(0.12) in 2013 and $(0.17) in 2012.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the third quarter of 2013 was $(2.0) million, reflecting a loss on disposal of discontinued operations of $(1.5) million and a $(0.5) million loss from discontinued operations. Income from discontinued operations in the third quarter of 2012 was $0.6 million, reflecting income on disposal of discontinued operations of $1.0 million and a $(0.4) million of loss from discontinued operations. EPS from discontinued operations was $(0.02) in 2013 and zero in 2012.

Net Loss

Net loss in the third quarter of 2013 decreased to $16.9 million from $18.8 million in the third quarter of 2012. EPS was $(0.14) in 2013 and $(0.17) in 2012.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Three Months Ended		Variance
Dollars in thousands	September 28, 2013 (13 Weeks)	September 29, 2012 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
JUICY COUTURE	$6,924	$6,511	$413	6.3%
LUCKY BRAND	4,907	6,736	(1,829)	(27.2)%
KATE SPADE (a)	23,510	15,721	7,789	49.5%
Adelington Design Group	3,947	7,308	(3,361)	(46.0)%
Total Reportable Segments Adjusted EBITDA	39,288	36,276
Unallocated Corporate Costs	(14,859)	(15,521)
Depreciation and amortization, net (b)	(16,533)	(14,282)
Impairment of intangible asset	(3,300)	--
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(5,635)	(6,721)
Share-based compensation	(1,705)	(1,561)
Equity loss included in Reportable Segments Adjusted EBITDA	421	1,528
Operating Loss	(2,323)	(281)
Other (expense) income, net (a)	1,361	(1,038)
Loss on extinguishment of debt	(599)	(3,023)
Interest expense, net	(12,087)	(13,228)
Provision for income taxes	1,253	1,823
Loss from Continuing Operations	$(14,901)	$(19,393)

(a)     Amounts include equity in the losses of equity method investees of $0.4 million and $1.5 million for the three months ended September 28, 2013 and September 29, 2012, respectively.

(b)        Excludes amortization included in Interest expense, net.

(c)        See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of impairment charges and Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the three months ended September 28, 2013 and September 29, 2012 follows:

·                  JUICY COUTURE Adjusted EBITDA for the third quarter of 2013 was $6.9 million (5.9% of net sales), compared to Adjusted EBITDA of $6.5 million (5.0% of net sales) in 2012. The period-over-period change reflected reduced SG&A, partially offset by decreased gross profit.

·                  LUCKY BRAND Adjusted EBITDA for the third quarter of 2013 was $4.9 million (4.1% of net sales), compared to Adjusted EBITDA of $6.7 million (6.0% of net sales) in 2012. The period-over-period change reflected increased SG&A related to increased rent, other store operating expenses and professional fees, partially offset by increased gross profit.

·                  KATE SPADE Adjusted EBITDA for the third quarter of 2013 was $23.5 million (13.1% of net sales), compared to $15.7 million (15.4% of net sales) in 2012. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in advertising expenses, payroll related expenses, rent and other store operating expenses and e-commerce fees. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY. The decrease in the Adjusted EBITDA margin resulted from the reporting impact of the KSJ acquisition, the launch of KATE SPADE SATURDAY and the expansion of JACK SPADE. KATE SPADE Adjusted EBITDA for 2013 included $3.0 million of incremental Adjusted EBITDA from KSJ.

·                  Adelington Design Group Adjusted EBITDA for the third quarter of 2013 was $3.9 million (30.6% of net sales), compared to Adjusted EBITDA of $7.3 million (34.7% of net sales) in 2012. The decrease in Adjusted EBITDA was substantially driven by decreased gross profit.

Unallocated Corporate costs decreased to $14.9 million for the three months ended September 28, 2013 compared to $15.5 million for the three months ended September 29, 2012 due to reduced payroll and related expenses. The decrease in those expenses resulted principally from corporate streamlining actions executed in 2012, which included reductions in staff. We also decreased discretionary spending.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, including contract termination costs, employee related costs and other costs associated with the sale of the Juicy Couture IP; (iv) invest in our information systems; (v) fund operational and contractual obligations, including the reacquisition of the existing KATE SPADE businesses in Southeast Asia expected to occur early in the first quarter of 2014; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

As of September 28, 2013, we had $185.6 million of borrowing availability and $155.7 million of outstanding borrowings and letters of credit under the Amended Facility. As a result of the sale of the JUICY COUTURE brandname and related intellectual property assets, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Operational Initiatives,” we received approximately $195.0 million of gross cash proceeds related to the Transaction. We expect to use the net cash proceeds from the sale of $125.0 - $135.0 million to make an offer to holders of the Senior Notes to purchase their Senior Notes at par plus accrued and unpaid interest, in accordance with the indenture governing the Senior Notes. To the extent holders of Senior Notes do not accept the offer, we expect to use any remaining net cash proceeds to reduce our outstanding debt.

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

Amended Facility. Effective November 6, 2013, we entered into an amendment to our Amended Facility to permit the Transaction and permit the Company to add back to Adjusted EBITDA such cash restructuring and transition charges associated with the Transaction in the calculation of certain covenants included in our debt and credit facilities. On April 18, 2013, we completed a third amendment to the Amended Facility, which extended the maturity date from August 2014 to April 2018. Under the Amended Facility, availability is the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

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

Cash and Debt Balances. We ended the first nine months of 2013 with $6.8 million in cash and marketable securities, compared to $32.2 million at the end of the first nine months of 2012 and with $528.7 million of debt outstanding at the end of the first nine months of 2013, compared to $418.2 million at the end of the first nine months of 2012. The $135.9 million increase in our net debt position over the last twelve months primarily reflected: (i) the funding of $109.2 million of capital and in-store shop expenditures over the last 12 months; (ii) the payment of $41.0 million for the KSJ Buyout; (iii) the conversion of $31.6 million aggregate principal amount of our Convertible Notes into 9.0 million shares of our common stock; (iv) the receipt of aggregate net proceeds of $28.9 million from the sale-leaseback of our Ohio Facility and North Bergen, NJ office; and (v) the use of $22.5 million in cash from discontinued operations over the past 12 months. We also used $1.0 million in cash from continuing operations over the past 12 months, which included a $20.0 million advance refunded to JCPenney on February 8, 2013.

Accounts Receivable decreased $4.8 million, or 3.8%, at September 28, 2013 compared to September 29, 2012, primarily due to decreased wholesale sales in our JUICY COUTURE and Adelington Design Group segments, partially offset by increased wholesale sales in our KATE SPADE and LUCKY BRAND segments and, to a lesser extent, the impact of the KSJ Buyout. Accounts receivable was flat compared to December 29, 2012, primarily reflecting timing of wholesale shipments.

Inventories increased $65.1 million, or 26.5% at September 28, 2013 compared to September 29, 2012, primarily due to an increase in KATE SPADE inventory to support growth initiatives, an increase in LUCKY BRAND inventory and the impact of the KSJ Buyout. Inventories increased $90.1 million, or 40.9%, compared to December 29, 2012, primarily due to an increase in KATE SPADE inventory to support growth initiatives, including the launch of KATE SPADE SATURDAY and an increase in LUCKY BRAND inventory.

Borrowings under our Amended Facility peaked at $145.4 million during the first nine months of 2013, compared to a peak of $51.2 million during the first nine months of 2012. Outstanding borrowings were $136.2 million at September 28, 2013, compared to no outstanding borrowings under this facility at September 29, 2012.

Net cash used in operating activities of our continuing operations was $97.1 million in the first nine months of 2013, compared to $71.5 million in the first nine months of 2012. This $25.6 million period-over-period change was primarily due to a $32.5 million decrease in working capital items including a $20.0 million refund paid to JCPenney during the first quarter of 2013, partially offset by reduced losses in 2013 compared to 2012 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $25.1 million and $15.8 million of cash in the nine months ended September 28, 2013 and September 29, 2012, respectively.

Net cash used in investing activities of our continuing operations was $61.4 million in the first nine months of 2013, compared to $61.7 million in the first nine months of 2012. Net cash used in investing activities in the nine months ended September 28, 2013 primarily reflected: (i) the use of $80.3 million for capital and in-store shop expenditures; (ii) the use of $5.5 million for investments in and advances to KS China Co., Limited (“KSC”), our equity investee; (iii) net proceeds from the sale of property and equipment of $20.3 million; and (iv) proceeds of $4.0 million from the disposition of our investment in Mexx Lifestyle, B.V. Net cash used in investing activities in the nine months ended September 29, 2012 primarily reflected the use of $56.9 million for capital and in-store shop expenditures and $5.0 million for investments in and advances to KSC. The investing activities of our discontinued operations used $2.2 million in the nine months ended September 28, 2013.

Net cash provided by financing activities was $138.1 million in the first nine months of 2013, compared to $3.2 million in the first nine months of 2012. The $134.9 million period-over-period change primarily reflected an increase in net cash provided by borrowing activities under our Amended Facility of $136.2 million and the receipt of net proceeds of $8.7 from the sale-leaseback of our North Bergen, NJ office building, partially offset by the absence of net proceeds from the issuance and repayment of long term debt in 2012, which provided $6.5 million, and a decrease in proceeds from the exercise of stock options of $3.7 million.

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

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 119 such leases. As of September 28, 2013, the future aggregate payments under these leases amounted to $156.6 million and extended to various dates through 2025.

During the third quarter of 2013, we sold our Ohio Facility for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term, which was classified as an operating lease. We realized a gain of $9.5 million associated with the sale-leaseback, which has been deferred and will be recognized as a reduction to SG&A over the lease term.

During the second quarter of 2013, we sold our North Bergen, NJ office for net proceeds of $8.7 million. We entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options. This transaction was classified as a capital lease and recorded at fair value. As of September 28, 2013, the future minimum lease payments under the noncancelable capital lease were $26.3 million.

In the second quarter of 2011, we initiated actions to close our Ohio distribution center, which was expected to result in the termination of all or a significant portion of our union employees (see Note 12 of Notes to Condensed Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the “Fund”), which is regulated by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a “withdrawal liability” to such plan, with the amount of such withdrawal liability representing the portion of the plan’s underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of September 28, 2013, the accrued withdrawal liability was $11.1 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Condensed Consolidated Balance Sheet.

We established KSC in June 2011. Additionally, in June 2011, we agreed that we or one of our affiliates will reacquire the existing KATE SPADE businesses in Southeast Asia in January 2014 from Globalluxe Kate Spade HK Limited (“Globalluxe”), with the purchase price based upon a multiple of Globalluxe’s earnings, subject to a cap of $30.0 million.

On July 29, 2013, we and our subsidiaries, Fifth & Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores Malibu Holdings (Luxembourg) S.a.r.l. (“Gores”) and Mexx Europe International B.V. (“MEI” and, together with Gores, the “Plaintiffs”) pursuant to which we paid the Plaintiffs $22.0 million to settle all claims arising under the complaint filed by Gores on January 25, 2013 (the “Complaint”) in which Gores claimed $25.0 million in damages arising from alleged breaches of the merger agreement related to the sale of the Company’s global Mexx business (the “Merger Agreement”), including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that we owed approximately $5.0 million to Gores. In conjunction with that settlement, we also sold our noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

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

Debt consisted of the following:

In thousands	September 28, 2013	December 29, 2012	September 29, 2012

6.0% Convertible Senior Notes (a)	$--	$18,287	$28,687
10.5% Senior Secured Notes	382,588	383,662	384,033
Revolving credit facility	136,233	--	--
Capital lease obligations	9,898	4,345	5,489
Total debt	$528,719	$406,294	$418,209

(e)              The decrease in the balance compared to September 29, 2012 reflected the exchange of the remaining aggregate principal amount of the Convertible Senior Notes during the last 12 months. The balance at December 29, 2012 and September 29, 2012 represented principal of $19.9 million and $31.6 million, respectively and an unamortized debt discount of $1.6 million and $2.9 million, respectively.

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

As of September 28, 2013, availability under our Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$350,000	$341,329	$136,233	$19,513	$185,583	$150,583

(a)              Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)               Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $35.0 million.

Off-Balance Sheet Arrangements

As of September 28, 2013, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by our KATE SPADE business in Japan.  As of September 28, 2013, we had forward contracts maturing through December 2014 to sell 3.1 billion yen for $31.5 million (see Note 16 of Notes to Condensed Consolidated Financial Statements).

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of September 28, 2013, we had forward contracts to sell 4.0 billion yen for $40.5 million maturing through December 2013. Transaction gains (losses) of $5.8 million and $(0.4) million related to these derivative instruments were reflected within Other (expense) income, net for the nine and three months ended September 28, 2013, respectively. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. There were no significant changes in our critical accounting policies during the nine months ended September 28, 2013. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements, see Note 1 of Notes to Condensed Consolidated Financial Statements. For a discussion of recently issued accounting pronouncements, see Note 19 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and cash equivalents, operating cash flows, letters of credit and our Amended Facility. Our floating rate Amended Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of December 29, 2012 and September 29, 2012, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility. As of September 28, 2013, our exposure to changing market rates was as follows:

Dollars in millions	September 28, 2013
Variable rate debt	$136.2
Average interest rate	2.57%

A ten percent change in the average rate would have minimal impact to interest expense during the nine months ended September 28, 2013.

As of September 28, 2013, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility. We believe that our Senior Notes, which are fixed rate obligations, partially mitigate the risks with respect to our variable rate financing.

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

As of September 28, 2013, we had forward contracts with net notional amounts of $72.0 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $0.9 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $6.5 million at September 28, 2013. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $8.0 million at September 28, 2013. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 29, 2013, we and our subsidiaries, Fifth & Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores and MEI and, together with Gores, the Plaintiffs pursuant to which we paid the Plaintiffs $22.0 million to settle all claims arising under the Complaint in which Gores claimed $25.0 million in damages arising from alleged breaches of the Merger Agreement, including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that we owed approximately $5.0 million to Gores. In conjunction with that settlement, we also sold our noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

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

There have not been any material changes during the quarter ended September 28, 2013 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012, other than the following:

There are risks associated with the sale of the JUICY COUTURE brand name and related intellectual property assets to ABG, including our ability to complete and implement the transition plan for the JUICY COUTURE business in a satisfactory manner and to manage the associated restructuring and transition costs, the impact of the transition plan on our relationships with our employees, our major customers and vendors and unanticipated expenses and charges that may be incurred as a result of the restructuring and transition plan, such as litigation risks, including litigation regarding employment and workers’ compensation.

On November 6, 2013, we completed the sale of the JUICY COUTURE brand name and related intellectual property assets to ABG. Under our agreement we are required to unwind our current JUICY COUTURE business, including our retail stores. To accommodate the wind-down, certain JUICY COUTURE intellectual property was licensed back to us from ABG until December 31, 2014. The contemplated wind-down will include the continued operation of our JUICY COUTURE retail stores and the continued operation of our JUICY COUTURE wholesale business, including with our international distributors, ending with the spring and summer 2014 collections. As a result of the Transaction, we expect to incur estimated cash restructuring and other cash transition charges (including estimated contract termination, employee related and other costs) of $50.0 - $60.0 million. We also expect transaction costs, including professional fees, to approximate $10.0 million and expect that we will incur non-cash asset impairment charges of $30.0 - $40.0 million. In developing such estimates, we have assumed that certain of the current JUICY COUTURE retail locations will be converted to a KATE SPADE or LUCKY BRAND format. In addition, such estimates do not reflect any potential transactions relating to our JUICY COUTURE retail lease at 650 Fifth Avenue in New York City or any other transactions with our contractual counterparties to mitigate the charges. Actual restructuring and transition charges and impairment charges may materially exceed our estimates due to various factors, many of which are outside of our control, including, without limitation, the actual outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts we intend to terminate or modify. There can be no assurance that we will be able to complete and implement our transition plan with respect to the JUICY COUTURE business in a satisfactory manner and that the costs incurred in connection with such transition will be within the range we have estimated. If the actual restructuring and transition charges or impairment charges exceed our estimates, our business, results of operations and financial condition could be materially and adversely affected.

Furthermore, because of the transition of the JUICY COUTURE brand and because of other factors that ordinarily influence consumer acceptance of our products (many of which are outside our control), we may not be able to sell our JUICY COUTURE spring and summer 2014 products at prices that will generate a profit. If we incur losses relating to the sales of such products, our business, financial condition and results of operations may be adversely affected.

Moreover, during the term of the wind-down license, we will no longer own the trademarks, patents, copyrights, domain names and certain related assets that are essential to the operation of the JUICY COUTURE business and to the wind-down process of that business in a manner that is currently planned. If for any reason the wind-down license is terminated, we would no longer be able to operate the JUICY COUTURE business or implement the wind-down process as envisioned. Such disruption in the wind-down process could increase costs associated with the wind-down activities, lengthen the wind-down period and materially and negatively impact our business, financial condition and results of operations.

In addition, the wind-down activities involve numerous risks, including but not limited to:

·	The inability of the JUICY COUTURE business to attract and retain qualified personnel necessary for the wind-down during the wind-down period;

·	Potential disruption of the operations of the rest of our brands and businesses and diversion of management attention on such businesses and operations;

·	Exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Transaction or the wind-down license;

·	Negative impact on our business relationships, including relationships with our customers, suppliers, vendors, lessors, licensees and employees; and

·	Unintended negative consequences from changes to our business profile.

If any of these or other factors impair our ability to successfully implement the wind-down, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind-down that otherwise would be used on the development and expansion of our other businesses.

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

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii)  fund remaining efforts associated with our streamlining initiatives, including contract termination costs, employee-related costs and other costs associated with the sale of the Juicy Couture IP as discussed above; (iv) invest in our information systems; (v) fund general operational and contractual obligations, including the reacquisition of the existing KATE SPADE businesses in Southeast Asia expected to occur early in the first quarter of 2014; and (vi) potentially repurchase or retire debt obligations.

As of September 28, 2013, we had $185.6 million of borrowing availability and $155.7 million of outstanding borrowings and letters of credit under the Amended Facility. As a result of the sale of the Juicy Couture IP, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments and Operational Initiatives,” we received approximately $195.0 million of gross cash proceeds related to the Transaction, and for purposes of the indenture governing our Senior Notes, our “Net Proceeds” from the Transaction (which reflect the netting of direct costs and reserves or payments in respect of retained liabilities) are estimated to be $125.0 - $135.0 million.  We expect to use such Net Proceeds to make an offer to holders of the Senior Notes to purchase their Senior Notes at par plus accrued and unpaid interest, in accordance with the indenture governing the Senior Notes. Following the completion of the offer, we will use any Net Proceeds remaining in any manner permitted under the indenture, including, without limitation, the temporary or permanent reduction of our debt or for general corporate purposes.

Effective November 6, 2013, we entered into an amendment to our Amended Facility to permit the Transaction and permit the Company to add back to Adjusted EBITDA such cash restructuring and transition charges associated with the Transaction in the calculation of certain covenants included in our debt and credit facilities. On April 18, 2013, we completed the third amendment to and restatement of the Amended Facility, which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

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

While there can be no certainty that availability under the Amended Facility plus cash on hand will be sufficient to fund our liquidity needs, based upon our current projections, we currently anticipate that our borrowing availability will be sufficient for at least the next 12 months. Over recent years, the economic environment has resulted in significantly lower employment levels, disposable income and actual and/or perceived wealth, lower consumer confidence and reduced retail sales. Further reductions in consumer spending, as well as a failure of consumer spending levels to rise to previous levels, or a worsening of current economic conditions would adversely impact our net sales and operating cash flows. In addition, the sufficiency and availability of our sources of liquidity may be affected by a variety of other factors, including, without limitation: (i) factors affecting the level of our operating cash flows, such as retailer and consumer acceptance of our products; (ii) the status of, and any adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability and other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations. Also, our agreement with Li & Fung provides for a refund of a portion of the $75.0 million closing payment in certain limited circumstances, including a change in control of our Company, the divestiture of any of our current brands, or certain termination events. The 2009 licensing arrangements with JCPenney and QVC resulted in the removal of buying/sourcing for a number of LIZ CLAIBORNE branded products sold under these licenses from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $24.3 million of the closing payment during the second quarter of 2010. The 2011 sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, under our agreement with Li & Fung, we refunded $1.8 million of the closing payment received from Li & Fung in the second quarter of 2012. The recent sale of the JUICY COUTURE brandname and related intellectual property assets will result in the termination of our buying and sourcing for JUICY COUTURE products under the Li& Fung sourcing arrangement. As a result, we expect that we will be required to refund a portion of the closing payment received from Li & Fung at some point in 2014; we currently estimate such refund will be approximately $6.4 million. Our agreement with Li & Fung is not exclusive; however, we are required to source a minimum value and a specified percentage of product purchases from Li & Fung.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, holders of the remaining $8.8 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 2,462,509 shares of our common stock. We paid accrued interest on the holders’ Convertible Notes through the settlement date in cash. The issuance of the shares of our common stock was exempt from any registration requirements under the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) of the Securities Act.

The following table summarizes information about purchases by the Company during the three months ended September 28, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
June 30, 2013 - July 27, 2013	--	$--	--	$28,749
July 28, 2013 - August 31, 2013	--	--	--	28,749
September 1, 2013 - September 28, 2013	--	--	--	28,749
Total - 13 Weeks Ended September 28, 2013	--	$--	--	$28,749

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Purchase agreement dated as of October 7, 2013, by and among ABG-Juicy LLC, as Buyer, Fifth & Pacific Companies, Inc, as Seller and Juicy Couture, Inc.

10.2	Amendment Agreement, dated as of November 6, 2013, by and among ABG-Juicy LLC, Fifth & Pacific Companies, Inc., and Juicy Couture, Inc.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.

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

DATE:                   November 7, 2013

FIFTH & PACIFIC COMPANIES, INC.		FIFTH & PACIFIC COMPANIES, INC.

By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	GEORGE M. CARRARA		MICHAEL RINALDO
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)