Form 10-K
period 2013-12-28
Fifth & Pacific Companies, Inc.
filed 2014-02-25
CIK 352363

Use these links to rapidly review the document

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Based upon the closing sale price on the New York Stock Exchange on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, which quarter ended June 29, 2013, the aggregate market value of the registrant's Common Stock, par value $1.00 per share, held by non-affiliates of the registrant on such date was approximately $2,659,941,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

Number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of February 14, 2014: 123,398,368 shares.

Documents Incorporated by Reference:

Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 21, 2014-Part III.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

  •
  our ability to complete the transition to a mono-brand business centered on the KATE SPADE family of brands, including our ability to successfully complete the transition of our management and operations;

  •
  our ability to operate as a mono-brand business and to successfully implement our long-term strategic plans;

  •
  general economic conditions in the United States, Asia, Europe and other parts of the world, including the impact of income tax changes and debt reduction efforts in the United States;

  •
  levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;

  •
  issues related to our current level of debt, including an inability to pursue certain business strategies because of the restrictive covenants in the agreements governing our debt and our potential inability to obtain the capital resources needed to operate and grow our business;

  •
  restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;

  •
  changes in the cost of raw materials, labor, advertising and transportation which could impact prices of our products;

  •
  our ability to expand into markets outside of the US, such as India, Russia, South East Asia, and South America, as well as continued expansion in China, Japan and Brazil, including our ability to promote brand awareness in our international markets, find suitable partners in certain of those markets and hire and retain key employees for those markets;

  •
  our ability to maintain targeted profit margins and levels of promotional activity;

  •
  our ability to expand our retail footprint with profitable store locations;

  •
  our ability to achieve the business plan for our KATE SPADE SATURDAY business, including our ability to attract new customers;

  •
  our ability to implement operational improvements and realize economies of scale in finished product and raw material costs in connection with growth in our business;

  •
  our ability to expand the KATE SPADE family of brands into new product categories;

  •
  our ability to successfully implement our marketing initiatives;

  •
  risks associated with the sale of the LUCKY BRAND business, including our ability to collect the full amount of principal and interest due and owing pursuant to a three year note issued by Lucky Brand Dungarees, LLC, an affiliate of Leonard Green & Partners, L.P., to us as partial consideration for the purchase of the LUCKY BRAND business and our ability to comply with our transition service requirements;

  •
  risks associated with the sale of the JUICY COUTURE intellectual property to Authentic Brands Group, including our ability to complete and implement the transition plan for the JUICY COUTURE business in a satisfactory manner and to manage the associated transition costs, the impact of the transition plan and the announced future plans for the JUICY COUTURE brand on our relationships with our employees, our major customers, vendors and landlords and unanticipated expenses and charges that may occur as a result of the transition plan and the announced future plans for the JUICY COUTURE brand, such as litigation risks, including litigation regarding employment and workers' compensation;

  •
  our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

  •
  whether we will be successful operating the KATE SPADE business in Japan and the risks associated with such operation;

  •
  risks associated with decreased diversification of our business as a result of the reduction of our brand portfolio to the KATE SPADE and Adelington Design Group businesses;

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

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website can currently be accessed at www.fifthandpacific.com under "Investor Relations." On or about February 26, 2014, our investor website will become www.katespadeandcompany.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Registration Reports on Forms S-3 and S-4, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption "Financial Reports — SEC Filings" promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions "Corporate Governance" and "Financial Reports — SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Fifth & Pacific Companies, Inc., 1441 Broadway, New York, New York 10018. Documents filed with the SEC are also available on the SEC's website at www.sec.gov.

We were incorporated in January 1976 under the laws of the State of Delaware. In this Annual Report on Form 10-K, unless the context requires otherwise, references to "Fifth & Pacific," "our," "us," "we" and "the Company" mean Fifth & Pacific Companies, Inc. and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to "2013" represent the 52 week fiscal year ended December 28, 2013. All references to "2012" represent the 52 week fiscal year ended December 29, 2012. All references to "2011" represent the 52 week fiscal year ended December 31, 2011.

PART I

Item 1.    Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

  General

Fifth & Pacific Companies, Inc. owns the KATE SPADE family of brands, which includes kate spade new york, KATE SPADE SATURDAY and JACK SPADE. In addition, the Adelington Design Group, a private brand jewelry design and development group, markets brands through department stores and serves J.C. Penney Corporation, Inc. ("JCPenney") via exclusive supplier agreements for the LIZ CLAIBORNE and MONET jewelry lines. In November 2013, we completed the sale of the JUICY COUTURE brandname and related intellectual property assets of Juicy Couture, Inc. (the "Juicy Couture IP") to ABG-Juicy LLC ("ABG") and we are working under a license from ABG as we transition and wind down the JUICY COUTURE business through 2014. We also have licenses for the LIZ CLAIBORNE NEW YORK brand, available at QVC, Inc. ("QVC") and LIZWEAR, which is distributed through the club store channel.

We are changing the name of the Company to "Kate Spade & Company" to reflect the Company's mono-brand focus following the sales of the LUCKY BRAND business and the JUICY COUTURE IP. The change is expected to be effective on or about February 26, 2014, at which time we expect our stock will begin trading on the New York Stock Exchange as Kate Spade & Company under the symbol KATE.

  Recent Initiatives and Business Strategy

We have pursued transactions and initiatives with a focus on becoming a multi-national, mono-brand business and which improve our operations or liquidity. During 2013 and early 2014, we:

  •
  sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the "Lucky Brand Note") issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC ("Lucky Brand LLC"), to the Company at closing, subject to working capital and other adjustments;

  •
  reacquired the existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited ("Globalluxe") for $32.0 million, including $2.0 million for working capital and other previously agreed adjustments, with the payment to occur in the first quarter of 2014 (see Note 25 of Notes to Consolidated Financial Statements);

  •
  sold the Juicy Couture IP to ABG for a total purchase price of $195.0 million (an additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved);

  •
  entered into an agreement to terminate the lease of our JUICY COUTURE flagship store on Fifth Avenue in New York in exchange for $51.0 million in cash, which is expected to be completed in the first half of 2014;

  •
  sold the West Chester, Ohio distribution center (the "Ohio Facility") for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term;

  •
  sold the North Bergen, NJ office for net proceeds of $8.7 million and entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options;

  •
  launched the KATE SPADE SATURDAY brand in the US and Japan during the first quarter of 2013; and

  •
  continued to evolve our direct-to-consumer marketing and distribution activities by enhancing our omni-channel capabilities.

Our debt and liquidity profile was further enhanced through the following transactions:

  •
  the conversion of the remaining $19.9 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") into 5.6 million shares of our common stock; and

  •
  the completion of the third amendment to and restatement of our revolving credit facility (as amended to date, the "Amended Facility"), which included (i) an extension of the maturity date to April 2018; (ii) a decrease in fees and interest rates; (iii) improved advance rates on eligible inventory and (iv) required compliance with a fixed charge coverage ratio if availability under the facility falls below $35.0 million, or 10% of the commitments then in effect.

We ended 2013 with a net debt position (total debt less cash and marketable securities) of $264.0 million.

Our ongoing business is organized in a mono-brand, streamlined operating model, with a focus on achieving a competitive cost structure. Nevertheless, macroeconomic challenges and uncertainty continue to dampen consumer spending, and unemployment levels remain high. Therefore, we continue to focus on the careful execution of our strategic plans and seek opportunities to improve our productivity and profitability.

We have established our operating and financial goals for KATE SPADE based on the following strategies:

  •
  Fueling top line growth by (i) opening new retail locations in North America, Japan, Brazil, the United Kingdom and Southeast Asia; (ii) evolving price points to create access for new customers and to aspirational categories; (iii) focusing on expansion of certain product categories with broad distribution opportunities and high branding relevance, including watches, jewelry, sunglasses and fragrance; and (iv) launching e-commerce platforms in Europe;

  •
  Evolving our customer experience with a channel-agnostic approach including improved Customer Relationship Management ("CRM") capability, expanding selling and service programs at selected retail stores and enhancing the e-commerce experience;

  •
  Expanding our use of partnerships for margin expansion;

  •
  Strengthening the foundation of KATE SPADE SATURDAY; and

  •
  Increased investments in marketing that leverage CRM capability and focus on acquiring new full price customers.

We remain focused on driving operating cash flow generation, managing liquidity and the efficient use of working capital.

  Business Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, e-commerce, concessions, wholesale apparel, wholesale non-apparel and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in three reportable segments:

  •
  KATE SPADE segment — consists of the specialty retail, outlet, e-commerce, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags) and licensing operations of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  Adelington Design Group segment(*) — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the JUICY COUTURE brand. We continue to support wind-down operations of the JUICY COUTURE brand, pursuant to the license agreement with ABG, as discussed below in the section entitled "Licensing."

We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

See Notes 1 and 18 of Notes to Consolidated Financial Statements and "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations."

  KATE SPADE

Our KATE SPADE family of brands offers fashion products (accessories, apparel and jewelry) for women under the kate spade new york and KATE SPADE SATURDAY trademarks and for men under the JACK SPADE trademarks. These products are sold primarily: (i) in the US through wholly-owned specialty retail and outlet stores and select specialty retail and upscale department stores; (ii) through our operations in Japan, Brazil, the United Kingdom, France and Southeast Asia; (iii) through our kate spade new york, KATE SPADE SATURDAY and JACK SPADE e-commerce websites; (iv) through a joint venture in China; and (v) through a network of distributors in Mexico, Turkey, Singapore, Malaysia, Thailand and the Middle East. The following product lines are included in each brand:

  •
  kate spade new york includes handbags, small leather goods, fashion accessories, jewelry and apparel along with existing licensing agreements for footwear, optics, fragrances, tabletop products, legwear, electronics cases, bedding and stationery.

  •
  KATE SPADE SATURDAY includes apparel, handbags, small leather goods, jewelry, fashion accessories, footwear, optics, electronic cases, beauty, tabletop products and home décor items.

  •
  JACK SPADE includes briefcases, travel bags, small leather goods and apparel.

  ADELINGTON DESIGN GROUP

The operations within our Adelington Design Group segment consist principally of:

  •
  Exclusive supplier arrangements to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry;

  •
  An exclusive license to produce and sell jewelry under the KENSIE brand name;

(*)
Our agreement to supply Dana Buchman branded jewelry to Kohl's expired on October 11, 2013.

  •
  A royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC (as amended);

  •
  LIZWEAR, women's apparel available through the club store channel; and

  •
  TRIFARI, a signature jewelry brand for women sold primarily in mid-tier department stores.

  JUICY COUTURE

As discussed above, we sold the Juicy Couture IP to ABG, which has been licensed back to us to accommodate the wind-down of operations. The wind-down of operations of our licensed JUICY COUTURE brand consist of specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel and e-commerce operations and are expected to be substantially complete by the end of the second quarter of 2014.

SALES AND MARKETING

Domestic direct-to-consumer sales are made through our own retail and outlet stores and e-commerce websites. Our domestic wholesale sales are made primarily to department store chains and specialty retail store customers. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

In Japan, KATE SPADE distributes its products mainly through 62 points of sale including department store concessions, retail stores and e-commerce. In Southeast Asia, we recently reacquired the KATE SPADE businesses from Globalluxe and operate our own specialty retail and outlet stores in Hong Kong, Macau and Taiwan and have wholesale distribution agreements in Singapore, Malaysia and Thailand. In Europe, direct-to-consumer sales are made through our own specialty retail and outlet stores and concession stores within department store locations. In Canada, direct-to-consumer sales are made through our own specialty retail and outlet stores. In other international markets, including the remainder of Asia, the Middle East and Central and South America, we operate principally through third party distributors, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate. We also have an international presence through distribution agreements and a joint venture in China for our KATE SPADE family of brands.

We continually monitor retail sales in order to directly assess consumer response to our products. During 2013, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies. In addition, we completed the implementation of a new point of sale system to further enhance our omni-channel capabilities. Our retail stores reflect the distinct personalities of each brand, offering a unique shopping experience and exclusive merchandise. We plan to use more targeted communication to customers and evolve the customer shopping experience via: (i) our improved CRM capabilities; (ii) the roll out of a "gold service" selling and service program to certain retail stores; and (iii) expansion of our e-commerce site to include customization and additional merchandise collections.

  Specialty Retail Stores, Outlet Stores and Concessions:

As of December 28, 2013, we operated specialty retail stores under various Company-owned and licensed trademarks, consisting of retail stores within the US and outside of the US (primarily in Japan, Europe and Canada). We also operated outlet stores under various Company-owned and licensed trademarks, consisting of outlet stores within the US and outside of the US. Outside of North America (primarily in

Japan and Europe), we operate concession stores in select retail stores, which are either owned or leased by a third party department store or specialty store retailer.

The following tables set forth select information, as of December 28, 2013, with respect to our specialty retail stores, outlet stores and concessions:

kate spade new york	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	76	2,000
Foreign Specialty Retail Stores	22	1,300
US Outlet Stores	42	2,200
Foreign Outlet Stores	9	1,600
Concessions	42	N/A

KATE SPADE SATURDAY	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	3	1,600
Foreign Specialty Retail Stores	6	1,300

JACK SPADE	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	9	1,300
Foreign Specialty Retail Stores	2	1,500
Concession	1	N/A

JUICY COUTURE(a)	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	71	3,400
Foreign Specialty Retail Stores	3	2,400
US Outlet Stores	50	3,000
Foreign Outlet Stores	3	2,200

(a)
We currently expect 25-30 JUICY COUTURE stores to convert to KATE SPADE formats and that we will exit the remaining stores in 2014.

  E-commerce:

Our products are sold on a number of branded websites. E-commerce continued to be an important business driver in 2013. We also operate several websites that provide information about our merchandise but do not sell directly to customers. The following table sets forth select information concerning our branded websites:

Website	Information Only	Information and Direct to Consumer Sales
www.fifthandpacific.com(a)	X
www.jackspade.com		X
www.katespade.com		X
www.katespadeandcompany.com(b)	X
www.katespade.jp		X
www.saturday.com		X
www.saturday.jp		X

(a)
This website currently offers investors information concerning the Company.

(b)
This website will become our investor website on or about February 26, 2014.

We also continue direct-to-consumer e-commerce sales under the JUICY COUTURE brand on the juicycouture.com website, pursuant to the wind-down license with ABG, discussed above.

We are evolving our direct-to-consumer marketing and distribution activities by enhancing our omni-channel capabilities. Our goal is to create a seamless consumer buying experience across direct-to-consumer sub-channels by allowing fulfillment of e-commerce orders from substantially all retail stores and fulfillment of retail store sales with e-commerce inventory when the merchandise is not initially available in the respective sub-channel. Consumers will also have the ability to place e-commerce orders through point of sale kiosks located within our retail stores. During 2013, we also strengthened our e-commerce presence through a partnership with eBay Enterprise and mobile-enabled webstores using the DemandWare platform.

  Wholesale:

No single customer accounted for more than 10.0% of net sales for 2013. Many major department store groups make centralized buying decisions; accordingly, any material change in our relationship with any such group could have an adverse effect on our operations. Sales to our domestic department and specialty retail store customers are made primarily through our New York City showroom. Internationally, sales to our department and specialty retail store customers are made through showrooms in the United Kingdom.

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

  Licensing:

We license many of our products under the KATE SPADE family of brands to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand's market presence. As of December 28, 2013, we had 8 license arrangements, pursuant to which third party licensees produce merchandise using Company-owned trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2018. In addition, as of December 28, 2013, the Adelington Design Group had 4 licensing arrangements to produce products for third parties. Our licenses cover a broad range of lifestyle product categories, including but not limited to, cosmetics and fragrances, tech accessories, footwear, stationery and paper goods, hosiery, optics and sunglasses and tabletop products. Such licenses earn revenue based on a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in net sales for the segment under which the license resides.

As discussed above, we sold the Juicy Couture IP to ABG. The Juicy Couture IP has been licensed back to us until December 31, 2014 to accommodate the wind-down of operations, and we are required to pay a guaranteed minimum royalty to ABG of $10.0 million during the term of the wind-down license.

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

  Marketing:

Marketing for our brands is focused on reinforcing brand relevance, increasing awareness, engaging consumers and guiding them to our retail stores and e-commerce sites. We use a variety of marketing strategies to enhance our brand equity and promote our brands. These initiatives include direct mail, in-store events and internet marketing, including the use of social media. We incurred expenses of $59.3 million, $44.0 million and $36.7 million for advertising, marketing and promotion for all brands in 2013, 2012 and 2011, respectively.

In 2013, we continued our domestic in-store shop and fixture programs, which are designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the following brand names: JACK SPADE, JUICY COUTURE and kate spade new york. Our accessories operations also offer an in-store shop and fixture program. In 2013, we installed an aggregate of 15 in-store shops. We plan to install an aggregate of approximately 35 additional in-store shops in 2014 under the kate spade new york and JACK SPADE brand names.

For further information concerning our domestic and international sales, see Note 18 of Notes to Consolidated Financial Statements.

BUYING/SOURCING

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited ("Li & Fung") acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying/sourcing agent. Our agreement with Li & Fung provides for a refund of a portion of the 2009 closing payment in certain limited circumstances, including a change of control of the Company, the divestiture or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Since 2009 we have completed various disposition transactions, including the licensing arrangements with JCPenney in the US and Puerto Rico and with QVC, the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks and the sale of the Juicy Couture IP, which have resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, we refunded a portion of the closing payment received from Li & Fung of $24.3 million in the second quarter of 2010, $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. We are not required to make any payments to Li & Fung as a result of the sale of LUCKY BRAND. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2013, approximately 230 suppliers located in 17 countries manufactured our products, with the largest finished goods supplier accounting for less than 6.0% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

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

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative and other "special trade programs." Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of "safeguard provisions," "safeguard duties," or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we monitor import restrictions and opportunities. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.

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

DISTRIBUTION

We distribute our products through leased facilities. In August 2011, we entered into an agreement with Li & Fung for the provision of distribution services in the United States and at that time we planned to migrate from the Ohio Facility to the Li & Fung facility. In August 2012, we encountered systems and operational issues that delayed our planned migration of our product distribution function out of the Ohio Facility, resulting in increased operating costs during the second half of 2012. Subsequently, in light of the complexities of our distribution function, and the timing and expense issues encountered, we determined that it would be advisable to discontinue the migration of the product distribution function to Li & Fung, and we mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. Our current buying/selling arrangements with Li & Fung are unaffected by the expiration of the distribution agreement. In connection with such expiration, we discontinued the migration of our distribution function to Li & Fung and continue to utilize the Ohio Facility for such function. On February 5, 2013, we entered into a contract with a third-party facility operations and labor management company to provide distribution operations services at the Ohio Facility under a variable cost structure.

In July 2013, we completed a sale-leaseback agreement for the Ohio Facility. We received net proceeds of $20.3 million, and we entered into a sale-leaseback arrangement with the buyer for a 10-year term. The agreement does not affect our contract with the third-party facility operations and labor management company to provide distribution operations services at the Ohio Facility. See "Item 1A — Risk Factors."

BACKLOG

On February 7, 2014, our order book reflected unfilled customer orders for approximately $104.1 million of merchandise, as compared to approximately $184.1 million at February 1, 2013. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2014 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons. However, the decline in the value of unfilled customer orders primarily reflects the sale of the LUCKY BRAND business and the wind-down of JUICY COUTURE operations.

TRADEMARKS

The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

Company Owned Trademarks

AXCESS	MARVELLA
JACK SPADE	MONET(a)
KATE SPADE	TRIFARI
KATE SPADE SATURDAY

Third Party Owned Trademarks

COUTURE COUTURE(b)	LIZ CLAIBORNE NEW YORK(e)(f)
JUICY COUTURE(b)	LIZWEAR(f)
KENSIE(c)	MONET(d)(g)
LIZ CLAIBORNE(d)

(a)
International rights only.

(b)
The Company sold the Juicy Couture IP and currently has a license to wind-down the JUICY COUTURE operations (see "Overview and Narrative Description of Business" section).

(c)
The Company has an exclusive license to produce and sell jewelry under the KENSIE brand name.

(d)
The Company provides jewelry for these brands under exclusive supplier arrangements.

(e)
As discussed above, QVC is the exclusive specialty retailer for LIZ CLAIBORNE NEW YORK merchandise in the product categories covered by the QVC license agreement (which is subject to pre-existing license agreements) in the US.

(f)
Licensed to the Company by JCPenney on a royalty free basis.

(g)
Domestic rights only.

In addition, we own and/or use many other logos and secondary trademarks associated with the above mentioned trademarks.

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

COMPETITION

We are subject to intense competition as the apparel and accessories related product markets are highly competitive, both within the US and abroad. We compete with numerous retailers, designers and manufacturers of apparel and accessories, both domestic and foreign. We compete primarily on the basis of fashion, quality and price. Our ability to compete successfully depends upon a variety of factors, including, among other things, our ability to:

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

See "Item 1A — Risk Factors."

Our principal competitors vary by brand and for kate spade new york include Burberry, Coach, Diane von Furstenberg, Marc by Marc Jacobs, Michael Kors and Tory Burch.

EMPLOYEES

At December 28, 2013, we had approximately 6,800 full-time employees worldwide, as compared to approximately 5,800 full-time employees at December 29, 2012.

We were bound by a collective bargaining agreement dated April 24, 2013, with Metropolitan Distribution and Trucking Joint Board, Local 99, covering 16 employees at our North Bergen, NJ office that extended through September 2014. The collective bargaining agreement set forth terms and conditions pursuant to which our North Bergen, NJ building would be sold on or about May 31, 2013 (see Note 5 of Notes to Consolidated Financial Statements), which resulted in the permanent layoff of all union employees on June 7, 2013. We no longer have any remaining union agreements; however, we continue to have an obligation to the National Retirement Fund due to our cessation of contributions to a multi-employer defined benefit pension fund pursuant to a collective bargaining agreement covering former union employees, which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). See "Item 1A — Risk Factors," and Note 9 of Notes to Consolidated Financial Statements.

Our relations with our employees are satisfactory and to date we have not experienced any interruption of our operations due to employee issues.

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

In December 2013, we advised the Fair Labor Association that we will no longer participate in their monitoring program due to the size and structure of our organization. Rather, we will continue to audit factories using both internal and independent monitors, provide capacity building for suppliers and look for ways to develop direct communication channels with workers to ensure that they are aware of their rights—very much in the FLA model. We plan to publish our first Corporate Social Responsibility report in mid-2014. More information about our monitoring program is available on our website.

As of December 28, 2013, we had approximately 235 active factories on our roster of which 218 were audited by our internal compliance team, Li & Fung auditors or third party auditors. Additionally, there were 179 follow up audits. In many cases, we rely on our agents' audit reports. As such, we continue to conduct shadow audits to confirm that audit protocols and findings are consistent between the two companies.

We are aware that auditing only confirms compliance at the time of the audit, and we continue to look for ways to improve our monitoring program and work with suppliers to create sustainable compliance at their factories. Creating workers' awareness and establishing a channel of communication for reporting issues of non-compliance are two important strategies. We encourage all factories to establish internal grievance procedures and give workers the opportunity to report their concerns directly to the Company. This year, with the help of Li & Fung, we have provided supplier training covering best practices in Health and Safety and Human Resources in China and in India.

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

  •
  For more than ten years, we have been committed to creating opportunities for our associates to volunteer and give back to nonprofit organizations in our major operating communities. In 2013, we evolved our associate volunteering program to create opportunities that reflected our charitable strategies. Furthermore, Fifth & Pacific Companies, Inc. continues to create Company-wide events that complement our philanthropy supporting women's economic independence and domestic violence organizations.

  •
  The Merchandise Donation Program provides direct charitable support to meet community needs. When available, we donate product to several types of organizations, including programs for women and certain charitable interests directed by our associates.

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

Our business strategy is centered on the KATE SPADE family of brands. We cannot assure the successful implementation and results of our long-term strategic plans, including our ability to operate as a mono-brand company.

Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

  •
  We may not be able to successfully transition our business from our prior multi-brand model to a mono-brand model focused on the KATE SPADE family of brands in the time frame expected, and the costs and disruptions from the transition may be greater than anticipated.

  •
  We are exposed to additional risk from lack of diversification that did not affect our prior multi-brand business strategy as significantly. Our business prospects and results of operations will depend substantially on our ability to successfully maintain and develop the brand image and brand equity of the KATE SPADE family of brands.

  •
  The KATE SPADE family of brands could be negatively affected by changes in consumer preferences, brand awareness and fashion trends, and any such changes or other adverse events could have a more significant impact on a single family of brands than a portfolio of multiple brands.

  •
  We may be unable to successfully acquire new full-price customers through our marketing and CRM initiatives.

  •
  We may not be able to maintain and improve our operating margins and control promotional activity.

  •
  We may not be able to achieve our revenue growth targets because of local, regional, national and worldwide macroeconomic factors that may reduce demand for our products.

  •
  We may be unable to grow our revenues through retail expansion because of risks associated with selecting suitable locations for stand-alone retail stores and appropriate department store locations.

  •
  We may not be able to expand internationally, including in Japan, China, Brazil, the United Kingdom and Southeast Asia, because of local and regional risks associated with those markets, including currency risks, political climate and other similar risks.

  •
  We may not be able to gain new customers by managing our price points and introducing new product categories, including watches, jewelry, sunglasses and fragrances.

  •
  Our e-commerce expansion is subject to risks associated with a material disruption in our information technology systems and e-commerce operations, and with the introduction of government regulations, including in markets outside of the United States, which could cause unfavorable changes or for which failure by us to comply could substantially harm our e-commerce business.

  •
  Our ability to achieve the business plan for the Kate Spade Saturday brand will be subject to a number of uncertainties, including our ability to successfully market the brand and increase customer awareness of the brand and customer acceptance of our Kate Spade Saturday products.

We may not be successful in implementing our long-term growth plan, and our inability to successfully expand our retail business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

General economic conditions in the US, Asia, Europe and other parts of the world, including a continued weakening or instability of such economies, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion apparel and related products, such as ours.

The economies of the US, Asia, Europe and other parts of the world in which we operate weakened significantly as a result of the global economic crisis that began in the second half of 2008 and which has for the most part persisted since then, with recent signs of modest improvement in the US. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to: (i) general economic and business conditions both in the US and abroad; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions, both domestic and abroad; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.

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

Our current level of debt could adversely affect our business, financial condition or results of operations and prevent us from fulfilling our debt-related obligations.

As of December 28, 2013, the total principal amount of our 10.5% Senior Secured Notes due April 2019 (the "Senior Notes") was $372.0 million. Our current level of debt could have important consequences for the holders of our common stock, including:

  •
  making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;

  •
  increasing our vulnerability to adverse economic or industry conditions;

  •
  limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

  •
  requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our Amended Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Restrictive covenants in our Amended Facility and the indenture governing our Senior Notes and other indebtedness may restrict our ability to pursue our business strategies.

The indentures governing our Senior Notes and the agreement governing our Amended Facility limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

  •
  incur or guarantee additional indebtedness;

  •
  make certain investments;

  •
  pay dividends or make distributions on our capital stock;

  •
  sell assets, including capital stock of restricted subsidiaries;

  •
  agree to restrictions on distributions, transfers or dividends affecting our restricted subsidiaries;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into transactions with our affiliates;

  •
  incur liens; and

  •
  designate any of our subsidiaries as unrestricted subsidiaries.

In addition, the agreement governing our Amended Facility requires us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing 12 month basis if minimum aggregate borrowing availability falls below $35.0 million, or 10.0% of the commitments then in effect and requires us to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under such facility falls below the greater of $40.0 million and 12.5% of the lesser of the borrowing base and aggregate commitments.

The restrictions contained in the indentures governing our Senior Notes and the agreement governing our Amended Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, including contract termination costs, employee-related costs and other costs associated with the sale of the Juicy Couture IP and LUCKY BRAND as discussed above; (iv) invest in our information systems; (v) fund general operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. The expansion and development of our business may also require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs.

Our Amended Facility matures in April 2018. Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate.

During the next 12 months, we otherwise expect to meet our cash requirements with existing cash and cash equivalents, cash flow from operations and borrowings under our Amended Facility. We may fail to generate sufficient cash flow from such sources to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

To a large extent, our cash flow generation ability is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to fund our liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, on or before its maturity, or obtain additional equity or debt financing. We cannot assure you that we will be able to do so on commercially reasonable terms, if at all. Any inability to generate sufficient cash flow, refinance our indebtedness or incur additional indebtedness on commercially reasonable terms could adversely affect our financial condition and could cause us to be unable to service our debt and may delay or prevent the expansion of our business.

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

We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements, and/or implement new business models (such as the KATE SPADE SATURDAY line). Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

  •
  our ability to identify appropriate business development opportunities, including new product lines and new markets, including important growth markets such as India, Russia, Asia and South America;

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

  •
  we may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

  •
  with respect to a business where we are not the brand owner, but instead act as an exclusive licensee or an exclusive supplier, such as the arrangements within our Adelington Design Group discussed above for the LIZ CLAIBORNE, MONET and KENSIE brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable agreements, the level of orders placed by our business partners and the public perception and/or acceptance of our business partners, the brands or other product lines, which are not within our control.

There are risks associated with the sale of the LUCKY BRAND business, including our ability to collect the full amount of principal and interest due and owing pursuant to a three year note issued by Lucky Brand Dungarees, LLC to us as partial consideration for the sale of the LUCKY BRAND business and our ability to comply with our transition service requirements.

As part of the consideration for the sale of the LUCKY BRAND business, we have received a Senior Secured Note due 2017 (the "Lucky Brand Note") in an aggregate initial principal amount of $85.0 million issued by Lucky Brand Dungarees, LLC ("Lucky Brand LLC") and guaranteed by substantially all of its subsidiaries. The Lucky Brand Note is secured by a second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC's asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year, in equal monthly increments, and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without our consent. To the extent that the business, financial condition and results of operations of Lucky Brand LLC are adversely affected, Lucky Brand LLC's ability to service the Lucky Brand Note or to repay or refinance the Lucky Brand Note could be materially and adversely affected. As a result, our ability to receive payments on the Lucky Brand Note is dependent on such factors, and we may not receive timely payments or be paid the amounts due under the Lucky Brand Note at all.

Under a transition services agreement with Lucky Brand LLC, we are required to provide Lucky Brand LLC with certain transitional services, such as IT support, accounting services, tax services and other services that were provided at the corporate level while LUCKY BRAND was owned by us. The services will be provided at cost for up to a maximum of two years from the closing date, subject to earlier termination of the various services by Lucky Brand LLC. The provision of these services may cause disruption of the operations of the rest of our brands and businesses and diversion of management attention from such businesses and operations.

There are risks associated with the sale of the JUICY COUTURE brand name and related intellectual property assets to ABG, including our ability to complete and implement the transition plan for the JUICY COUTURE business in a satisfactory manner and to manage the associated restructuring and transition costs, our ability to complete the termination of the lease for our JUICY COUTURE flagship store in New York City, the impact of the transition plan and the announced future plans for the JUICY COUTURE brand on our relationships with our employees, our major customers, vendors and landlords and unanticipated expenses and charges that may be incurred as a result of the restructuring and transition plan, such as litigation risks, including litigation regarding employment and workers' compensation.

On November 6, 2013, we completed the sale of the JUICY COUTURE brand name and related intellectual property assets to ABG. Under our agreement we are required to unwind our current JUICY COUTURE business, including our retail stores. To accommodate the wind-down, certain JUICY COUTURE intellectual property was licensed back to us from ABG until December 31, 2014. The contemplated wind-down will include the continued operation of our JUICY COUTURE retail stores and the continued operation of our JUICY COUTURE wholesale business, including with our international distributors, ending with the spring and summer 2014 collections. As a result of the requirement to wind down JUICY COUTURE operations, we expect to close offices and retail locations that will not be converted to KATE SPADE stores. We estimate we will recognize a net restructuring credit (including estimated contract termination, employee related and other costs, net of expected proceeds of $51.0 million from the surrender of the JUICY COUTURE flagship store on Fifth Ave in New York) of $0 - $10.0 million. Although we expect to consummate the lease termination transaction, there can be no assurance such termination fee will be realized by us and in the instance such termination fee is not realized by us, we expect to incur cash restructuring charges of $40.0 - $50.0 million, which could impact our liquidity. In developing such estimates, we have assumed that certain of the current JUICY COUTURE retail locations will be converted to a KATE SPADE format. In addition, such estimates do not reflect any other transactions with our contractual counterparties to mitigate the charges. Actual restructuring and transition charges and impairment charges may materially exceed our estimates due to various factors, many of which are outside of our control, including, without limitation, the actual outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts we intend to terminate or modify. Because of uncertainties with respect to our transition plan (including those described above), we may not be able to complete and implement our transition plan with respect to the JUICY COUTURE business as we expect or in a satisfactory manner, and the costs incurred in connection with such transition may exceed our estimates. If the actual restructuring and transition charges or impairment charges exceed our estimates or if our transition plan is not implemented as expected, our business, results of operations and financial condition could be materially and adversely affected.

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

In addition, the wind-down activities involve numerous risks, including but not limited to:

  •
  The inability of the JUICY COUTURE business to retain qualified personnel necessary for the wind-down during the wind-down period;

  •
  Potential disruption of the operations of the rest of our brands and businesses and diversion of management attention from such businesses and operations;

  •
  Exposure to unknown, contingent or other liabilities, including litigation arising in connection with the JUICY COUTURE wind-down or the wind-down license;

  •
  Negative impact on our business relationships, including relationships with our customers, suppliers, vendors, lessors, licensees and employees; and

  •
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

Our wholesale businesses are dependent to a significant degree on sales to a limited number of large US department store customers, and our business could suffer as a result of consolidations, restructurings, bankruptcies, other ownership changes in the retail industry or financial difficulties at our large department store customers.

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

The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. These industries are also subject to being able to expand business to growing markets worldwide. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores, and in the business model employed, and partners we select to work with, in new and growing markets worldwide. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a "mega brand" label and which are widely available at a broad range of retail stores. Our success is also dependent on our ability to successfully extend our businesses into new territories and markets, such as India, Russia, Asia and South America.

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

We cannot assure that we can attract and retain talented highly qualified executives, or maintain satisfactory relationships with our employees.

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

We believe that our trademarks and other proprietary rights are significantly important to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities. Counterfeiting of our products, particularly our kate spade new york brand, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity or results of operations. However, the actions taken to establish and protect our trademarks and other proprietary rights might not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, in certain countries others may assert rights in, or ownership of, our trademarks and other proprietary rights or we may not be able to successfully resolve such conflicts, or resolving such conflicts may require us to make significant monetary payments. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the US. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.

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

  •
  product quality;

  •
  maintaining and growing market share;

  •
  exploiting markets outside of the US, including growth markets such as India, Russia, Asia and South America;

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

  •
  protecting intellectual property.

In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries, compete more effectively on the basis of price and production and more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business.

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

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the US and other regions, including approximately 230 suppliers manufacturing our products. At the end of 2013, such suppliers were located in 17 countries, with the largest finished goods supplier at such time accounting for less than 6.0% of the total of finished goods we purchased in 2013. A supplier's failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer's failure to comply with safety and content regulations and standards, including with respect to children's product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

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

On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent for all brands in our portfolio, with the exception of our jewelry product lines. Pursuant to the agreement, we received at closing on March 31, 2009 a payment of $75.0 million and an additional payment of $8.0 million to offset specific, identifiable, incremental expenses associated with the transaction. We pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. Our agreement with Li & Fung provides for a refund of a portion of the 2009 closing payment in certain limited circumstances, including a change of control of the Company, the divestiture or discontinuation of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Since 2009 we have completed various disposition transactions, including the licensing arrangements with JCPenney in the US and Puerto Rico and with QVC, the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks and the sale of the Juicy Couture IP, which have resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, we refunded a portion of the closing payment received from Li & Fung of $24.3 million in the second quarter of 2010, $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. We are not required to make any payments to Li & Fung as a result of the sale of LUCKY BRAND. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

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

In the second quarter of 2011, we initiated actions to close our Ohio Facility, which was expected to result in the termination of all or a significant portion of our union employees. In the third quarter of 2011, we ceased contributing to a multi-employer defined benefit pension plan (the "Fund"), which is regulated by the ERISA. Under ERISA, cessation of employer contributions triggers an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to Selling, general & administrative expenses ("SG&A"), related to our estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and we previously estimated that we would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments anticipated to commence in 2012. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. In light of the Fund's notice, we recorded an additional charge to SG&A in 2011. As of December 28, 2013, the accrued withdrawal liability was $12.0 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheet. We do not believe that this withdrawal liability amount or the schedule of payments will have a material adverse impact on our financial position, results of operations or cash flows.

There are risks associated with our arrangement to continue to operate the Ohio distribution facility with a third party operations and labor management company that provides distribution operations services, including risks related to increased operating expenses, systems capabilities and operating under a third party arrangement.

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

In August 2012, we encountered systems and operational issues that delayed the planned migration of our product distribution function out of the Ohio Facility. Subsequently, we determined that we would continue to use the Ohio Facility and discontinue the migration of the product distribution function to Li & Fung, and we mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. In connection with such expiration, we decided that, given the complex distribution needs of our businesses, we should continue to use the Ohio Facility, and on February 5, 2013, we entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges and were substantially completed in the second quarter of 2013.

In addition, we notified the employees covered by the Agreement of the completion of layoffs on March 31, 2013, at which time the Agreement and CBA terminated. The third-party distribution center operations company employs our prior employees, including union employees, at the Ohio Facility. There are a number of risks associated with continuing to operate the Ohio Facility, including increased operating expenses, risks related to systems capabilities at the Ohio Facility and risks related to the ability of the third-party distribution center operations company to appropriately staff the Ohio Facility with both union and non-union employees on reasonable and appropriate terms. We also have limited ability to control our third-party distribution center operations company, and such company may take actions with respect to its employees without our approval and may not maintain good relations with its employees and unions. Issues that arise in connection with the operation of our Ohio Facility could cause supply disruptions and other logistical issues and could therefore have a material, adverse effect on our business, financial condition, liquidity and results of operations.

Our international sourcing operations are subject to a variety of legal, regulatory, political and economic risks, including risks relating to the importation and exportation of product.

We source most of our products outside the US through arrangements with independent suppliers in 17 countries as of December 28, 2013. There are a number of risks associated with importing our products, including but not limited to the following:

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

We face risks associated with operating in international markets.

Approximately 9.8% of the revenues of our KATE SPADE segment were generated by operations outside the U.S. during the 2013 fiscal year. Our ability to operate and be successful in new international markets and to operate and maintain the current level of sales in our existing international markets, including with respect to the KATE SPADE family of brands in Japan, China and Brazil, is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations, adapting to local customs and culture, unexpected changes in regulatory requirements, new tariffs or other barriers in some international markets, political instability and terrorist attacks, changes in diplomatic and trade relationships, currency risks and general economic conditions in specific countries and markets. Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

Our business and balance sheets are exposed to domestic and foreign currency fluctuations.

While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Our international sales, as well as our international businesses' inventory and accounts receivable levels, could be affected by currency fluctuations. In addition, with expected international expansion in our KATE SPADE family of brands, we may increase our exposure to such fluctuations.

Although we from time to time hedge a portion of our exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

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

We rely on third party computer hardware, software and fulfillment operations for our e-commerce operations and for the various social media tools and websites we use as part of our marketing strategy. There is a growing concern over the security of personal information transmitted over the internet, consumer identity theft and user privacy. Despite the implementation of reasonable security measures by us and our third party providers, these sites and systems may be susceptible to electronic or physical computer break-ins and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce net sales, impair our ability to attract website visitors and reduce our ability to attract and retain customers. Additionally, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted on our websites by users and other third parties. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding unauthorized disclosure of personal information and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies.

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

We have entered into agreements with third party service providers, both domestic and overseas, to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include finance and accounting, information technology, human resources, buying/sourcing, distribution functions, and e-commerce. Services provided by third parties could be interrupted as a result of many factors, including contract disputes. Any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our operations and could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, to the extent we are unable to maintain these arrangements, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house or to transition the services to other third parties.

Our ability to utilize all or a portion of our US deferred tax assets may be limited significantly if we experience an "ownership change."

As of December 28, 2013, we had US federal deferred tax assets of approximately $503.3 million, which include net operating loss ("NOL") carryforwards and other items which could be considered net unrealized built in losses ("NUBIL"). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an "ownership change" under section 382 of the Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we have a change in control as of December 28, 2013. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of December 28, 2013, substantially all tax benefit of the US deferred tax assets has been offset with a full valuation allowance that was recognized in our financial statements.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our distribution and administrative functions are conducted in leased facilities. We also lease space for our specialty retail and outlet stores. We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations, although from time to time we use unaffiliated third parties to provide distribution services to meet our distribution requirements.

Our principal executive offices, as well as certain sales, merchandising and design staffs, are located at 1441 Broadway, New York, NY, where we lease approximately 51,000 square feet. We expect our principal executive offices will be relocated to 2 Park Avenue, New York, NY on or about February 26, 2014. We also lease approximately 106,000 square feet in an office building in North Bergen, New Jersey, which houses operational staff.

The following table sets forth information with respect to our key leased properties:

Location(a)	Primary Use	Approximate Square Footage Occupied
West Chester, OH(b)	Apparel Distribution Center	601,000
2 Park Avenue, New York, NY	Offices	135,000
North Bergen, NJ(c)	Offices	106,000
1440 Broadway, New York, NY	Offices	67,000
Arleta, CA	Offices	64,000
1441 Broadway, New York, NY	Offices	51,000

(a)
We also lease showroom, warehouse and office space in various other domestic and international locations. We closed our Allentown, Pennsylvania distribution center during 2008, for which we remain obligated under the respective lease.

(b)
During the third quarter of 2013, we sold the West Chester, OH facility for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term.

(c)
During the second quarter of 2013, we sold the North Bergen, NJ office for net proceeds of $8.7 million and entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options.

Item 3.    Legal Proceedings.

On July 29, 2013, we and our subsidiaries, Fifth & Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores Malibu Holdings (Luxembourg) S.a.r.l ("Gores") and Mexx Europe International B.V. ("MEI" and, together with Gores, the "Plaintiffs") pursuant to which we paid the Plaintiffs $22.0 million to settle all claims arising under the Complaint in which Gores claimed $25.0 million in damages arising from alleged breaches of the Merger Agreement, including breaches of tax and tax-related covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that we owed approximately $5.0 million to Gores. In conjunction with that settlement, we also sold our noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

On November 27, 2012, Kate Spade LLC received a demand letter from Saturdays Surf LLC, a company that sells surfboards, wetsuits, and men's apparel, alleging that the name of KATE SPADE's new global women's lifestyle brand, "KATE SPADE SATURDAY," infringes the trademark rights of Saturdays Surf LLC. On December 19, 2012, Kate Spade LLC filed a complaint in the United States District Court for the Southern District of New York seeking a declaration that its KATE SPADE SATURDAY trademark does not infringe the trademark rights of Saturdays Surf LLC. Saturdays Surf LLC filed an answer and counterclaims on February 7, 2013. On February 13, 2013, Saturdays Surf LLC filed a motion for a temporary restraining order and preliminary injunction to block us from launching KATE SPADE SATURDAY. On the same day, the District Court denied the motion for a temporary restraining order, allowing the launch to go forward as planned, and set a schedule for expedited briefing, discovery, and hearing on the preliminary injunction motion. The Court subsequently combined the preliminary injunction hearing with a full trial on the merits, which was heard May 28-30 and June 10-11, 2013. That trial solely considered prospective injunctive relief; Saturdays Surf LLC dropped all of its claims for damages. On June 17, 2013, the Court ruled in favor of Kate Spade LLC and held that the KATE SPADE SATURDAY trademark does not infringe the Saturdays Surf trademarks. The time to appeal has expired, and this matter is now considered closed.

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

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of December 28, 2013 is set forth below:

Name	Age	Position(s)
William L. McComb(a)	51	Chief Executive Officer
George M. Carrara(b)	45	Executive Vice President — Chief Financial Officer and Chief Operating Officer
Nicholas Rubino(c)	52	Senior Vice President — Chief Legal Officer, General Counsel and Secretary
Robert Vill	57	Senior Vice President — Finance and Treasurer
Linda Yanussi	52	Senior Vice President — Information Technology and Global Operations

(a)
Mr. McComb will be leaving the Company effective February 26, 2014.

(b)
Mr. Carrara will become President and Chief Operating Officer effective February 26, 2014.

(c)
Mr. Rubino left the Company effective December 28, 2013.

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

Ms. Yanussi joined the Company in April 2012 as Vice President of Information Technology and assumed her current position in January 2013. Prior to joining the Company, she held various positions at Tommy Hilfiger over a period of eleven years, most recently as Senior Vice President of Operations and Logistics, North America for over four years and as Vice President of Operations prior to that.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock trades on the NYSE under the symbol FNP. On or about February 26, 2014, we anticipate that our common stock will trade under the symbol KATE. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Period	High	Low
2013:
1st Quarter	$19.23	$12.45
2nd Quarter	22.84	18.44
3rd Quarter	26.01	22.58
4th Quarter	33.59	24.32
2012:
1st Quarter	$13.36	$8.61
2nd Quarter	13.88	10.13
3rd Quarter	13.83	9.25
4th Quarter	12.78	10.05

HOLDERS

On February 14, 2014, the closing sale price of our common stock was $30.92. As of February 14, 2014, the approximate number of record holders of common stock was 4,291.

DIVIDENDS

We did not pay any dividends during 2013 or 2012.

 PERFORMANCE GRAPH
Comparison of Cumulative Five Year Return

	2008	2009	2010	2011	2012	2013
Fifth & Pacific Companies, Inc.	$100.00	$170.09	$216.31	$260.73	$366.47	$958.01
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P SmallCap 600	100.00	125.57	158.60	160.22	186.37	263.37
Benchmarking Group	100.00	186.48	237.51	222.91	249.36	283.22

The line graph above compares the cumulative total stockholder return on the Company's Common Stock over a 5-year period with the return on (i) the Standard & Poor's 500 Stock Index ("S&P 500") (which the Company's shares ceased to be a part of as of the close of business on December 1, 2008); (ii) the Standard & Poor's SmallCap 600 Stock Index ("S&P SmallCap 600") (which the Company's shares became a part of on December 2, 2008); and (iii) an index comprised of the Company and the following 16 competitors comprising the peer group for which executive compensation practices are compared (the "Benchmarking Group"): Abercrombie & Fitch Co.; Aeropostale, Inc.; American Apparel, Inc.; American Eagle Outfitters, Inc.; Ann, Inc.; Bebe Stores, Inc.; Chico's FAS, Inc.; Coach, Inc.; Express, Inc.; Guess?, Inc.; Michael Kors Holdings Limited; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Tumi Holdings Inc.; Urban Outfitters, Inc. and Wet Seal, Inc.

In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at January 2, 2009 (the last trading day before the beginning of our 2009 fiscal year) and assume that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information about our purchases during the quarter ended December 28, 2013, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (In thousands)(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)(b)
September 29, 2013 – October 26, 2013	—	$—	—	$28,749
October 27, 2013 – November 30, 2013	—	—	—	28,749
December 1, 2013 – December 28, 2013	—	—	—	28,749

Total – 13 Weeks Ended December 28, 2013	—	$—	—	$28,749

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

	2013	2012	2011	2010	2009
(Amounts in thousands, except per common share data)
Net sales	$1,264,935	$1,043,403	$1,100,508	$1,236,300	$1,489,171
Gross profit	725,581	599,169	598,331	602,875	622,240
Operating loss	(45,513)	(52,528)	(102,772)	(42,832)	(169,630)
Income (loss) from continuing operations(a)	73,924	(70,221)	138,206	(81,048)	(125,372)
Net income (loss)	72,995	(74,505)	(171,687)	(251,467)	(305,767)
Net income (loss) attributable to Fifth & Pacific Companies, Inc.	72,995	(74,505)	(171,687)	(251,467)	(305,729)
Working capital	206,473	36,407	124,772	39,043	244,379
Total assets	977,511	902,523	950,004	1,257,659	1,605,903
Total debt	394,201	406,294	446,315	577,812	658,151
Total Fifth & Pacific Companies, Inc. stockholders' (deficit) equity	(32,482)	(126,930)	(108,986)	(24,170)	216,548
Per common share data:
Basic
Income (loss) from continuing operations]	0.61	(0.64)	1.46	(0.86)	(1.34)
Net income (loss) attributable to Fifth & Pacific Companies, Inc.	0.60	(0.68)	(1.81)	(2.67)	(3.26)
Diluted
Income (loss) income from continuing operations	0.60	(0.64)	1.22	(0.86)	(1.34)
Net income (loss) attributable to Fifth & Pacific Companies, Inc.	0.59	(0.68)	(1.35)	(2.67)	(3.26)
Weighted average shares outstanding, basic	121,057	109,292	94,664	94,243	93,880
Weighted average shares outstanding, diluted(b)	124,832	109,292	120,692	94,243	93,880

(a)
During 2013, 2012 and 2011, we recorded pretax charges of $58.0 million, $47.6 million and $87.1 million, respectively, related to our streamlining initiatives, which are discussed in Note 13 of Notes to Consolidated Financial Statements.

During 2013, we recorded a pretax gain of $173.1 million related to the sale of the Juicy Couture IP.

During 2013, we recorded a $6.1 million impairment charge related to our former investment in the Mexx business.

During 2013, we recorded a $3.3 million non-cash impairment charge in our Adelington Design Group segment related to the TRIFARI trademark and a $1.7 million non-cash impairment charge in our JUICY COUTURE segment related to the decreased use of merchandising rights for such brand.

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

(b)
Because we incurred losses from continuing operations in 2012, 2010 and 2009, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In January 2014, we announced that we will change our name to "Kate Spade & Company" to reflect our mono-brand focus following the sales of the LUCKY BRAND business and the JUICY COUTURE brandname and related intellectual property assets of Juicy Couture, Inc., a wholly-owned subsidiary of the Company ("JUICY COUTURE") and certain of our other subsidiaries (the "Juicy Couture IP"). The change is expected to be effective on or about February 26, 2014, at which time we expect our stock will begin trading on the New York Stock Exchange as Kate Spade & Company under the symbol KATE.

  Business/Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, e-commerce, concessions, wholesale apparel, wholesale non-apparel and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in three reportable segments:

  •
  KATE SPADE segment — consists of the specialty retail, outlet, e-commerce, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags) and licensing operations of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  Adelington Design Group segment(*) — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the JUICY COUTURE brand. We continue to support wind-down operations of the JUICY COUTURE brand, pursuant to the license agreement with ABG-Juicy LLC ("ABG"), as discussed below.

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

(*)
Our agreement to supply Dana Buchman branded jewelry to Kohl's Corporation expired on October 11, 2013.

Macroeconomic challenges and uncertainty continue to dampen consumer spending, unemployment levels remain high, consumer retail traffic remains inconsistent and the retail environment remains promotional. In addition, economic conditions in international markets in which we operate, including Asia and Europe, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion. We will also continue to carefully manage liquidity and spending.

  Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth at KATE SPADE. Our operating and financial goals for our KATE SPADE brand are based on the following strategies: (i) fueling top line growth by opening new retail locations in North America, Japan, Brazil, the United Kingdom and Southeast Asia, evolving price points to create access for new customers and to aspirational categories, focusing on expansion of certain product categories with broad distribution opportunities and high branding relevance, including watches, jewelry, sunglasses and fragrance and launching e-commerce platforms in Europe; (ii) evolving our customer experience with a channel agnostic approach including improved CRM capability, expanding selling and service programs at selected retail stores and enhancing the e-commerce experience; (iii) expanding our use of partnerships for margin expansion; (iv) strengthening the foundation of KATE SPADE SATURDAY; and (v) increased investments in marketing that leverage CRM capability and focus on acquiring new full price customers.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this Annual Report on Form 10-K, including, without limitation, under "Statement Regarding Forward — Looking Statements" and "Item 1A — Risk Factors."

  Recent Developments and Operational Initiatives

During 2013 and early 2014, we pursued transactions and initiatives with a focus on becoming a multi-national, mono-brand business and which improve our operations or liquidity.

On February 3, 2014, we sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the "Lucky Brand Note") issued by Lucky Brand Dungarees, LLC ("Lucky Brand LLC").

The Lucky Brand Note matures in February 2017 and is guaranteed by substantially all of Lucky Brand LLC's subsidiaries. The Lucky Brand Note is secured by a second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC's asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year in equal monthly increments and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky

Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without our consent. Under a transition services agreement with Lucky Brand LLC, we are required to provide Lucky Brand LLC with certain transitional services, such as IT support, accounting services, tax services and other services that were provided at the corporate level while LUCKY BRAND was owned by us. The services will be provided at cost for up to a maximum of two years from the closing date, subject to earlier termination of the various services by Lucky Brand LLC.

In the first quarter of 2014, we reacquired the existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited ("Globalluxe") for $32.0 million, including $2.0 million for working capital and other previously agreed adjustments, with the payment to occur in the first quarter of 2014 (see Note 25 of Notes to Consolidated Financial Statements).

On November 6, 2013, we sold the Juicy Couture IP to ABG for a total purchase price of $195.0 million (an additional payment may be payable to us in an amount of up to $10.0 million if certain conditions regarding future performance are achieved). The Juicy Couture IP is licensed back to us until December 31, 2014 to accommodate the wind-down of operations. We will pay guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license.

On November 19, 2013, we entered into an agreement to terminate the lease of our JUICY COUTURE flagship store on Fifth Avenue in New York City in exchange for $51.0 million, which is expected to be completed in the first half of 2014.

In connection with the sale of the Juicy Couture IP, we initiated actions to reduce staff at JUICY COUTURE during the fourth quarter of 2013. As a result of the requirement to wind down the JUICY COUTURE operations, we expect to close JUICY COUTURE offices and retail locations that will not be converted to KATE SPADE stores. We estimate we will recognize a net restructuring credit in 2014 of $0 - $10.0 million related to the sale of the Juicy Couture IP, including costs for severance, contract termination (net of expected credits, including a credit of $51.0 million for the termination of the lease for the JUICY COUTURE flagship store on Fifth Avenue in New York) and other costs. Although we expect to consummate that lease termination transaction, there can be no assurance the termination fee will be realized by us and in the instance such termination fee is not realized, we expect to incur cash restructuring and transition charges of $40.0 - $50.0 million in 2014 related to the sale of the Juicy Couture IP. These actions are expected to be substantially completed by the end of the second quarter of 2014.

During the third quarter of 2013, we sold the West Chester, Ohio distribution center (the "Ohio Facility") for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term.

During the second quarter of 2013, we sold the North Bergen, NJ office for net proceeds of $8.7 million and entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options.

We also launched the KATE SPADE SATURDAY brand in the US during the first quarter of 2013.

  Debt and Liquidity Enhancements

During 2013, we completed the conversion of the remaining $19.9 million aggregate principal amount of our 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") into 5.6 million shares of our common stock.

During 2013, we also completed the third amendment to and restatement of our revolving credit facility (as amended to date, the "Amended Facility"), which included: (i) an extension of the maturity date to April 2018; (ii) a decrease in fees and interest rates; (iii) improved advance rates on eligible inventory; and (iv) required compliance with a fixed charge coverage ratio if availability under the facility falls below $35.0 million, or 10% of the commitments then in effect.

We ended 2013 with a net debt position (total debt less cash and marketable securities) of $264.0 million.

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. We have also engaged more extensively in direct shipping and other arrangements. We expect that our streamlining initiatives will provide long-term cost savings. We will also continue to closely manage spending, with 2014 capital expenditures expected to be approximately $100.0 million, compared to $81.0 million in 2013.

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

The activities of our LUCKY BRAND business, our former global Mexx business, our KENSIE, KENSIE GIRL and MAC & JAC brands, our closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. We continue activities with the JUICY COUTURE brand, the LIZ CLAIBORNE family of brands and MONET brand and therefore the activities of those brands have not been presented as discontinued operations.

  2013 Overall Results

Our 2013 results reflected:

  •
  Significant net sales growth at KATE SPADE, reflecting organic growth and the inclusion of KSJ net sales in our results for the entire year in 2013, compared to two months in 2012;

  •
  A $43.6 million decrease in net sales related to brands that have been licensed or exited, related principally to the licensed JUICY COUTURE brand, our former licensed DKNY® Jeans brand and the expiration of the agreement to supply Dana Buchman branded jewelry; and

  •
  Reduced net sales and gross profit in our Adelington Design Group segment, primarily related to the licensed LIZ CLAIBORNE brands.

During 2013, we recorded the following pretax items:

  •
  A $173.1 million gain related to the sale of the Juicy Couture IP;

  •
  Aggregate non-cash intangible asset impairment charges of $5.0 million, including $3.3 million related to our trademark for the TRIFARI brand;

  •
  A $6.1 million impairment charge related to our former investment in the Mexx business;

  •
  A $1.7 million net loss on the extinguishment of debt in connection with the conversion of $19.9 million of our Convertible Notes into 5.6 million shares of our common stock; and

  •
  Expenses associated with our streamlining initiatives of $58.0 million and charges primarily associated with other exiting activities of $9.0 million.

Our 2012 results reflected:

  •
  A $175.2 million decrease in net sales related to brands that have been licensed or exited, related principally to: (i) wholesale sales for the former licensed DKNY® Jeans family of brands;

    (ii) AXCESS wholesale sales; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the Dana Buchman brand, due to the sales of the trademark rights for such brands in the fourth quarter of 2011; and

  •
  Significant net sales growth and improved gross margin at KATE SPADE.

During 2012, we recorded the following pretax items:

  •
  A $40.1 million gain on acquisition of subsidiary related to the KSJ Buyout;

  •
  A $9.8 million net loss on the extinguishment of debt in connection with the conversion of $49.4 million of our Convertible Notes into 14.2 million shares of our common stock and the repurchase or redemption of the remaining 121.5 million euro aggregate principal amount of our Euro Notes; and

  •
  Expenses associated with our streamlining initiatives of $47.6 million and charges primarily associated with other exiting activities of $1.5 million.

  Net Sales

Net sales in 2013 were $1.265 billion, an increase of $221.5 million or 21.2%, compared to 2012 net sales of $1.043 billion. Net sales increased in our KATE SPADE segment, partially offset by declines in net sales within our JUICY COUTURE and Adelington Design Group segments. The acquisition of KSJ resulted in a $79.3 million increase in net sales in 2013 compared to 2012.

  Gross Profit and Income (Loss) from Continuing Operations

Gross profit in 2013 was $725.6 million, an increase of $126.4 million compared to 2012, primarily due to increased net sales in our KATE SPADE segment, partially offset by decreased net sales in our JUICY COUTURE and Adelington Design Group segments. Our gross profit rate remained flat at 57.4% in 2013 compared to 2012, reflecting an increased proportion of sales from direct-to-consumer operations in our KATE SPADE segment, offset by increased promotional activity at JUICY COUTURE in 2013.

We recorded income from continuing operations of $73.9 million in 2013, as compared to a loss from continuing operations of $70.2 million in 2012. The year-over-year change primarily reflected: (i) a $173.1 million gain on the 2013 sale of the Juicy Couture IP, as discussed above; (ii) an increase in gross profit; (iii) a loss on extinguishment of debt of $1.7 million in 2013 compared to $9.8 million in 2012; (iv) an increase in Selling, general & administrative expenses ("SG&A"), including charges related to streamlining initiatives and brand-exiting alternatives; (v) a $40.1 million gain in 2012 related to the KSJ Buyout; and (vi) aggregate non-cash impairment charges of $9.4 million in 2013 related to the Mexx cost investment and TRIFARI trademark.

  Balance Sheet

We ended 2013 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $264.0 million as compared to $346.8 million at year-end 2012. The $82.8 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $192.9 million from the dispositions of the Juicy Couture IP and our former investment in Mexx; (ii) the funding of $81.0 million of capital and in-store shop expenditures over the last 12 months; (iii) the use of $51.7 million in cash from discontinued operations over the past 12 months; (iv) the receipt of aggregate net proceeds of $28.9 million from the sale-leaseback of our Ohio Facility and North Bergen, NJ office; and (v) the conversion of $19.9 million aggregate principal amount of our Convertible Notes into 5.6 million shares of our common stock. We also used $5.1 million or cash in the operating activities of our continuing operations over the past 12 months, which included a $20.0 million advance refunded to J.C. Penney Corporation, Inc. ("JCPenney") on February 8, 2013.

  RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

  2013 vs. 2012

The following table sets forth our operating results for the year ended December 28, 2013 (52 weeks), compared to the year ended December 29, 2012 (52 weeks):

	Fiscal Years Ended
			Variance
	December 28, 2013	December 29, 2012
			$	%
Dollars in millions
Net Sales	$1,264.9	$1,043.4	$221.5	21.2%
Gross Profit	725.6	599.2	126.4	21.1%
Selling, general & administrative expenses	766.1	651.7	(114.4)	(17.6)%
Impairment of intangible assets	5.0	—	(5.0)	*

Operating Loss	(45.5)	(52.5)	7.0	13.4%
Other expense, net	(1.7)	(0.2)	(1.5)	*
Impairment of cost investment	(6.1)	—	(6.1)	*
Gain on acquisition of subsidiary	—	40.1	(40.1)	*
Gain on sales of trademarks, net	173.1	—	173.1	*
Loss on extinguishment of debt, net	(1.7)	(9.8)	8.1	82.5%
Interest expense, net	(47.2)	(51.6)	4.4	8.5%
Benefit for income taxes	(3.0)	(3.8)	(0.8)	(20.0)%

Income (Loss) from Continuing Operations	73.9	(70.2)	144.1	*
Discontinued operations, net of income taxes	(0.9)	(4.3)	3.4	78.3%

Net Income (Loss)	$73.0	$(74.5)	$147.5	*

*
Not meaningful.

  Net Sales

Net sales for 2013 were $1.265 billion, an increase of $221.5 million or 21.2%, as compared to 2012 net sales of $1.043 billion. Excluding the impact of a $43.6 million decline in net sales related to brands that have been licensed or exited, net sales increased $265.1 million, or 25.4%. The decrease in net sales due to brands that have been licensed or exited, related principally to the licensed JUICY COUTURE brand, our former licensed DKNY® Jeans brand and the Dana Buchman brand. Net sales increased in our KATE SPADE segment, partially offset by a decline in net sales within our Adelington Design Group and JUICY COUTURE segments.

Net sales results for our segments are provided below:

  •
  KATE SPADE net sales were $743.2 million, a 60.9% increase compared to 2012, reflecting increases across substantially all operations in the segment. The acquisition of KSJ resulted in a $79.3 million increase in net sales in 2013 compared to 2012.

  We ended 2013 with 118 specialty retail stores, 51 outlet stores and 43 concessions, reflecting the net addition over the last 12 months of 37 specialty retail stores, 11 outlet stores and 11 concessions. Key operating metrics for our KATE SPADE direct-to-consumer operations included the following:

  –
  Average retail square footage in 2013 was approximately 263 thousand square feet, a 54.6% increase compared to 2012;

    –
    Sales productivity was $1,212 per average square foot as compared to $1,016 for 2012; and

    –
    Comparable direct-to-consumer net sales, including e-commerce, increased by 28.2% in 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 16.3%.

  •
  Adelington Design Group net sales were $60.2 million, a decrease of $22.6 million, or 27.3%, compared to 2012, reflecting the following:

  –
  A net $12.5 million decrease primarily related to the licensed LIZ CLAIBORNE brands, including LIZWEAR and LIZ CLAIBORNE NEW YORK;

  –
  A $6.6 million decrease in net sales primarily related to our former licensed DKNY® Jeans brand, our former Dana Buchman brand and other brands that have been licensed or exited; and

  –
  A $3.5 million decrease in the wholesale non-apparel operations of our private label jewelry business and our TRIFARI brand.

  •
  JUICY COUTURE net sales were $461.6 million, a 7.4% decrease compared to 2012, which primarily reflected decreases in our wholesale non-apparel, specialty retail, wholesale apparel and licensing operations, partially offset by increases in our e-commerce and outlet operations.

  We ended 2013 with 74 specialty retail stores and 53 outlet stores, reflecting the net closure over the last 12 months of 4 specialty retail stores, 2 concessions and 1 outlet store. Key operating metrics for our JUICY COUTURE direct-to-consumer operations included the following:

  –
  Average retail square footage in 2013 was approximately 415 thousand square feet, a 2.9% decrease compared to 2012;

  –
  Sales productivity was $644 per average square foot as compared to $685 for 2012; and

  –
  Comparable direct-to-consumer net sales, including e-commerce, decreased by 0.6% in 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales decreased by 4.1%.

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

  Gross Profit

Gross profit in 2013 was $725.6 million (57.4% of net sales), compared to $599.2 million (57.4% of net sales) in 2012. The increase in gross profit is primarily due to increased net sales in our KATE SPADE segment, partially offset by decreased net sales in our Adelington Design Group and JUICY COUTURE segments. Our gross profit rate remained flat at 57.4% in 2013 and 2012 due to an increased proportion of sales from direct-to-consumer operations in our KATE SPADE segment, partially offset by increased promotional activity at JUICY COUTURE.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

  Selling, General & Administrative Expenses

SG&A increased $114.4 million, or 17.6%, to $766.1 million in 2013 compared to 2012. The change in SG&A reflected the following:

  •
  A $139.8 million increase in SG&A in our KATE SPADE segment, primarily related to direct-to-consumer expansion reflecting: (i) increased e-commerce fees and advertising expenses; (ii) increased compensation related expenses; and (iii) increased rent and other store operating expenses. The increase also included incremental SG&A associated with KSJ and the launch of KATE SPADE SATURDAY.

  •
  A $16.4 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs, primarily driven by our requirement to wind-down JUICY COUTURE operations;

  •
  A $32.6 million decrease in SG&A in our JUICY COUTURE and Adelington Design Group primarily related to a reduction in impairment charges that were not classified as restructuring, a decrease in compensation related costs and advertising expenses; and

  •
  A $9.2 million decrease associated with reduced costs at Corporate.

SG&A as a percentage of net sales was 60.6%, compared to 62.5% in 2012.

  Impairment of Intangible Assets

In 2013, we recorded a $3.3 million non-cash impairment charge in our Adelington Design Group segment related to the TRIFARI trademark and a $1.7 million non-cash impairment charge in our JUICY COUTURE segment related to the decreased use of merchandising rights for such brand.

  Operating Loss

Operating loss for 2013 was $45.5 million ((3.6)% of net sales), compared to an operating loss of $52.5 million ((5.0)% of net sales) in 2012.

  Other Expense, Net

Other expense, net amounted to $1.7 million in 2013 and $0.2 million in 2012. Other expense, net consists primarily of (i) foreign currency transaction gains and losses, including the impact of the partial dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on our Euro Notes within earnings in 2012; and (ii) equity in the earnings of our equity investees.

  Impairment of Cost Investment

In 2013, we recorded a $6.1 million impairment charge related to our former investment in the Mexx business.

  Gain on Sales of Trademarks, Net

In 2013, we recorded a $173.1 million gain on the sale of the Juicy Couture IP, as discussed above.

  Gain on Acquisition of Subsidiary

In 2012, we recorded a $40.1 million gain on the KSJ Buyout, resulting from the adjustment of our pre-existing 49.0% interest in KSJ to estimated fair value.

  Loss on Extinguishment of Debt, Net

In 2013, we recorded a $1.7 million loss on the extinguishment of debt in connection with the conversion of $19.9 million of our Convertible Notes into 5.6 million shares of our common stock. In 2012, we recorded a $9.8 million loss on the extinguishment of debt in connection with the conversion of $49.4 million of our Convertible Notes into 14.2 million shares of our common stock and the repurchase or redemption of 121.5 million euro aggregate principal amount of our Euro Notes.

  Interest Expense, Net

Interest expense, net decreased to $47.2 million in 2013 from $51.6 million in 2012, primarily reflecting a decrease of $7.0 million in interest expense on the Euro Notes and Convertible Notes and a $4.2 million decrease related to the amortization of deferred financing fees, partially offset by an increase of $6.7 million in interest expense related to the Senior Notes and Amended Facility.

  Benefit for Income Taxes

In 2013 and 2012, we recorded a benefit for income taxes of $3.0 million and $3.8 million, respectively. The income tax benefit primarily represented refunds from certain tax jurisdictions and a reduction in the reserve for uncertain tax positions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. We did not record income tax benefits for substantially all losses incurred during 2013 and 2012, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

  Income (Loss) from Continuing Operations

Income (loss) from continuing operations in 2013 was $73.9 million, or 5.8% of net sales, compared to $(70.2) million in 2012, or (6.7)% of net sales. Earnings per share ("EPS"), basic from continuing operations was $0.61 in 2013 and $(0.64) in 2012. EPS, diluted from continuing operations was $0.60 in 2013 and $(0.64) in 2012.

  Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in 2013 was $(0.9) million, compared to $(4.3) million in 2012, reflecting income of $28.8 million from discontinued operations in 2013 and a loss on disposal of discontinued operations of $(29.7) million, as compared to income of $7.9 million from discontinued operations and a loss on disposal of discontinued operations of $(12.2) million in 2012. EPS, basic and diluted, from discontinued operations was $(0.01) in 2013 and $(0.04) in 2012.

  Net Income (Loss)

Net income (loss) in 2013 was $73.0 million, compared to $(74.5) million in 2012. EPS, basic was $0.60 in 2013 and $(0.68) in 2012. EPS, diluted was $0.59 in 2013 and $(0.68) in 2012.

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

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Fiscal Years Ended		Variance
	December 28, 2013	December 29, 2012	$	%
In thousands
Reportable Segments Adjusted EBITDA:
KATE SPADE(a)	$130,497	$94,994	$35,503	37.4%
Adelington Design Group	15,084	21,009	(5,925)	(28.2)%
JUICY COUTURE	4,722	24,554	(19,832)	(80.8)%
LUCKY BRAND	(2,047)	(1,884)	(163)	(8.7)%

Total Reportable Segments Adjusted EBITDA	148,256	138,673
Unallocated Corporate Costs	(64,136)	(69,468)
Depreciation and amortization, net(b)	(52,408)	(49,401)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net(c)	(69,958)	(66,382)
Share-based compensation(d)	(8,446)	(7,195)
Equity loss included in Reportable Segments Adjusted EBITDA	1,179	1,245

Operating Loss	(45,513)	(52,528)
Other expense, net(a)	(1,674)	(187)
Impairment of cost investment	(6,109)	—
Gain on acquisition of subsidiary	—	40,065
Gain on sales of trademarks, net	173,133	—
Loss on extinguishment of debt, net	(1,707)	(9,754)
Interest expense, net	(47,241)	(51,612)
Benefit for income taxes	(3,035)	(3,795)

Income (Loss) from Continuing Operations	$73,924	$(70,221)

(a)
Amounts include equity in the losses of equity method investees of $1.2 million in 2013 and 2012.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.

(d)
Includes share-based compensation expense of $3.8 million in 2013 that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for 2013 and 2012 follows:

  •
  KATE SPADE Adjusted EBITDA in 2013 was $130.5 million (17.6% of net sales), compared to $95.0 million (20.6% of net sales) in 2012. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, advertising expenses and e-commerce fees. The increase also included incremental SG&A associated with KSJ, the launch of KATE SPADE SATURDAY and the impact of costs associated with defending the KATE SPADE SATURDAY trademark. The decrease in the Adjusted EBITDA margin resulted from the reporting impact of the KSJ acquisition, the launch of KATE SPADE SATURDAY and the expansion of JACK SPADE. KATE SPADE Adjusted EBITDA for 2013 included $5.7 million of incremental Adjusted EBITDA from KSJ.

  •
  Adelington Design Group Adjusted EBITDA in 2013 was $15.1 million (25.0% of net sales), compared to Adjusted EBITDA of $21.0 million (25.4% of net sales) in 2012. The decrease in Adjusted EBITDA reflected reduced gross profit and SG&A.

  •
  JUICY COUTURE Adjusted EBITDA in 2013 was $4.7 million (1.0% of net sales), compared to Adjusted EBITDA of $24.6 million (4.9% of net sales) in 2012. The period-over-period change reflected (i) decreased gross profit, as discussed above; and (ii) an increase in SG&A related to advertising expenses and professional fees.

  •
  LUCKY BRAND Adjusted EBITDA was $(2.0) million in 2013 and $(1.9) million in 2012, which represents expenses related principally to distribution functions that were included in the LUCKY BRAND historical results, but are not directly attributable to LUCKY BRAND and therefore, have not been included in discontinued operations.

Unallocated Corporate costs include costs for corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of executive offices and corporate facilities. Unallocated Corporate costs decreased to $64.1 million in 2013 from $69.5 million in 2012 due to reduced payroll and related expenses and occupancy costs.

  2012 vs. 2011

The following table sets forth our operating results for the year ended December 29, 2012 (52 weeks), compared to the year ended December 31, 2011 (52 weeks):

	Fiscal Years Ended		Variance
	December 29, 2012	December 31, 2011	$	%
Dollars in millions
Net Sales	$1,043.4	$1,100.5	$(57.1)	(5.2)%
Gross Profit	599.2	598.3	0.9	0.1%
Selling, general & administrative expenses	651.7	700.1	48.4	6.9%
Impairment of intangible assets	—	1.0	1.0	*

Operating Loss	(52.5)	(102.8)	50.3	48.9%
Other (expense) income, net	(0.2)	0.2	(0.4)	*
Gain on acquisition of subsidiary	40.1	—	40.1	*
Gain on sales of trademarks, net	—	287.0	(287.0)	*
(Loss) gain on extinguishment of debt, net	(9.8)	5.2	(15.0)	*
Interest expense, net	(51.6)	(57.2)	5.6	9.7%
Benefit for income taxes	(3.8)	(5.8)	(2.0)	(34.5)%

(Loss) Income from Continuing Operations	(70.2)	138.2	(208.4)	*
Discontinued operations, net of income taxes	(4.3)	(309.9)	305.6	98.6%

Net Loss	$(74.5)	$(171.7)	$97.2	56.6%

*
Not meaningful.

  Net Sales

Net sales for 2012 were $1.043 billion, a decrease of $57.1 million or 5.2%, as compared to net sales for 2011 of $1.101 billion. Excluding the impact of a $175.2 million decline in net sales related to brands that have been licensed or exited, net sales increased $118.1 million, or 10.7%. The decrease in net sales due to brands that have been exited related principally to: (i) wholesale sales for the former licensed DKNY® Jeans family of brands; (ii) AXCESS wholesale sales; and (iii) licensing revenues related to the LIZ CLAIBORNE family of brands and the Dana Buchman brand due to the sales of the trademark rights for such brands in the fourth quarter of 2011. Net sales increased in our KATE SPADE segment, partially offset by a decline in net sales within our JUICY COUTURE segment.

Net sales results for our segments are provided below:

  •
  KATE SPADE net sales were $461.9 million, a 47.6% increase compared to 2011, reflecting increases across all operations in the segment. Net sales in 2012 included $16.0 million of KSJ net sales in our consolidated results.

  We ended 2012 with 81 specialty retail stores, 40 outlet stores and 32 concessions, reflecting the net addition over the last 12 months of 18 specialty retail stores and 3 outlet stores and the acquisition of 21 specialty retail stores and 32 concessions. Key operating metrics for our KATE SPADE retail operations included the following:

  –
  Average retail square footage in 2012 was approximately 170 thousand square feet, inclusive of the acquisition of KSJ, a 15.2% increase compared to 2011;

  –
  Sales productivity was $1,016 per average square foot as compared to $934 for 2011; and

  –
  Comparable direct-to-consumer net sales, including e-commerce, increased by 29.5% in 2012; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 21.5%.

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

  –
  Sales productivity was $685 per average square foot as compared to $674 for 2011; and

  –
  Comparable direct-to-consumer net sales, including e-commerce and concessions, decreased by 3.5% in 2012; excluding e-commerce net sales, comparable direct-to-consumer net sales decreased by 7.0%.

  Gross Profit

Gross profit in 2012 was $599.2 million (57.4% of net sales), compared to $598.3 million (54.4% of net sales) in 2011. The increase in gross profit is primarily due to increased net sales and gross profit rate in our KATE SPADE segment, partially offset by decreased net sales in our Adelington Design Group and JUICY COUTURE segments. The improvement in the gross profit rate was primarily driven by our KATE SPADE segment, partially offset by greater than planned promotional activity at JUICY COUTURE.

  Selling, General & Administrative Expenses

SG&A decreased $48.4 million, or 6.9%, to $651.7 million in 2012 compared to 2011. The change in SG&A reflected the following:

    •
    A $90.6 million decrease associated in our Adelington Design Group segment related to the exited brands discussed above and reduced Corporate costs;

    •
    A $39.6 million decrease in expenses associated with our streamlining initiatives and brand-exiting activities; and

    •
    An $81.8 million increase in SG&A in our KATE SPADE and JUICY COUTURE segments, primarily reflecting: (i) increased compensation related expenses at KATE SPADE; (ii) increased advertising expenses and e-commerce fees across both segments; (iii) increased rent and other store operating expenses at KATE SPADE, primarily related to direct-to-consumer expansion; and (iv) a net increase in fixed asset charges at JUICY COUTURE.

SG&A as a percentage of net sales was 62.5%, compared to 63.6% in 2011, primarily reflecting increased net sales in our KATE SPADE segment, which exceeded the proportionate increase in SG&A in the segment.

  Impairment of Intangible Assets

In 2011, we recorded aggregate non-cash impairment charges of $1.0 million within our Adelington Design Group segment, primarily related to the merchandising rights of our MONET and former licensed DKNY® Jeans brands due to decreased use of such intangible assets.

  Operating Loss

Operating loss for 2012 was $52.5 million ((5.0)% of net sales), compared to an operating loss of $102.8 million ((9.3)% of net sales) in 2011.

  Other (Expense) Income, Net

Other (expense) income, net amounted to $(0.2) million in 2012 and $0.2 million in 2011. Other income, net consists primarily of (i) foreign currency transaction gains and losses, including the impact of the partial dedesignation of the hedge of our investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on our Euro Notes within earnings in 2012 and 2011; and (ii) equity in the earnings of our equity investees.

  Gain on Acquisition of Subsidiary

In 2012, we recorded a $40.1 million gain on the KSJ Buyout, resulting from the adjustment of our pre-existing 49.0% interest in KSJ to estimated fair value.

  Gain on Sales of Trademarks, Net

In 2011, we recorded a $287.0 million gain on the sale of: (i) the global trademark rights for the LIZ CLAIBORNE family of brands; (ii) the trademark rights in the US and Puerto Rico for MONET; (iii) the Dana Buchman trademark; and (iv) the trademark rights related to our former Curve brand and selected other smaller fragrance brands.

  (Loss) Gain on Extinguishment of Debt, Net

In 2012, we recorded a $(9.8) million loss on the extinguishment of debt in connection with the conversion of $49.4 million of our Convertible Notes into 14.2 million shares of our common stock and the repurchase or redemption of 121.5 million euro aggregate principal amount of our Euro Notes. In 2011, we recorded a $5.2 million net gain on the extinguishment of debt in connection with the repurchase of 228.5 million euro aggregate principal amount of our Euro Notes and the conversion of $20.8 million of our Convertible Notes into 6.2 million shares of our common stock.

  Interest Expense, Net

Interest expense, net decreased to $51.6 million in 2012 from $57.2 million in 2011, primarily reflecting a decrease of $14.3 million due to the redemptions and repurchases of the Euro Notes discussed above, a $4.5 million decrease due to a reduction in the principal amount of our Convertible Notes and a $3.1 million decrease in interest expense related to reduced borrowings under our Amended Facility, partially offset by an increase of $15.6 million in interest expense related to the Senior Notes.

  Benefit for Income Taxes

In 2012 and 2011, we recorded a benefit for income taxes of $3.8 million and $5.8 million, respectively. The 2012 income tax benefit includes $(7.2) million of income tax benefits recorded in continuing operations that are fully offset with $7.2 million of income tax expense recorded in discontinued operations. The 2012 income tax provision, excluding the tax benefits previously noted, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. We did not record income tax benefits for substantially all losses incurred during 2012 and 2011, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

  (Loss) Income from Continuing Operations

(Loss) income from continuing operations in 2012 was $(70.2) million, or (6.7)% of net sales, compared to $138.2 million in 2011, or 12.6% of net sales. EPS, basic from continuing operations was $(0.64) in 2012 and $1.46 in 2011. EPS, diluted from continuing operations was $(0.64) in 2012 and $1.22 in 2011.

  Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in 2012 was $4.3 million, compared to $309.9 million in 2011, reflecting income of $7.9 million from discontinued operations in 2012 and a loss on disposal of discontinued operations of $(12.2) million, as compared to a loss on disposal of discontinued operations of $(222.2) million and a $(87.7) million loss from discontinued operations in 2011. EPS, Basic from discontinued operations was $(0.04) in 2012 and $(3.27) in 2011. EPS, diluted from discontinued operations was $(0.04) in 2012 and $(2.57) in 2011.

  Net Loss

Net loss in 2012 decreased to $74.5 million from $171.7 million in 2011. EPS, Basic was $(0.68) in 2012 and $(1.81) in 2011. EPS, Diluted was $(0.68) in 2012 and $(1.35) in 2011.

  Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Fiscal Years Ended		Variance
	December 29, 2012	December 31, 2011	$	%
In thousands
Reportable Segments Adjusted EBITDA:
KATE SPADE(a)	$94,994	$57,370	$37,624	65.6%
Adelington Design Group	21,009	38,868	(17,859)	(45.9)%
JUICY COUTURE	24,554	64,237	(39,683)	(61.8)%
LUCKY BRAND	(1,884)	(1,957)	73	3.7%

Total Reportable Segments Adjusted EBITDA	138,673	158,518
Unallocated Corporate Costs	(69,468)	(89,150)
Depreciation and amortization, net(b)	(49,401)	(56,701)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net(c)	(66,382)	(108,600)
Share-based compensation(d)	(7,195)	(5,187)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	1,245	(1,652)

Operating Loss	(52,528)	(102,772)
Other (expense) income, net(a)	(187)	228
Gain on acquisition of subsidiary	40,065	—
Gain on sales of trademarks, net	—	286,979
(Loss) gain on extinguishment of debt, net	(9,754)	5,157
Interest expense, net	(51,612)	(57,180)
Benefit for income taxes	(3,795)	(5,794)

(Loss) Income from Continuing Operations	$(70,221)	$138,206

(a)
Amounts include equity in the (losses) earnings of equity method investees of $(1.2) million and $1.7 million in 2012 and 2011, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.

(d)
Includes share-based compensation expense of $0.6 million in 2011 that was classified as restructuring.

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

  •
  LUCKY BRAND Adjusted EBITDA was $(1.9) million in 2012 and $(2.0) million in 2011, which represents expenses related principally to distribution functions that were included in the LUCKY BRAND historical results, but are not directly attributable to LUCKY BRAND and therefore, have not been included in discontinued operations.

Unallocated Corporate costs decreased to $69.5 million in 2012 from $89.2 million in 2011 due to reduced payroll and related expenses, occupancy costs and professional fees. The decrease in those expenses resulted principally from corporate streamlining actions executed throughout 2011 and 2012, which included reductions in staff and rationalization of office space. We also decreased discretionary spending.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

  Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, including contract termination costs, employee related costs and other costs associated with the sale of the Juicy Couture IP and LUCKY BRAND; (iv) invest in our information systems; (v) fund operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

  Sources and Uses of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations and cash and cash equivalents, as well as borrowings through our lines of credit.

10.5% Senior Secured Notes. We used the net proceeds of $212.9 million from the April 7, 2011 issuance of $225.0 million aggregate principal amount of 10.5% Senior Secured Notes due April 15, 2019 (the "Original Notes," together with the June 8, 2012 issuance of $152.0 million aggregate principal amount of Senior Secured Notes (the "Additional Notes"), the "Senior Notes") primarily to fund a tender offer (the "Tender Offer") to repurchase 128.5 million euro aggregate principal amount of our then-outstanding Euro Notes. The remaining proceeds were used for general corporate purposes. On June 8, 2012, we completed the offering of the Additional Notes. We used a portion of the net proceeds of the offering of the Additional Notes to repay outstanding borrowings under our Amended Facility and to fund the redemption of 52.9 million euro aggregate principal of Euro Notes on July 12, 2012. We used the remaining proceeds to fund a portion of the KSJ Buyout and for general corporate purposes. As of December 28, 2013, there was $372.0 million aggregate principal amount of Senior Notes outstanding.

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

The indenture governing the Senior Notes contains provisions that may require the Company to offer to repurchase the Senior Notes at 101% of their aggregate principal amount upon certain defined "Change of Control" events. In addition, the indenture may require that the proceeds from sales of the Company's assets (subject to various exceptions and the ability of the Company to apply the proceeds to repay indebtedness or reinvest in its business) be used to offer to repurchase the Senior Notes at 100% of their aggregate principal amount. No Senior Notes were tendered into our offer to purchase Senior Notes in respect of the receipt of the $125.0 million of "Net Proceeds" (as defined in the Senior Notes indenture) from the sale of the Juicy Couture IP, and as a result, the entire Net Proceeds from the sale of the Juicy Couture IP could be used for any purposes not prohibited by the Senior Notes indenture. An offer to purchase the Senior Notes with the $75.0 million of Net Proceeds from the sale of the LUCKY BRAND business is currently underway. To the extent holders of the Senior Notes do not accept the offer, we expect to use any remaining net cash proceeds for the payment of various transaction and transition costs incurred, with the remainder to be used for general corporate purposes, including debt reduction. The indenture also contains other standard high-yield debt covenants, which limit our ability to incur additional indebtedness, incur additional liens, make asset sales, make dividend payments and investments, make payments and other transfers between itself and its subsidiaries, enter into affiliate transactions and merge or consolidate with other entities.

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

Amended Facility. Effective February 3, 2014, we entered into an amendment to our Amended Facility to permit the sale of the LUCKY BRAND business. Effective November 6, 2013, we entered into an amendment to our Amended Facility to permit the sale of the Juicy Couture IP and permit us to add back to Adjusted EBITDA such cash restructuring and transition charges associated with that transaction in the calculation of certain covenants included in our debt and credit facilities. On April 18, 2013, we completed a third amendment to the Amended Facility, which extended the maturity date from August 2014 to April 2018. Under the Amended Facility, availability is the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

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

Cash and Debt Balances. We ended 2013 with $130.2 million in cash and cash equivalents and marketable securities, compared to $59.5 million at the end of 2012 and with $394.2 million of debt outstanding, compared to $406.3 million at the end of 2012. The $82.8 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $192.9 million from the dispositions of the Juicy Couture IP and our former investment in Mexx; (ii) the funding of $81.0 million of capital and in-store shop expenditures over the last 12 months; (iii) the use of $51.7 million in cash from discontinued operations over the past 12 months; (iv) the receipt of aggregate net proceeds of $28.9 million from the sale-leaseback of our Ohio Facility and North Bergen, NJ office; and (v) the conversion of $19.9 million aggregate principal amount of our Convertible Notes into 5.6 million shares of our common stock. We also used $5.1 million in cash from continuing operations over the past 12 months, which included a $20.0 million advance refunded to JCPenney on February 8, 2013.

Accounts Receivable decreased $32.0 million, or 26.3%, at year-end 2013 compared to year-end 2012, primarily due to the presentation of LUCKY BRAND accounts receivable as held for sale at December 28, 2013 and decreased wholesale sales in our JUICY COUTURE and Adelington Design Group segments, partially offset by increased wholesale sales in our KATE SPADE segment.

Inventories decreased $35.9 million, or 16.3% at year-end 2013 compared to year-end 2012, primarily due to the presentation of LUCKY BRAND inventory as held for sale at December 28, 2013 and a decrease in JUICY COUTURE inventory, partially offset by an increase in KATE SPADE inventory, to support growth initiatives.

Borrowings under our Amended Facility peaked at $193.4 million during 2013, compared to a peak of $65.5 million in 2012. Outstanding borrowings were $3.0 million at December 28, 2013, and there were no outstanding borrowings under this facility at December 29, 2012.

Net cash used in operating activities of our continuing operations was $5.1 million in 2013, compared to $37.5 million in 2012. This $31.9 million period-over-period change was primarily due to improved earnings in 2013 compared to 2012 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $19.0 million of cash and provided $48.9 million of cash in the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

Net cash provided by (used in) investing activities of our continuing operations was $126.8 million in 2013, compared to $(109.5) million in 2012. Net cash provided by investing activities in 2013 primarily reflected: (i) the receipt of net proceeds of $192.9 million from the sales of the Juicy Couture IP and our former investment in Mexx; (ii) the receipt of net proceeds from the sale of property and equipment of $20.3 million; (iii) the use of $81.0 million for capital and in-store shop expenditures; and (iv) the use of $5.5 million for investments in and advances to KS China Co., Limited ("KSC"), our equity investee. Net cash used in investing activities in 2012 primarily reflected the use of $64.3 million for capital and in-store shop expenditures, $41.0 million for the KSJ Buyout and $5.0 million for investments in and advances to KSC. The investing activities of our discontinued operations used $32.7 million and $21.6 million during the fiscal years ended December 28, 2013 and December 29, 2012, respectively.

Net cash provided by financing activities was $6.1 million in 2013, compared to $1.1 million in 2012. The $5.0 million period-over-period change primarily reflected the receipt of net proceeds of $8.7 million from the sale-leaseback of our North Bergen, NJ office building, an increase in net cash provided by borrowing activities under our Amended Facility of $2.9 million and a decrease of $1.5 million related to payments of deferred financing fees, partially offset by the absence of net proceeds from the issuance and repayment of long term debt in 2012, which provided $6.5 million and a decrease in proceeds from the exercise of stock options of $1.4 million.

  Commitments and Capital Expenditures

During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Since 2009, we have completed various disposition transactions, including the licensing arrangements with JCPenney in the US and Puerto Rico and with QVC, the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks and the sale of the Juicy Couture IP, which resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, we refunded $24.3 million of the closing payment in the second quarter of 2010 and $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. We are not required to make any payments to Li & Fung as a result of the sale of LUCKY BRAND. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 153 store leases were assigned to third parties, for which we remain secondarily liable for the remaining obligations on 117 such leases. As of December 28, 2013, the future aggregate payments under these leases amounted to $140.9 million and extended to various dates through 2025.

On November 19, 2013, we entered into an agreement to terminate the lease of our JUICY COUTURE flagship store on Fifth Avenue in New York City in exchange for $51.0 million, which is expected to be completed in the first half of 2014.

During the third quarter of 2013, we sold our Ohio Facility for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term, which was classified as an operating lease. We realized a gain of $9.5 million associated with the sale-leaseback, which has been deferred and will be recognized as a reduction to SG&A over the lease term.

During the second quarter of 2013, we sold our North Bergen, NJ office for net proceeds of $8.7 million. We entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options. This transaction was classified as a capital lease and recorded at fair value. As of December 28, 2013, the future minimum lease payments under the noncancelable capital lease were $25.8 million.

In the second quarter of 2011, we initiated actions to close our Ohio Facility, which was expected to result in the termination of all or a significant portion of our union employees (see Note 13 of Notes to Consolidated Financial Statements). During the third quarter of 2011, we ceased contributing to a multi-employer defined benefit pension plan (the "Fund"), which is regulated by ERISA. Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. We incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to our estimate of the withdrawal liability. In February 2012, we were notified by the Fund that the Fund calculated our total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of December 28, 2013, the accrued withdrawal liability was $12.0 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheet.

We established KSC in June 2011. In the first quarter of 2014, we reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe for $32.0 million, including $2.0 million for working capital and other previously agreed adjustments, with the payment to Globalluxe expected to occur in the first quarter of 2014 (see Note 25 of Notes to Consolidated Financial Statements);

Our 2014 capital expenditures are expected to be approximately $100.0 million, compared to $81.3 million in 2013. These expenditures primarily relate to our plan to open 65 - 70 retail stores globally in 2014, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and our Amended Facility.

The following table summarizes as of December 28, 2013 our contractual cash obligations by future period (see Notes 1, 9 and 10 of Notes to Consolidated Financial Statements):

	Payments Due by Period
Contractual cash obligations *	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
(In millions)
Operating lease commitments	$88.0	$166.0	$131.7	$186.1	$571.8
Capital lease obligations	2.0	4.1	4.3	15.4	25.8
Inventory purchase commitments	116.9	—	—	—	116.9
10.5% Senior Secured Notes	—	—	—	372.0	372.0
Interest on 10.5% Senior Secured Notes(a)	39.1	78.1	78.1	14.8	210.1
KATE SPADE Southeast Asia acquisition	32.0	—	—	—	32.0
Pension withdrawal liability(b)	4.9	7.1	—	—	12.0
Licensing royalty	9.0	—	—	—	9.0

Total	$291.9	$255.3	$214.1	$588.3	$1,349.6

*
The table above does not include our secondary liability for assigned leases and amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)
Interest is fixed per annum.

(b)
Includes interest of $0.9 million.

Debt consisted of the following:

In thousands	December 28, 2013	December 29, 2012
6.0% Convertible Senior Notes(a)	$—	$18,287
10.5% Senior Secured Notes	382,209	383,662
Revolving credit facility	2,997	—
Capital lease obligations(b)	8,995	4,345

Total debt	$394,201	$406,294

(a)
The decrease in the balance compared to December 29, 2012 reflected the exchange of the remaining aggregate principal amount of the Convertible Notes during 2013. The balance at December 29, 2012 represented principal of $19.9 million and an unamortized debt discount of $1.6 million.

(b)
The increase in the balance compared to December 29, 2012 primarily reflected the sale-leaseback for the office building in North Bergen, NJ during the second quarter of 2013, partially offset by the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

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

As of December 28, 2013, availability under our Amended Facility was as follows:

In thousands	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
Amended Facility(a)	$350,000	$298,701	$2,997	$19,051	$276,653	$241,653

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

  Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts to hedge specific exposure to variability in forecasted cash flows associated with inventory purchases by our KATE SPADE business in Japan. As of December 28, 2013 we had forward contracts maturing through December 2014 to sell 2.1 billion yen for 21.1 million. (see Note 12 of Notes to Consolidated Financial Statements).

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of December 28, 2013, we had forward contracts to sell 4.0 billion yen for $38.4 million maturing through March 2014. Transaction gains of $8.5 and $1.0 million related to these derivative instruments for the years ended December 28, 2013 and December 29, 2012, respectively, were reflected within Other (expense) income, net.

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

In connection with the sale of an 81.25% interest in the former global Mexx business on October 31, 2011, we dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company's net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes were recorded in earnings beginning on November 1, 2011 until the Euro Notes were fully retired in the third quarter of 2012.

We recognized the following foreign currency translation (losses) gains related to the net investment hedge:

In thousands	Fiscal Year Ended December 31, 2011
Effective portion recognized within Accumulated OCI	$(10,216)
Ineffective portion recognized within Other (expense) income, net	4,954

Also, as a result of the sale of the interest in the former global Mexx business, our net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on our Euro Notes through October 31, 2011 was written off and included within Loss on disposal of discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations.

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

  Revenue Recognition

Revenue is recognized from our wholesale, retail and licensing operations. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store and e-commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. We do not recognize revenue for estimated gift card breakage. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that an indefinite-lived intangible asset is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

In the third quarter of 2013, we recorded a non-cash impairment charge of $3.3 million, which reflected the difference in the estimated fair value and carrying value of the TRIFARI trademark (see Note 11 of Notes to Consolidated Financial Statements).

As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2012 or 2011.

During 2013, we recorded non-cash impairment charges of $1.7 million within our JUICY COUTURE segment related to that brand's merchandising rights due to decreased use of such intangible assets.

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

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that goodwill is impaired, then we are not required to take further action. However, if we concluded otherwise, then we are required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value with the carrying amount. A two-step impairment test is then performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate fair value based on market multiples of revenues and earnings for comparable companies. We also use discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with our goodwill, no impairment charges were recorded during 2013, 2012 or 2011.

During 2012, we recorded additional goodwill as a result of the KSJ acquisition (see Note 2 of Notes to Consolidated Financial Statements).

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

We do not speculate on the future direction of interest rates. As of December 28, 2013, our exposure to changing market rates was as follows:

Dollars in millions	December 28, 2013
Variable rate debt	$3.0
Average interest rate	3.06%

As of December 29, 2012, we did not have exposure to changing market rates as there were no amounts outstanding under our Amended Facility.

A ten percent change in the average rate would have minimal impact to interest expense during the year ended December 28, 2013.

As of December 28, 2013, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility.

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

As of December 28, 2013, we had forward contracts with net notional amounts of $59.5 million. Unrealized gains for outstanding foreign currency forward contracts were $0.9 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10% against the US dollar, the fair value of these instruments would increase by $5.2 million at December 28, 2013. Conversely, if the yen strengthened by 10% against the US dollar, the fair value of these instruments would decrease by $6.4 million at December 28, 2013. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 ("the Exchange Act") is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

With respect to our Executive Officers, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Information regarding Section 16(a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the "Audit Committee Report"), our code of ethics and background of our Directors appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Additional Information-Company Code of Ethics and Business Practices" and "Election of Directors" in our Proxy Statement for the 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement") is hereby incorporated by reference.

Item 11.    Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Compensation Discussion and Analysis" and "Executive Compensation" (other than the Board Compensation Committee Report) in the 2014 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

The following table summarizes information about the stockholder approved Fifth & Pacific Companies, Inc. Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' Plan"); Fifth & Pacific Companies, Inc. 1992 Stock Incentive Plan; Fifth & Pacific Companies, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); Fifth & Pacific Companies, Inc. 2002 Stock Incentive Plan (the "2002 Plan"); Fifth & Pacific Companies, Inc. 2005 Stock Incentive Plan (the "2005 Plan"); Fifth & Pacific Companies, Inc. 2011 Stock Incentive Plan (the "2011 Plan"); and Fifth & Pacific Companies, Inc. 2013 Stock Incentive Plan (the "2013 Plan"), which together comprise all of our existing equity compensation plans, as of December 28, 2013. In January 2006, we adopted the Fifth & Pacific Companies, Inc. Outside Directors' Deferral Plan, which amended and restated the Outside Directors' Plan by eliminating equity grants under the Outside Directors' Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors' Plan was made on January 10, 2006. All subsequent Director stock grants have been made under the remaining shareholder approved plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity Compensation Plans Approved by Stockholders	6,430,798	(a)	$11.26	(b)	9,848,387	(c)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—

Total	6,430,798	(a)	$11.26	(b)	9,848,387	(c)

(a)
Includes (i) 892,105 shares of Common Stock issuable under the 2002, 2005, 2011 and 2013 Plans pursuant to participants' elections thereunder to defer certain director compensation; and (ii) 472,500 performance shares granted to a group of key executives, of which the number of shares earned will be determined by the achievement of the performance criteria set forth in the performance share arrangement and range from 0 - 150% of target.

(b)
Performance Shares and shares of Common Stock issuable under the 2002, 2005, 2011 and 2013 Plans pursuant to participants' election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(c)
In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan, the 2005 Plan, the 2011 Plan and the 2013 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub-limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub-limit under the 2000 Plan is set at 1,000,000 shares and the sub-limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded. The 2011 Plan contains an aggregate 1,500,000 shares sub-limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded. For purposes of computing the number of shares available for grant, awards other than stock options and stock appreciation rights will be counted against the 2011 Plan maximum in a 1.6-to-1.0 ratio.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2014 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Certain Relationships and Related Transactions" in the 2014 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the 2014 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1
(a)	2. Schedule
	SCHEDULE II — Valuation and Qualifying Accounts	F-68

NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a)	3. Exhibits

Exhibit No.	Description
2(a)	—	Merger Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Foreign Holdings, Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., EuCo B.V. (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 6, 2011).
2(b)	—	Asset Purchase Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Canada Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., 3256890 Nova Scotia Limited (incorporated herein by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated September 6, 2011).
3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated May 28, 2009).
3(b)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(c)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 18, 2012).
3(d)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated May 17, 2013).
3(e)	—	By-Laws of Registrant, as amended through May 27, 2010 (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(f)	—	Amendment to By-Laws of Registrant (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated May 17, 2013).
4(a)	—	Specimen certificate for Registrant's Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992).
4(b)	—	Registration Rights Agreement, dated as of June 8, 2012, by and among Fifth & Pacific Companies, Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several Initial Purchasers (incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed on July 26, 2012).
4(c)	—	Registration Rights Agreement, dated as of April 7, 2011, between Registrant and its Guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated herein by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
4(d)	—	Indenture, dated as of April 7, 2011 among Fifth & Pacific Companies, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed on April 28, 2011).
4(d)(i)	—	Form of Exchange Notes (included in Exhibit 4(d)).
4(e)	—	First Supplemental Indenture, dated September 21, 2011, among Fifth & Pacific Companies, Inc., the Guarantors party thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein by reference to Exhibit 4.2 to Registrant's Form S-4 dated January 18, 2013).

Exhibit No.	Description
4(f)	—	Second Supplemental Indenture, dated October 7, 2011, among Fifth & Pacific Companies, Inc., the Guarantorsparty thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein byreference to Exhibit 4.3 to Registrant's Form S-4 dated January 18, 2013).
4(g)	—	Third Supplemental Indenture, dated December 27, 2012, among Fifth & Pacific Companies, Inc., the Guarantorsparty thereto and U.S. Bank National Association as Trustee and Collateral Agent (incorporated herein byreference to Exhibit 4.4 to Registrant's Form S-4 dated January 18, 2013).
4(h)*	—	Fourth Supplemental Indenture, dated October 25, 2013, among Fifth & Pacific Companies, Inc., ABG Juicy Couture, LLC, the Guarantors party and U.S. Bank National Association as Trustee and Collateral Agent.
4(i)*	—	Fifth Supplemental Indenture, dated January 23, 2014, among Fifth & Pacific Companies, Inc., the Guarantors Party thereto, Lucky PR, LLC, and U.S. Bank National Association as Trustee and Collateral Agent.
4(j)	—	Pledge and Security Agreement, dated as of April 7, 2011, by and among Fifth & Pacific Companies, Inc., the other Grantors listed on the signature pages thereof and U.S. Bank National Association, as Collateral Agent (incorporated herein by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q filed on April 28, 2011).
4(k)	—	Intercreditor Agreement, dated as of April 7, 2011, by and between JPMorgan Chase Bank, N.A., as U.S. Collateral Agent under the Credit Agreement, and U.S. Bank National Association, as trustee and Collateral Agent under the Indenture, acknowledged by Fifth & Pacific Companies and its domestic subsidiaries listed on the signature pages thereof (incorporated herein by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q filed on April 28, 2011).
10(a)*+	—	Description of Fifth & Pacific Companies, Inc. 2013 Employee Incentive Plan.
10(b)+	—	The Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant's 2002 Annual Report).
10(b)(i)+	—	First Amendment to the Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).
10(b)(ii)+	—	Second Amendment to the Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).
10(b)(iii)+	—	Third Amendment to the Fifth & Pacific Companies 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).
10(b)(iv)+	—	Trust Agreement (the "401(k) Trust Agreement") dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).
10(b)(v)+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the "2004 Annual Report").
10(b)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).
10(c)+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan") (incorporated herein by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).
10(c)(i)+	—	Amendment to the Outside Directors' 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).

Exhibit No.	Description
10(c)(ii)+	—	Form of Option Agreement under the Outside Directors' 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996).
10(c)(iii)+	—	Liz Claiborne, Inc. Outside Directors' Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Annual Report")).
10(d)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan") (incorporated herein by reference to Exhibit 4(e) to Registrant's Form S-8 dated as of January 25, 2001).
10(d)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).
10(d)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (the "2000 Annual Report")).
10(d)(iii)+	—	Form of 2006 Special Performance-Based Restricted Stock Confirmation under the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(v) to the 2005 Annual Report).
10(d)(iv)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated January 28, 2011).
10(d)(v)	—	Form of Special Retention Award Agreement under the Company's 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated June 17, 2011)
10(e)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan") (incorporated herein by reference to Exhibit 10(y)(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 (the "2nd Quarter 2002 10-Q")).
10(e)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).
10(e)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).
10(e)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).
10(e)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).
10(e)(v)+	—	Form of Restricted Share Agreement for Registrant's "Growth Shares" program under the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(v) to the 2003 Annual Report).
10(f)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).
10(g)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
10(g)(i)+	—	Liz Claiborne, Inc. 2005 Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 31, 2008).
10(g)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).

Exhibit No.	Description
10(h)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.1(b) to Registrant's Current Report on Form 8-K dated May 26, 2005).
10(h)(i)+	—	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 12, 2005).
10(h)(ii)+	—	Form of Restricted Stock Grant Certificate under the 2005 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2005).
10(h)(iii)+	—	Form of Option Grant Confirmation under the 2005 Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated December 4, 2008).
10(i)+	—	Liz Claiborne, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 23, 2011 which incorporates by reference Exhibit A to Definitive Proxy Statement for the 2011 Annual Meeting of the Registrant, filing April 7, 2011).
10(i)(i)	—	Form of Restricted Stock Unit Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.47 to Registrant's Form S-4 dated January 18, 2013).
10(i)(ii)	—	Form of Option Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.46 to Registrant's Form S-4 dated January 18, 2013).
10(j)	—	Fifth & Pacific Companies, Inc. 2013 Incentive Plan (the "2013 Plan") (incorporated herein by reference to Appendix B to Definitive Proxy Statement for the 2013 Annual Meeting of the Registrant filed April 3, 2013).
10(j)(i)*	—	Form of Market Share Unit Award Notice of Grant under the 2013 Plan.
10(j)(ii)*	—	Form of Performance Share Award Notice of Grant under the 2013 Plan.
10(j)(iii)*	—	Form of Staking Market Share Unit Award Grant Certificate under the 2013 Plan.
10(k)+	—	Liz Claiborne, Inc. Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit 10.1(a) to Registrant's Current Report on Form 8-K dated May 26, 2005).
10(k)(i)+	—	Form of Section 162(m) Long Term Performance Plan Selective Performance Award (incorporated herein by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2005).
10(k)(ii)+	—	2010 Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit D to Definitive Proxy Statement filed April 13, 2010).
10(k)(iii)	—	Form of Award for Liz Claiborne, Inc. 2010 Profitability Incentive Awards (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended October 2, 2010).
10(l)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 3, 2012).
10(m)+	—	Employment Agreement, by and between Registrant and William L. McComb, dated October 13, 2006 (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated October 18, 2006).
10(m)(i)+	—	Amended and Restated Employment Agreement, by and between Registrant and William L. McComb, dated December 24, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 24, 2008).
10(m)(ii)	—	Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated July 15, 2009).

Exhibit No.	Description
10(n)+	—	Executive Terminations Benefits Agreement, by and between Registrant and William L. McComb, dated as of October 13, 2006 (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated October 18, 2006).
10(n)(i)+	—	Amended and Restated Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of December 24, 2008 (incorporated herein by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated December 24, 2008).
10(n)(ii)	—	Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 15, 2009).
10(o)*	—	Employment Agreement by and between Registrant and Craig Leavitt, dated January 7, 2014.
10(p)*	—	Employment Agreement by and between Registrant and Deborah Lloyd, dated January 7, 2014.
10(q)	—	Purchase Agreement, dated June 18, 2009, for Registrant's 6.0% Convertible Senior Notes due June 2014, by and among Registrant and J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Representatives of Several Initial Purchasers (incorporated herein by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended July 4, 2009).
10(q)(i)	—	Purchase Agreement, dated April 1, 2011, for Registrant's 10.50% Senior Secured Notes due 2019, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated to Registrant's issuance and sale of $205.0 million of Notes (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(q)(ii)	—	Purchase Agreement, dated April 5, 2011, for Registrant's 10.50% Senior Secured Notes due 2019, by and among Registrant, the Guarantors and the Initial Purchasers relating to Registrant's issuance and sale of $15.0 million of additional Notes. (incorporated herein by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(q)(iii)	—	Purchase Agreement, dated June 6, 2012, by and among Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the several Initial Purchasers (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed for the period ended June 30, 2012).
10(r)		Dealer Management Agreement, dated March 8, 2011, for Registrant's 5.0% Notes due 2013, by and among Registrant, Merrill Lynch International and J.P. Morgan Securities Ltd. relating to Registrant's offer to purchase up to €155.0 million of its outstanding €350.00 million 5.0% Notes for cash (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(s)Δ	—	License Agreement, dated as of October 7, 2009, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 2, 2010).
10(t)	—	Purchase Agreement, dated October 12, 2011, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit No.	Description
10(u)	—	Amended and Restated Credit Agreement, dated January 12, 2009, among the Company, Mexx Europe B.V., and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A. and Suntrust Bank, as Syndication Agents, Wachovia Bank, National Association as Documentation Agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Joint Lead Arrangers, and J.P. Morgan Securities Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC, as Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 14, 2009).
10(u)(i)	—	Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, Mexx Europe B.V., Juicy Couture Europe Limited, and Liz Claiborne Canada Inc., as Borrowers, the several subsidiary guarantors party thereto, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 6, 2010).
10(u)(ii)	—	The First Amendment and Consent to the Second Amended and Restated Credit Agreement and Second Amendment to the US Pledge and Security Agreement, dated as of March 25, 2011, among Registrant, Liz Claiborne Canada, Inc., Mexx Europe B.V. and Juicy Couture Europe Limited, as Borrowers, the several lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent (incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2011).
10(u)(iii)	—	Third Amendment and Consent, dated as of September 21, 2011, to the Second Amendment and Restated Credit Agreement, among Registrant, Mexx Europe B.V., Liz Claiborne Canada Inc., Juicy Couture Europe Limited, the several lenders thereto, JPMorgan Chase bank N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent. (incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended October 1, 2011).

Exhibit No.	Description
10(u)(iv)	—	Fourth Amendment to the Second Amended and Restated Credit Agreement, dated May 6, 2010, among the Company, the guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and J.P. Morgan Securities Inc., Banc of America Securities LLC, Wells Fargo Capital Finance, LLC and SunTrust Bank, as Documentation Agents (incorporated herein by reference to Exhibit 10(z)(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).
10(u)(v)	—	Fifth Amendment and Consent to the Second Amended and Restated Credit Agreement and Second Amendment to the US Pledge and Security Agreement, dated as of June 5, 2012, among Registrant, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Capital Finance, LLC, SunTrust Bank and General Electric Capital Corporation, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended June 30, 2012).
10(u)(vi)	—	Third Amended and Restated Credit Agreement, dated April 18, 2013, among Fifth & Pacific Companies, inc., Kate Spade UK Limited and Kate Spade Canada Inc., as borrowers, the guarantors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Capital Finance, LLC and SunTrust Bank, as Documentation Agents and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Capital Finance, LLC and SunTrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended June 29, 2013).
10(u)(vii)*	—	First Amendment and Waiver to the Third Amended and Restated Credit Agreement, dated as of November 6, 2013, among Registrant, Kate Spade UK Limited and Kate Spade Canada Inc., the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Capital Finance, LLC and SunTrust Bank, as Documentation Agents.
10(u)(viii)*	—	Second Amendment and Waiver to the Third Amended and Restated Credit Agreement, dated as of January 27, 2014, among Registrant, Kate Spade UK Limited and Kate Spade Canada Inc., the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, Bank of America, N.A., as Syndication Agent, and Wells Fargo Capital Finance, LLC and SunTrust Bank, as Documentation Agents.

Exhibit No.	Description
10(v)	—	Purchase Agreement, dated as of October 7, 2013, by and among ABG-Juicy LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 28, 2013).
10(v)(i)	—	Amendment Agreement, dated as of November 6, 2013, by and among ABG-Juicy LLC, Fifth & Pacific Companies, Inc., and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 28, 2013).
10(v)(ii)	—	Purchase Agreement, dated as of December 10, 2013, by and among LBD Acquisition Company, LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Lucky Brand Dungarees, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K filed December 10, 2013).
12*	—	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
21*	—	List of Registrant's Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99*	—	Undertakings.
101.INS**		XBRL Instance Document.
101.SCH**		XBRL Taxonomy Extension Schema Document.
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**		Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

FIFTH & PACIFIC COMPANIES, INC.		FIFTH & PACIFIC COMPANIES, INC
By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	George M. Carrara,		Michael Rinaldo,
	Chief Financial Officer (principal financial officer)		Vice President — Corporate Controller and Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 25, 2014.

Signature	Title

/s/ William L. McComb William L. McComb	Chief Executive Officer and Director (principal executive officer)
/s/ Bernard W. Aronson Bernard W. Aronson	Director
/s/ Lawrence Benjamin Lawrence Benjamin	Director
/s/ Raul J. Fernandez Raul J. Fernandez	Director
/s/ Kenneth B. Gilman Kenneth B. Gilman	Director
/s/ Nancy J. Karch Nancy J. Karch	Director and Chairman of the Board
/s/ Kenneth P. Kopelman Kenneth P. Kopelman	Director
/s/ Kay Koplovitz Kay Koplovitz	Director
/s/ Arthur C. Martinez Arthur C. Martinez	Director
/s/ Doreen A. Toben Doreen A. Toben	Director

FIFTH & PACIFIC COMPANIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 28, 2013 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 1992. Based on our evaluation, management determined that the Company's internal control over financial reporting was effective as of December 28, 2013 based on the criteria in Internal Control — Integrated Framework issued by COSO.

The Company's internal control over financial reporting as of December 28, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

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

February 25, 2014

/s/ William L. McComb	/s/ George M. Carrara
William L. McComb	George M. Carrara
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth & Pacific Companies, Inc.

We have audited the internal control over financial reporting of Fifth & Pacific Companies, Inc. and subsidiaries (the "Company") as of December 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

New York, New York
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fifth & Pacific Companies, Inc.

We have audited the accompanying consolidated balance sheets of Fifth & Pacific Companies, Inc. and subsidiaries (the "Company") as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, statements of comprehensive loss, statements of retained earnings, accumulated comprehensive loss and changes in capital accounts, and cash flows for each of the three fiscal years in the period ended December 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fifth & Pacific Companies, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York
February 25, 2014

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 28, 2013	December 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$130,222	$59,402
Accounts receivable — trade, net	89,554	121,591
Inventories, net	184,634	220,538
Deferred income taxes	218	1,259
Other current assets	45,031	49,466
Assets held for sale	202,054	—

Total current assets	651,713	452,256
Property and Equipment, Net	149,071	219,963
Goodwill	49,111	60,223
Intangibles, Net	90,678	131,350
Deferred Income Taxes	57	65
Other Assets	36,881	38,666

Total Assets	$977,511	$902,523

Liabilities and Stockholders' Deficit
Current Liabilities:
Short-term borrowings	$3,407	$4,345
Convertible Senior Notes	—	18,287
Accounts payable	142,654	174,705
Accrued expenses	200,178	217,464
Income taxes payable	2,631	932
Deferred income taxes	—	116
Liabilities held for sale	96,370	—

Total current liabilities	445,240	415,849
Long-Term Debt	390,794	383,662
Other Non-Current Liabilities	157,335	208,916
Deferred Income Taxes	16,624	21,026
Commitments and Contingencies (Note 9) Stockholders' Deficit:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	155,984	147,018
Retained earnings	1,020,633	1,071,551
Accumulated other comprehensive loss	(20,879)	(10,074)

	1,332,175	1,384,932
Common stock in treasury, at cost — 53,501,234 and 59,851,190 shares	(1,364,657)	(1,511,862)

Total stockholders' deficit	(32,482)	(126,930)

Total Liabilities and Stockholders' Deficit	$977,511	$902,523

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
In thousands, except per common share data
Net Sales	$1,264,935	$1,043,403	$1,100,508
Cost of goods sold	539,354	444,234	502,177

Gross Profit	725,581	599,169	598,331
Selling, general & administrative expenses	766,103	651,697	700,079
Impairment of intangible assets	4,991	—	1,024

Operating Loss	(45,513)	(52,528)	(102,772)
Other (expense) income, net	(1,674)	(187)	228
Impairment of cost investment	(6,109)	—	—
Gain on acquisition of subsidiary	—	40,065	—
Gain on sales of trademarks, net	173,133	—	286,979
(Loss) gain on extinguishment of debt, net	(1,707)	(9,754)	5,157
Interest expense, net	(47,241)	(51,612)	(57,180)

Income (Loss) Before Benefit for Income Taxes	70,889	(74,016)	132,412
Benefit for income taxes	(3,035)	(3,795)	(5,794)

Income (Loss) from Continuing Operations	73,924	(70,221)	138,206
Discontinued operations, net of income taxes	(929)	(4,284)	(309,893)

Net Income (Loss)	$72,995	$(74,505)	$(171,687)

Earnings per Share, Basic:
Income (Loss) from Continuing Operations	$0.61	$(0.64)	$1.46

Net Income (Loss)	$0.60	$(0.68)	$(1.81)

Earnings per Share, Diluted:
Income (Loss) from Continuing Operations	$0.60	$(0.64)	$1.22

Net Income (Loss)	$0.59	$(0.68)	$(1.35)

Weighted Average Shares, Basic	121,057	109,292	94,664
Weighted Average Shares, Diluted	124,832	109,292	120,692

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
In thousands
Net Income (Loss)	$72,995	$(74,505)	$(171,687)
Other Comprehensive (Loss) Income, Net of Income Taxes:
Translation adjustment, including Euro Notes in 2011 and other instruments, net of income taxes of $0, $0 and $905, respectively	(11,788)	(3,990)	(4,279)
Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	—	—	62,166
Unrealized losses on available-for-sale securities, net of income taxes of $0	—	(160)	(126)
Change in fair value of cash flow hedging derivatives, net of income taxes of $602, $0 and $(491), respectively	983	—	2,617

Comprehensive Income (Loss)	$62,190	$(78,655)	$(111,309)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, ACCUMULATED COMPREHENSIVE LOSS AND
CHANGES IN CAPITAL ACCOUNTS

	Common Stock					Treasury Shares
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings		Number of Shares	Amount	Noncontrolling Interest	Total
In thousands, except share data
BALANCE, JANUARY 1, 2011	176,437,234	$176,437	$331,808	$1,417,785	$(66,302)	81,892,589	$(1,883,898)	$2,489	$(21,681)
Net loss	—	—	—	(171,687)	—	—	—	—	(171,687)
Other comprehensive income, net of income taxes	—	—	—	—	60,378	—	—	—	60,378
Exercise of stock options	—	—	(211)	—	—	(61,375)	515	—	304
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	185	—	—	(75,120)	(280)	—	(95)
Amortization — share-based compensation	—	—	5,811	—	—	—	—	—	5,811
Dividend equivalent units vested	—	—	(1,240)	(35)	—	26	950	—	(325)
Exchange of Convertible Senior Notes, net	—	—	(36,512)	—	—	(6,163,221)	54,821	—	18,309
Tendered subsidiary shares for noncontrolling interest	—	—	2,489	—	—	—	—	(2,489)	—

BALANCE, DECEMBER 31, 2011	176,437,234	176,437	302,330	1,246,063	(5,924)	75,592,899	(1,827,892)	—	(108,986)
Net loss	—	—	—	(74,505)	—	—	—	—	(74,505)
Other comprehensive loss, net of income taxes	—	—	—	—	(4,150)	—	—	—	(4,150)
Exercise of stock options	—	—	(10,642)	(2,929)	—	(1,340,325)	19,776	—	6,205
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	(3,791)	(195)	—	(204,278)	2,619	—	(1,367)
Amortization — share-based compensation	—	—	7,779	—	—	—	—	—	7,779
Exchanges of Convertible Senior Notes, net	—	—	(148,658)	(96,883)	—	(14,197,106)	293,635	—	48,094

BALANCE, DECEMBER 29, 2012	176,437,234	176,437	147,018	1,071,551	(10,074)	59,851,190	(1,511,862)	—	(126,930)
Net income	—	—	—	72,995	—	—	—	—	72,995
Other comprehensive loss, net of income taxes	—	—	—	—	(10,805)	—	—	—	(10,805)
Exercise of stock options	—	—	—	(5,959)	—	(544,200)	10,782	—	4,823
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(5,724)	—	(171,577)	3,422	—	(2,302)
Amortization — share-based compensation	—	—	9,618	—	—	—	—	—	9,618
Exchanges of Convertible Senior Notes, net	—	—	(652)	(112,230)	—	(5,634,179)	133,001	—	20,119

BALANCE, DECEMBER 28, 2013	176,437,234	$176,437	$155,984	$1,020,633	$(20,879)	53,501,234	$(1,364,657)	$—	$(32,482)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net income (loss)	$72,995	$(74,505)	$(171,687)
Adjustments to arrive at income (loss) from continuing operations	929	4,284	309,893

Income (loss) from continuing operations	73,924	(70,221)	138,206
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	59,932	59,130	70,348
Impairment of intangible assets	4,991	—	1,024
Loss on asset disposals and impairments, including streamlining initiatives, net	47,200	44,458	31,225
Deferred income taxes	(4,195)	(5,676)	(6,171)
Share-based compensation	8,446	7,195	5,187
Foreign currency transaction losses, net	9,328	1,532	3,565
Gain on acquisition of subsidiary	—	(40,065)	—
Gain on sales of trademarks, net	(173,133)	—	(286,979)
Loss (gain) on extinguishment of debt, net	1,707	9,754	(5,157)
Other, net	1,250	1,207	(1,563)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable — trade, net	236	(3,817)	57,169
(Increase) decrease in inventories, net	(37,599)	(10,175)	22,985
(Increase) decrease in other current and non-current assets	(8,085)	(188)	2,292
Increase in accounts payable	20,745	11,903	7,727
(Decrease) increase in accrued expenses and other non-current liabilities	(13,390)	(43,450)	59,751
Decrease in income taxes receivable	3,577	801	1,769
Net cash (used in) provided by operating activities of discontinued operations	(18,965)	48,970	(118,406)

Net cash (used in) provided by operating activities	(24,031)	11,358	(17,028)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	20,264	—	—
Purchases of property and equipment	(78,114)	(61,861)	(61,561)
Net proceeds from dispositions	192,938	—	309,717
Payments for purchases of businesses	—	(41,027)	—
Payments for in-store merchandise shops	(2,894)	(2,433)	(2,610)
Investments in and advances to equity investees	(5,500)	(5,000)	(2,506)
Other, net	127	825	1,012
Net cash (used in) provided by investing activities of discontinued operations	(32,705)	(21,599)	63,901

Net cash provided by (used in) investing activities	94,116	(131,095)	307,953

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	650,553	247,097	651,507
Repayment of borrowings under revolving credit agreement	(647,706)	(247,097)	(671,907)
Proceeds from issuance of Senior Secured Notes	—	164,540	220,094
Repayment of Euro Notes	—	(158,027)	(309,159)
Proceeds from capital lease	8,673	—	—
Principal payments under capital lease obligations	(4,651)	(4,476)	(4,216)
Proceeds from exercise of stock options	4,823	6,205	304
Payment of deferred financing fees	(5,597)	(7,140)	(11,168)
Other, net	—	—	(805)
Net cash used in financing activities of discontinued operations	—	—	(2,663)

Net cash provided by (used in) financing activities	6,095	1,102	(128,013)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,197)	(1,899)	(5,690)
Net Change in Cash and Cash Equivalents	70,983	(120,534)	157,222
Cash and Cash Equivalents at Beginning of Year	59,402	179,936	22,714

Cash and Cash Equivalents at End of Year	130,385	59,402	179,936
Less: Cash and Cash Equivalents Held for Sale	163	—	—

Cash and Cash Equivalents	$130,222	$59,402	$179,936

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Fifth & Pacific Companies, Inc. and its wholly-owned and majority-owned subsidiaries (the "Company") are engaged primarily in the design and marketing of a broad range of apparel and accessories. The Company's segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company's businesses across multiple functional areas including specialty retail, retail outlets, e-commerce, concessions, wholesale apparel, wholesale non-apparel and licensing. The three reportable segments described below represent the Company's brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company's chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considered economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in three reportable segments, as follows:

  •
  KATE SPADE segment — consists of the specialty retail, outlet, e-commerce, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags) and licensing operations of the kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the JUICY COUTURE brand. The Company continues wind-down operations of the JUICY COUTURE brand, pursuant to the license agreement with ABG — Juicy LLC ("ABG"), as discussed below.

On December 10, 2013, the Company entered into a definitive agreement to sell 100% of the capital stock of Lucky Brand Dungarees, Inc. ("Lucky Brand"), at the time a wholly-owned subsidiary of the Company that owned the operations of the LUCKY BRAND business, to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), for an aggregate payment of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the "Lucky Brand Note") issued by Lucky Brand Dungarees, LLC ("Lucky Brand LLC") at the closing of the stock purchase (the "Closing"), subject to working capital and other adjustments (the "Lucky Brand Transaction"). The Lucky Brand Transaction closed on February 3, 2014. The assets and liabilities of the LUCKY BRAND business have been segregated and reported as held for sale as of December 28, 2013 (see Note 3 — Discontinued Operations). The Lucky Brand Note matures in February 2017 and is guaranteed by substantially all of Lucky Brand LLC's subsidiaries. The Lucky Brand Note is secured by second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC's asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year in equal monthly increments and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without the Company's consent.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 6, 2013, the Company completed the sale of its JUICY COUTURE and related intellectual property assets of JUICY COUTURE (the "Juicy Couture IP") to ABG for a total purchase price of $195.0 million. An additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP is licensed back to the Company until December 31, 2014 to accommodate the wind-down of operations. JUICY COUTURE will pay guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license.

The operations of the Company's former licensed DKNY ® Jeans family of brands concluded in January 2012 and were included in the results of the Adelington Design Group segment (see Note 17 — Additional Financial Information).

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

On October 31, 2011, the Company completed a transaction (the "MEXX Transaction") with affiliates of The Gores Group, LLC ("Gores"), pursuant to which the Company sold its former global Mexx business to a company ("NewCo") in which the Company indirectly held an 18.75% interest and affiliates of Gores held an 81.25% interest, for cash consideration, subject to working capital adjustments, of $85.0 million, including revolving credit facility debt that was assumed by NewCo.

On October 24, 2011, the Company sold its KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar Alliance LLC ("Bluestar"). On October 11, 2011, the Company sold its Dana Buchman trademark to Kohl's Corporation ("Kohls"). The aggregate cash proceeds of these two transactions were $39.8 million. The Company served as the exclusive supplier of jewelry to Kohl's for its former Dana Buchman brand through October 11, 2013. The Company also entered an exclusive license agreement to produce and sell jewelry under the KENSIE brand name.

The activities of the Company's LUCKY BRAND business, its former global Mexx business, its KENSIE, KENSIE GIRL and MAC & JAC brands, closed LIZ CLAIBORNE concessions in Europe and closed MONET concessions in Europe have been segregated and reported as discontinued operations for all periods presented. The Company continues activities with JUICY COUTURE, the LIZ CLAIBORNE family of brands and MONET brand and therefore the activities of those brands have not been presented as discontinued operations.

Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 3 — Discontinued Operations.

On October 31, 2012, the Company acquired the 51.0% interest ("KSJ Buyout") held by Sanei International Co., Ltd ("Sanei") in Kate Spade Japan Co., Ltd. ("KSJ"). KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the kate spade new york, KATE

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SPADE SATURDAY and JACK SPADE businesses in Japan, and KATE SPADE will continue to operate such businesses in Japan through its Japanese subsidiary. The purchase price for the KSJ Buyout was $41.0 million, net of $0.4 million of cash acquired (see Note 2 — Acquisition).

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

  Revenue Recognition

The Company recognizes revenue from its wholesale, direct-to-consumer and licensing operations. Revenue within the Company's wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Retail store and e-commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company does not recognize revenue for estimated gift card breakage. Licensing revenues, which amounted to $32.1 million, $37.9 million and $75.0 million during 2013, 2012 and 2011, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of 2009, the Company entered into a ten-year, buying/sourcing agency agreement with Li & Fung Limited ("Li & Fung") (see Note 9 — Commitments and Contingencies). Pursuant to the agreement, the Company received a payment of $75.0 million at closing, which was recorded within Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheets. Under the terms of the buying/sourcing agency agreement, the Company is subject to minimum purchase requirements based on the value of inventory purchased each year under the agreement. Since 2009, the Company has completed various disposition transactions, including the licensing arrangements with JCPenney in the US and Puerto Rico and with QVC, Inc. ("QVC"), the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks and the sale of the Juicy Couture IP, which resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, the Company refunded $24.3 million of the closing payment in the second quarter of 2010 and $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. The Company is not required to make any payments to Li & Fung as a result of the sale of LUCKY BRAND. The Company will reclassify up to $4.3 million per contract year of the $42.9 million net payment as a reduction of inventory cost as inventory is purchased using the buying/sourcing agent, up to the minimum requirement for the initial term of the agreement and subsequently reflect a reduction of Cost of goods sold as the inventory is sold.

  Intangibles, Net

Intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company's annual impairment test is performed as of the first day of the third fiscal quarter.

The Company assesses qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the third quarter of 2013, the Company recorded a non-cash impairment charge of $3.3 million, which reflected the difference in the estimated fair value and carrying value of the TRIFARI trademark (see Note 11 — Fair Value Measurements).

As a result of the impairment analysis performed in connection with the Company's purchased trademarks with indefinite lives, no impairment charges were recorded during 2012 or 2011.

During 2013, the Company recorded non-cash impairment changes of $1.7 million within its JUICY COUTURE segment related to that brand's merchandising rights due to decreased use of such intangible assets.

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

The Company assesses qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that goodwill is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value with the carrying amount. A two-step impairment test is then performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of revenues and earnings for comparable companies. The Company also uses discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with the Company's goodwill, no impairment charges were recorded during 2013, 2012 or 2011.

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

The Company recorded pretax charges of $37.2 million in 2013, $39.3 million in 2012 and $24.3 million in 2011 to reduce the carrying values of certain property and equipment to their estimated fair values (see Note 11 — Fair Value Measurements).

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

The Company uses foreign currency forward contracts, collars, options and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by KSJ. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value are included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could impact the Company's results of operations.

Occasionally, the Company purchases short-term foreign currency contracts to neutralize balance sheet and other expected exposures, including intercompany loans. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses recognized as a component of SG&A or Other (expense) income, net in current period earnings (see Note 12 — Derivative Instruments).

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales. The Company incurred expenses of $59.3 million, $44.0 million and $36.7 million for advertising, marketing & promotion for all brands in 2013, 2012 and 2011, respectively.

  Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2013, 2012 and 2011, shipping and handling costs were $42.6 million, $22.5 million and $35.3 million, respectively.

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

  Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 2013, 2012 and 2011 fiscal years, which ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively, reflected 52-week periods.

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

  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On December 30, 2012, the first day of the Company's 2013 fiscal year, the Company adopted new accounting guidance on testing indefinite-lived intangible assets for impairment, which provides an entity the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The adoption of the new accounting guidance did not affect the Company's financial position, results of operations or cash flows.

On December 30, 2012, the Company adopted new accounting guidance on comprehensive income, which requires an entity to prospectively provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. The adoption of the new accounting guidance did not affect the Company's financial position, results of operations or cash flows, but required additional disclosure (see Note 19 — Accumulated Other Comprehensive Loss).

NOTE 2:  ACQUISITION

On October 31, 2012, a subsidiary of the Company acquired the remaining 51.0% interest in KSJ held by Sanei. KSJ was a joint venture that was formed between Sanei and KATE SPADE in August 2009. KSJ operated the KATE SPADE, KATE SPADE SATURDAY and JACK SPADE businesses in Japan, and the Company continues to operate such businesses in Japan through its Japanese subsidiary.

The purchase price for the KSJ, including post-closing adjustments was 3.308 billion yen or $41.4 million. Prior to obtaining control on October 31, 2012, the Company accounted for the investment in KSJ under the equity method. Upon obtaining control, the transaction was accounted for as an "acquisition achieved in stages," in accordance with US GAAP. Accordingly, the Company re-measured the previously held equity interest in KSJ and adjusted it to fair value utilizing an income approach based on expected future after tax cash flows of KSJ, discounted to reflect risk associated with those cash flows and a market approach based on earnings and revenue multiples that other purchasers in the market would have used for that business. The fair value of the Company's equity interest at the acquisition date was $47.2 million. The difference between the fair value of the Company's ownership in KSJ and the Company's carrying value of its investment of $7.1 million resulted in the recognition of a gain of $40.1 million in 2012, which was included on the accompanying Consolidated Statement of Operations as Gain on acquisition of subsidiary. The results of operations for KSJ have been included in the Company's consolidated results since October 31, 2012. KSJ generated $98.3 million and $16.0 million of net sales and $(1.8) million of net loss and $0.7 million of net income for the years ended December 28, 2013 and December 29, 2012, respectively. KSJ also generated $5.7 million and $0.5 million of incremental Adjusted EBITDA for the years ended December 28, 2013 and December 29, 2012, respectively. Adjusted EBITDA is the Company's

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measure of segment profitability, as discussed in Note 18 — Segment Reporting. Transaction costs related to the acquisition were not significant.

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

	Fiscal Years Ended
In thousands, except per share amounts	December 29, 2012	December 31, 2011
Net sales	$1,115,772	$1,178,365
Gross profit	647,427	651,225
Operating loss	(48,693)	(94,227)
(Loss) income before provision (benefit) for income taxes	(70,619)	140,803
(Loss) income from continuing operations	(68,370)	142,877
Diluted (loss) income per share from continuing operations(a)	(0.63)	1.26

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

As discussed above, on December 10, 2013, the Company entered into a definitive agreement with LBD Acquisition to sell 100.0% of the capital stock of Lucky Brand Dungarees, Inc., which closed on February 3, 2014.

The components of Assets held for sale and Liabilities held for sale were as follows:

In thousands	December 28, 2013
Assets held for sale:
Cash and cash equivalents	$163
Accounts receivable — trade, net	41,709
Inventories, net	80,503
Property and Equipment, net	68,533
Other assets	11,146

Assets held for sale	$202,054

Liabilities held for sale:
Accounts payable	$52,977
Accrued expenses	27,773
Other liabilities	15,620

Liabilities held for sale	$96,370

The Company recorded pretax charges of $29.8 million, $12.2 million and $236.1 million ($29.8 million, $12.2 million and $222.2 million, after tax) in 2013, 2012 and 2011, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized results of discontinued operations are as follows:

	Fiscal Years Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$518,925	$463,313	$1,110,471

Income (loss) before provision (benefit) for income taxes	$29,133	$13,313	$(84,206)
Provision (benefit) for income taxes	292	5,407	3,441

Income (loss) from discontinued operations, net of income taxes	$28,841	$7,906	$(87,647)

Loss on disposal of discontinued operations, net of income taxes	$(29,770)	$(12,190)	$(222,246)

For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company recorded charges of $1.0 million, $5.4 million and $43.8 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

NOTE 4:  INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	December 28, 2013	December 29, 2012
Raw materials and work in process	$1,028	$299
Finished goods	183,606	220,239

Total(a)	$184,634	$220,538

(a)
The decrease in the balance compared to December 29, 2012 primarily reflected the presentation of the LUCKY BRAND inventory as held for sale as of December 28, 2013 (see Note 3 — Discontinued Operations).

NOTE 5:  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	December 28, 2013	December 29, 2012
Land and buildings(a)	$9,300	$45,988
Machinery and equipment(b)	171,811	233,742
Furniture and fixtures(b)	83,753	131,181
Leasehold improvements(b)	173,207	258,527

	438,071	669,438
Less: Accumulated depreciation and amortization(b)	289,000	449,475

Total property and equipment, net	$149,071	$219,963

(a)
The decrease in the balance compared to December 29, 2012 reflected the sale-leaseback of the Company's North Bergen, NJ office and West Chester, OH distribution center (the "Ohio Facility").

(b)
The decrease in the balance compared to December 29, 2012 primarily reflected the presentation of the LUCKY BRAND property and equipment as held for sale as of December 28, 2013 (see Note 3 — Discontinued Operations).

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense on property and equipment for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, was $47.7 million, $44.2 million and $51.4 million, respectively, which included depreciation for property and equipment under capital leases of $1.9 million, $2.9 million and $3.8 million, respectively. Machinery and equipment under capital leases was $9.3 million and $22.6 million as of December 28, 2013 and December 29, 2012.

During the third quarter of 2013, the Company sold the Ohio Facility for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term, which was classified as an operating lease. The Company realized a gain of $9.5 million associated with the sale-leaseback, which has been deferred and will be recognized as a reduction to Selling, general & administrative expenses ("SG&A") over the lease term.

During the second quarter of 2013, the Company sold its North Bergen, NJ office for net proceeds of $8.7 million. The Company entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options, which was classified as a capital lease (see Note 9 — Commitments and Contingencies).

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	December 28, 2013	December 29, 2012
Amortized intangible assets:
Gross carrying amount:
Owned trademarks(a)	5 years	$2,000	$1,479
Customer relationships	12 years	7,273	7,457
Merchandising rights(b)	4 years	6,087	19,174
Reacquired rights	3 years	11,299	13,797
Other	4 years	2,322	2,322

Subtotal		28,981	44,229

Accumulated amortization:
Owned trademarks		(100)	(1,356)
Customer relationships		(4,022)	(3,138)
Merchandising rights		(2,595)	(13,131)
Reacquired rights		(4,394)	(812)
Other		(2,092)	(1,942)

Subtotal		(13,203)	(20,379)

Net:
Owned trademarks		1,900	123
Customer relationships		3,251	4,319
Merchandising rights		3,492	6,043
Reacquired rights		6,905	12,985
Other		230	380

Total amortized intangible assets, net		15,778	23,850

Unamortized intangible assets:
Owned trademarks(c)		74,900	107,500

Total intangible assets		$90,678	$131,350

Goodwill		$49,111	$60,223

(a)
The increase in the balance compared to December 29, 2012 reflected the reclassification of the fair value of the TRIFARI trademark, which was classified as an unamortized intangible asset prior to the third quarter of 2013, partially offset by the sale of the Juicy Couture IP.

(b)
The decrease in the balance compared to December 29, 2012 primarily reflected the presentation of LUCKY BRAND as held for sale (see Note 3 — Discontinued Operations) and an impairment of the JUICY COUTURE merchandising rights (see Note 11 — Fair Value Measurements).

(c)
The decrease in the balance compared to December 29, 2012 primarily reflected the sale of the Juicy Couture IP (see Note 1 — Basis of Presentation and Significant Accounting Policies), a non-cash impairment charge of $3.3 million in the Company's Adelington Design Group segment related to the TRIFARI trademark and the reclassification of the remaining carrying value of such trademark to an amortized intangible asset in the third quarter of 2013.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of intangible assets was $6.6 million, $3.3 million and $3.4 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows:

Fiscal Year	Amortization Expense (In millions)
2014	$6.2
2015	5.2
2016	1.6
2017	1.2
2018	0.8

The changes in carrying amount of goodwill for the years ended December 28, 2013 and December 29, 2012 were as follows:

In thousands	Adelington Design Group	KATE SPADE	Total
Balance as of December 31, 2011	$1,519	$—	$1,519
KSJ Buyout	—	63,371	63,371
Translation adjustment	35	(4,702)	(4,667)

Balance as of December 29, 2012	1,554	58,669	60,223
Translation adjustment	(107)	(11,005)	(11,112)

Balance as of December 28, 2013	$1,447	$47,664	$49,111

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands	December 28, 2013	December 29, 2012
Payroll, bonuses and other employment related obligations	$45,971	$31,481
Lease obligations	34,142	38,984
Streamlining initiatives	17,829	20,050
Taxes, other than taxes on income	13,762	19,313
Accrued disposition costs	10,179	—
Advertising	9,883	10,971
Interest	8,375	10,242
Employee benefits	8,134	9,617
Insurance related	7,739	9,565
Deferred income	6,322	9,970
Refund to JCPenney	—	20,000
Other	37,842	37,271

Total(a)	$200,178	$217,464

(a)
The decrease in the balance compared to December 29, 2012 primarily reflected the presentation of the LUCKY BRAND accrued expenses as held for sale as of December 28, 2013 (see Note 3 — Discontinued Operations).

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8:  INCOME TAXES

Income (loss) before benefit for income taxes consisted of the following:

	Fiscal Years Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
United States	$88,368	$(68,892)	$132,698
International	(17,479)	(5,124)	(286)

Total	$70,889	$(74,016)	$132,412

The provision (benefit) for income taxes was as follows:

	Fiscal Years Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$686	$3,462	$1,981
Foreign	2,312	1,255	1,473
State and local	(1,838)	(2,836)	(3,077)

Total Current	1,160	1,881	377
Deferred:
Federal	(1,333)	(3,984)	(4,107)
Foreign	(2,425)	(691)	(1,634)
State and local	(437)	(1,001)	(430)

Total Deferred	(4,195)	(5,676)	(6,171)

	$(3,035)	$(3,795)	$(5,794)

Fifth & Pacific Companies, Inc. and its US subsidiaries file a consolidated federal income tax return. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Federal tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(3.2)	5.3	(2.6)
Impairments of intangible and other assets	—	—	(46.1)
Sales of interest in subsidiaries and other assets	—	—	(54.5)
Change in valuation allowance	(45.3)	(39.7)	58.7
Tax on unrecognized tax benefits	1.0	(4.4)	1.5
Rate differential on foreign income	8.5	(4.0)	1.1
Gain on acquisition of subsidiary	—	19.0	—
Conversion of debt to equity	0.8	(2.2)	—
Indefinite-lived intangibles	(2.5)	(3.2)	—
Other, net	1.4	(0.7)	2.5

	(4.3)%	5.1%	(4.4)%

The components of net deferred taxes arising from temporary differences were as follows:

In thousands	December 28, 2013	December 29, 2012
Deferred tax assets:
Inventory valuation	$6,088	$3,920
Streamlining initiatives	10,003	14,189
Deferred compensation	3,009	11,183
Nondeductible accruals	83,661	72,908
Share-based compensation	7,322	7,235
Net operating loss carryforward	249,399	266,774
Tax credit carryforward	53,495	53,507
Goodwill	6,885	46,935
Capital loss carryforward	72,788	—
Noncontrolling interest	—	73,659
Other	19,339	24,695

Total deferred tax assets	511,989	575,005

Deferred tax liabilities:
Unrealized gains	—	(1,667)
Trademarks and other intangibles	(16,636)	(24,141)
Property and equipment	(12,633)	(21,778)
Other	(1,584)	(1,672)

Total deferred tax liabilities	(30,853)	(49,258)

Less: Valuation allowance	(497,485)	(545,565)

Net deferred tax liability	$(16,349)	$(19,818)

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 28, 2013, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $554.3 million (federal tax effected amount of $193.9 million) and $53.5 million, respectively, for federal income tax purposes that may be used to reduce future federal taxable income. The net operating loss and foreign tax credit carryforwards for federal income tax purposes will begin to expire in 2029 and 2016, respectively.

As of December 28, 2013, the Company and certain of its domestic subsidiaries recorded a $50.7 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2014.

As of December 28, 2013, certain of the Company's foreign subsidiaries recorded a $4.8 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that may be used to reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2015.

As of December 28, 2013, the Company had total deferred tax assets related to net operating loss carryforwards of $249.4 million, of which $193.9 million, $50.7 million and $4.8 million were attributable to federal, domestic state and local, and foreign subsidiaries, respectively.

As of December 28, 2013, the Company and its subsidiaries recorded valuation allowances in the amount of $(497.5) million against its net operating loss and other deferred tax assets due to of its history of pretax losses and inability to carry back tax losses or credits for refunds. This represents a total decrease in the valuation allowance of $48.1 million compared to the balance at December 29, 2012.

The Company has not provided for deferred taxes on the outside basis difference in its investments in foreign subsidiaries that are essentially permanent in duration. As of December 28, 2013, there were no unremitted earnings. It is not practicable to determine the amount of income taxes that would be payable in the event such outside basis differences reverse or unremitted earnings are repatriated.

The Company has not provided deferred taxes on the outside basis difference in its investment in Lucky Brand Dungarees, Inc. The Company's outside basis difference would result in the recording of a deferred tax asset with an offsetting valuation allowance. Due to the terms of the stock purchase agreement for the purchase of Lucky Brand Dungarees, Inc. shares, the buyer can cause the Company to treat the transaction as a deemed sale of assets, and as a result, the deferred tax asset would not be recognizable.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
In thousands
Balance as of beginning of period	$85,999	$103,982	$107,932
Increases from prior period positions	1,436	535	565
Decreases from prior period positions	(4,348)	(630)	(5,458)
Increases from current period positions	2,000	37	973
Decreases relating to settlements with taxing authorities	(153)	(17,765)	—
Reduction due to the lapse of the applicable statute of limitations	(826)	(160)	(30)

Balance as of end of period(a)	$84,108	$85,999	$103,982

(a)
As of December 28, 2013 and December 29, 2012, liabilities associated with the amounts are included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended December 28, 2013, the Company increased its accruals for interest and penalties by $2.5 million and $0.1 million, respectively. For the year ended December 29, 2012, the Company increased its accrual for interest and penalties by $3.3 million and $0.2 million, respectively. For the year ended December 31, 2011, the Company increased its accruals for interest by $1.2 million and decreased its accrual for penalties by $0.1 million. At December 28, 2013 and December 29, 2012, the accrual for interest was $12.4 million and $9.9 million, respectively and the accrual for penalties was $2.7 million and $2.6 million, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $84.1 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between $71.7 million and $73.8 million within the next 12 months due to either settlement or the expiration of the statute of limitations.

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

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom, Canada and Brazil. The Company is no longer subject to US Federal examination by the Internal Revenue Service ("IRS") for the years before 2006 and, with few exceptions, this applies to tax examinations by state authorities for the years before 2009. As a result of a 2009 US Federal tax law change extending the carryback period from two to five years and the Company's carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005. In addition, the IRS and other taxing authorities can also subject the

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company's net operating loss carryforwards to further review when such net operation loss carryforwards are utilized.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

  Leases

The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various non-cancelable operating lease agreements, which extend through 2025. Rental expense for 2013, 2012 and 2011 was $108.8 million, $85.2 million and $80.5 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.

At December 28, 2013, minimum aggregate rental commitments under non-cancelable operating and capital leases were as follows:

Fiscal Year	2014	2015	2016	2017	2018	Thereafter	Total
In millions
Operating leases	$88.0	$86.7	$79.3	$70.8	$60.8	$186.2	$571.8
Capital leases	2.0	2.0	2.1	2.1	2.2	15.4	25.8

Certain rental commitments have renewal options extending through the fiscal year 2025. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the gross sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $10.3 million.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value.

On November 19, 2013, the Company entered into an agreement to terminate the lease of our JUICY COUTURE flagship store on Fifth Avenue in New York City in exchange for $51.0 million, which is expected to be completed in the first half of 2014.

In connection with the disposition of the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain MEXX Canada retail stores (see Note 3 — Discontinued Operations), an aggregate of 153 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 117 such leases. As of December 28, 2013, the future aggregate payments under these leases amounted to $140.9 million and extended to various dates through 2025.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since 2009, the Company has completed various disposition transactions, including the licensing arrangements with JCPenney in the US and Puerto Rico and with QVC, the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks and the sale of the Juicy Couture IP, which resulted in the removal of buying/sourcing for such products sold from the Li & Fung buying/sourcing arrangement. As a result, the Company refunded $24.3 million of the closing payment in the second quarter of 2010 and $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. The Company is not required to make any payments to Li & Fung as a result of the sale of LUCKY BRAND. In addition, the Company's agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

  Licensing

The Company has a license agreement with ABG to accommodate the wind-down of operations related to the sale of the Juicy Couture IP. The term of the license agreement runs through December 31, 2014. As of December 28, 2013, the Company is required to pay a guaranteed royalty to ABG of $9.0 million during the term of the wind-down license.

  Other

No single customer accounted for 10.0% of net sales in 2013. As of December 28, 2013, Nordstrom Inc. and Lane Crawford International Ltd. each accounted for greater than 10.0% of total accounts receivable, with a combined total of 29.6%.

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center, which was expected to result in the termination of all or a significant portion of its union employees (see Note 13 — Streamlining Initiatives). During the third quarter of 2011, the Company ceased contributing to a union-sponsored multi-employer defined benefit pension plan (the "Fund"), which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Under ERISA, cessation of employer contributions to a multi-employer defined benefit pension plan is likely to trigger an obligation by such employer for a "withdrawal liability" to such plan, with the amount of such withdrawal liability representing the portion of the plan's underfunding allocable to the withdrawing employer. The Company incurred such a liability in the second quarter of 2011 and recorded a $17.6 million charge to SG&A related to its estimate of the withdrawal liability. Under applicable statutory rules, this withdrawal liability is payable over a period of time, and the Company previously estimated that it would pay such liability in equal quarterly installments over a period of eight to 12 years, with payments commencing in 2012. In February 2012, the Company was notified by the Fund that the Fund calculated the total withdrawal liability to be $19.1 million, a difference of approximately $1.5 million, and that 17 quarterly payments of $1.2 million would commence on March 1, 2012, and continue for four years, with a final payment of $1.0 million on June 1, 2016. As of December 28, 2013, the accrued withdrawal liability was $12.0 million, which was included in Accrued expenses and Other non-current liabilities on the accompanying Consolidated Balance Sheet.

In June 2011, the Company entered into an agreement with Globalluxe Kate Spade HK Limited ("Globalluxe") to, among other things, reacquire the existing KATE SPADE businesses in Southeast Asia from Globalluxe (see Note 20 — Related Party Transactions and Note 25 — Subsequent Events).

At December 28, 2013, the Company had entered into short-term commitments for the purchase of raw materials and for the production of finished goods totaling $116.9 million.

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

NOTE 10:  DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

	December 28, 2013	December 29, 2012
In thousands
6.0% Convertible Senior Notes, due June 2014(a)	$—	$18,287
10.5% Senior Secured Notes, due April 2019	382,209	383,662
Revolving credit facility	2,997	—
Capital lease obligations(b)	8,995	4,345

Total debt	394,201	406,294
Less: Short-term borrowings(c)	3,407	4,345
Convertible Notes(d)	—	18,287

Long-term debt	$390,794	$383,662

(a)
The decrease in the balance compared to December 29, 2012 reflected the exchange of the remaining aggregate principal amount of the 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") during 2013. The balance at December 29, 2012 represented principal of $19.9 million and an unamortized debt discount of $1.6 million.

(b)
The increase in the balance compared to December 29, 2012 primarily reflected the sale-leaseback for the office building in North Bergen, NJ during the second quarter of 2013, partially offset by the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

(c)
At December 28, 2013, the balance consisted of outstanding borrowings under the Company's amended and restated revolving credit facility (as amended to date, the "Amended Facility") and obligations under a capital lease. At December 29, 2012, the balance consisted of obligations under capital leases.

(d)
The Convertible Notes were reflected as a current liability since they were convertible at December 29, 2012.

  Euro Notes

On July 6, 2006, the Company completed the issuance of the 350.0 million euro (or $446.9 million based on the exchange rate in effect on such date) 5.0% Notes due July 2013 (the "Euro Notes"), of which the Company repurchased 228.5 million euro aggregate principal amount of such notes prior to December 31, 2011.

In 2012, through a combination of privately-negotiated transactions and an optional redemption, the Company repurchased the remaining 121.5 million euro aggregate principal amount of the Euro Notes for total consideration of 125.6 million euro, plus accrued interest. The Company recognized a $5.1 million pretax loss on the extinguishment of debt in 2012 related to these redemptions.

The optional redemption was funded by a portion of the net proceeds from the Company's issuance of $152.0 million aggregate principal amount of 10.5% Senior Secured Notes (the "Additional Notes") in June 2012.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Convertible Notes were convertible at an initial conversion rate of 279.6421 shares of the Company's common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of $3.576 per share of common stock), subject to adjustment in certain circumstances. The Company separately accounted for the liability and equity components of the Convertible Notes in a manner that reflected the Company's nonconvertible debt borrowing rate when interest was recognized in subsequent periods. The Company allocated $20.6 million of the $90.0 million principal amount of the Convertible Notes to the equity component and to debt discount. The debt discount was amortized into interest expense using the effective interest method. The Company's effective interest rate on the Convertible Notes was 12.25%. Interest expense associated with the semi-annual interest payment and non-cash amortization of the debt discount was $0.6 million, $4.7 million and $9.2 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

In 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of the Company's common stock. The Company paid accrued interest on the holder's Convertible Notes through the settlement date in cash. The Company allocated $18.3 million of the consideration to the liability component and $5.2 million to the equity component.

In 2012, holders of $49.4 million aggregate principal amount of the Convertible Notes entered agreements with the Company to convert all such outstanding Convertible Notes into 14,197,106 shares of the Company's common stock. The Company paid accrued interest on the holders' Convertible Notes through the settlement date in cash. The Company allocated $48.2 million of the aggregate consideration to the liability component and $6.2 million to the equity component.

In 2013, holders of the remaining $19.9 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 5,634,179 shares of the Company's common stock. The Company paid accrued interest on the holders' Convertible Notes through the settlement date in cash. The Company allocated $20.1 million of the aggregate consideration to the liability component and $1.0 million to the equity component. As of December 28, 2013, all of such Convertible Notes were converted into shares of the Company's common stock and no Convertible Notes remained outstanding.

The Company recognized pretax losses on the extinguishment of debt related to the Convertible Notes of $1.7 million, $4.6 million and $0.5 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Amended Facility

In April 2013, the Company completed a third amendment to and restatement of the Amended Facility, which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility shall be the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of the Company's eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

The Amended Facility is guaranteed by substantially all of the Company's domestic subsidiaries and certain of the Company's foreign subsidiaries and secured by a first priority lien on substantially all of the assets of the Company and the other borrowers and guarantors (other than certain trademark collateral in which the holders of the Company's Senior Notes have a first priority lien, which trademark collateral secures the obligations under the Amended Facility on a second priority lien basis).

The Amended Facility restricts the Company's ability to, among other things, incur indebtedness, grant liens, issue cash dividends, enter into mergers, consolidations, liquidations and dissolutions, change lines of business, make investments and acquisitions and sell assets, in each case subject to certain designated exceptions. In addition, the amended terms and conditions: (i) provide for a decrease in fees and interest rates (including eurocurrency spreads of 1.75% to 2.25% over LIBOR, depending on the level of availability); (ii) provide improved advance rates on eligible inventory; (iii) require the Company to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing 12 month basis if minimum aggregate borrowing availability falls below $35.0 million, or 10.0% of the commitments then in effect; (iv) require the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility when availability under such facility falls below the greater of $40.0 million and 12.5% of the lesser of the borrowing base and aggregate commitments; (v) permit the acquisition of certain joint venture interests and certain distribution territories; (vi) decrease specified aggregate availability conditions to making certain other investments; and (vii) permit certain other acquisitions, investments, restricted payments, debt prepayments and incurrence of unsecured indebtedness if the Company is able to satisfy specified payment conditions.

Effective November 6, 2013, the Company entered into an amendment to the Amended Facility to permit the sale of the Juicy Couture IP and permit the Company to add back to Adjusted EBITDA such cash restructuring and transition charges associated with that transaction in the calculation of certain covenants included in the Company's debt and credit facilities.

Effective February 3, 2014, the Company entered into an amendment to the Amended Facility to permit the sale of the LUCKY BRAND business.

The funds available under the Amended Facility may be used for working capital and for general corporate purposes, including refinancing, repayment, repurchase and cash settlement of certain existing indebtedness. Acquisitions and other investments are permitted, subject to certain payment conditions. The Amended Facility contains customary events of default clauses and cross-default provisions with respect to the Company's other outstanding indebtedness, including the Senior Notes.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently believes that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company's lenders at the time of borrowing.

As of December 28, 2013, availability under the Company's Amended Facility was as follows:

	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
In thousands
Amended Facility(a)	$350,000	$298,701	$2,997	$19,051	$276,653	$241,653

(a)
Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible cash, accounts receivable and inventory.

(b)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $35.0 million.

  Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. As of December 28, 2013, the Company's capital lease obligations of $9.0 million included $0.4 million within Short-term borrowings on the accompanying Consolidated Balance Sheet.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
	December 28, 2013	December 29, 2012
In thousands
Financial Assets:
Derivatives	$1,701	$1,037
Financial Liabilities:
Derivatives	$—	$—

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of December 28, 2013				Total Losses — Year Ended December 28, 2013
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$15,706	$—	$—	$15,706	$37,173
Intangibles, net	1,900	—	—	1,900	4,991
Other assets	—	—	—	—	6,109

The Company performed impairment analyses on certain property and equipment as a result of (i) the sale of the Juicy Couture IP and the resulting requirement to wind-down JUICY COUTURE operations; (ii) a decline in the respective future anticipated cash flows of certain retail locations of JACK SPADE; and (iii) the decision to revise the Company's plan to outsource its distribution function (see Note 13 — Streamlining Initiatives). The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

In the third quarter of 2013, the Company recorded a non-cash impairment charge of $3.3 million, which reflected the difference in the estimated fair value and carrying value of the TRIFARI trademark. The Company estimated the fair value of the trademark using the income-based relief-from-royalty valuation method which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use a comparable asset. The Company assumed a market royalty rate of 3.5%, a discount rate of 14.0% and a long term growth rate of 2.0%.

During 2013, the Company recorded non-cash impairment charges of $1.7 million related to JUICY COUTURE merchandising rights due to decreased use of such intangible assets.

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost within Other assets on the accompanying Consolidated Balance Sheet (see Note 17 — Additional Financial Information and Note 22 — Legal Proceedings). In the second quarter of 2013, the Company performed an impairment test based on market multiples of comparable transactions and determined that the carrying value of the investment exceeded its fair value, resulting in an impairment charge, which was recorded in Impairment of cost investment on the accompanying Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of December 29, 2012				Total Losses — Year Ended December 29, 2012
In thousands		Level 1	Level 2	Level 3
Property and equipment	$22,710	$—	$—	$22,710	$39,316

In connection with a change in the pattern of use and then likely disposal of the Company's New Jersey corporate office, an impairment analysis was performed on the associated property and equipment. As a result of a decline in the estimated fair value of the Company's Ohio distribution center, as well as a decline in respective future anticipated cash flows of certain retail locations of JUICY COUTURE and the decisions to exit certain retail locations of JUICY COUTURE, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2011, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of December 31, 2011				Total Losses — Year Ended December 31, 2011
In thousands		Level 1	Level 2	Level 3
Property and equipment	$21,240	$—	$—	$21,240	$24,341
Intangible assets	—	—	—	—	1,024

As a result of the decisions to close the Company's Ohio distribution center and exit certain JUICY COUTURE retail locations, as well as a decline in respective future anticipated cash flows of certain retail locations of JUICY COUTURE, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

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

The fair values and carrying values of the Company's debt instruments are detailed as follows:

	December 28, 2013		December 29, 2012
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value
6.0% Convertible Senior Notes, due June 2014(a)	$—	$—	$69,088	$18,287
10.5% Senior Secured Notes due April 2019(a)	400,830	382,209	410,828	383,662
Revolving credit facility(b)	2,997	2,997	—	—

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12:  DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company utilizes foreign currency collars, forward contracts and swap contracts for purposes of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by KSJ. As of December 28, 2013, the Company had forward contracts maturing through December 2014 to sell 2.1 billion yen for $21.1 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of December 28, 2013, the Company had forward contracts to sell 4.0 billion yen for $38.4 million maturing through March 2014. Transaction gains of $8.5 million and $1.0 million related to these derivative instruments for the years ended December 28, 2013 and December 29, 2012, respectively, were reflected within Other (expense) income, net and the accompanying Consolidated Statements of Operations.

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
December 28, 2013	Other current assets	$21,050	$1,317	Accrued expenses	$—	$—

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives not designated as hedging instruments:

	Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
December 28, 2013	Other current assets	$38,403	$384	Accrued expenses	$—	$—
December 29, 2012	Other current assets	47,486	1,037	Accrued expenses	—	—

The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
In thousands
Fiscal year ended December 28, 2013	$2,911	Cost of goods sold	$1,326	$—
Fiscal year ended December 29, 2012	—	Cost of goods sold	—	—
Fiscal year ended December 31, 2011	(4,482)	Discontinued operations, net of income taxes	(7,590)	—

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

In connection with the sale of an 81.25% interest in the former global Mexx business on October 31, 2011, the Company dedesignated the remaining amount of the Euro Notes that had been previously designated as a hedge of the Company's net investment in certain euro-denominated functional currency subsidiaries. Accordingly, all foreign currency transaction gains or losses related to the remaining Euro Notes were recorded in earnings beginning on November 1, 2011 until the Euro Notes were fully repurchased by the Company in the third quarter of 2012.

The Company recognized the following foreign currency translation (losses) gains related to the net investment hedge:

Fiscal Year Ended December 31, 2011
In thousands
Effective portion recognized within Accumulated OCI	$(10,216)
Ineffective portion recognized within Other (expense) income, net	4,954

Also, as a result of the sale of an 81.25% interest in the former global Mexx business, the Company's net investment in certain euro-denominated functional currency subsidiaries was substantially liquidated, and the cumulative translation adjustment recognized on the Company's Euro Notes through October 31, 2011 was written off and included within Loss on disposal of discontinued operations, net of income taxes on the accompanying Consolidated Statement of Operations (see Note 19 — Accumulated Other Comprehensive Loss).

The Company occasionally uses short-term foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with certain expected transactions. In order to mitigate the exposure related to the Tender Offer, the Company entered into forward contracts to sell $182.0 million for 128.0 million euro, which settled in the second quarter of 2011. During the second quarter of 2011, the Company entered into forward contracts designated as non-hedging derivative instruments maturing in July 2011 to sell $15.7 million for 11.0 million euro. The transaction gains of $2.5 million related to these derivative instruments were reflected within Other (expense) income, net on the accompanying Consolidated Statement of Operations for the year ended December 31, 2011.

NOTE 13:  STREAMLINING INITIATIVES

  2013 Actions

In connection with the sale of the Juicy Couture IP, the Company initiated actions to reduce staff at JUICY COUTURE during the fourth quarter of 2013. Also, as a result of the requirement to wind down the JUICY COUTURE operations, the Company expects to close JUICY COUTURE offices and retail locations that will not be converted to KATE SPADE stores. These actions resulted in charges related to asset impairments, severance and other items in 2013. The Company estimates it will realize a net restructuring credit in 2014 of $0 - $10.0 million related to the sale of the Juicy Couture IP, including costs for severance, contract termination (net of expected credits, including a credit of $51.0 million for the termination of the lease for the JUICY COUTURE flagship store on Fifth Avenue in New York) and

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other costs. Although the Company expects to consummate that lease termination transaction, there can be no assurance the termination fee will be realized by the Company and in the instance the termination fee is not realized, the Company expects to incur cash restructuring and transition charges of $40.0 - $50.0 million in 2014 related to the sale of the Juicy Couture IP. These actions are expected to be substantially completed by the end of the second quarter of 2014.

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

In the fourth quarter of 2011, the Company agreed to terminate its agreement with an affiliate of Donna Karan International, Inc. ("DKI"), which ended the exclusive license agreement for the DKNY® Jeans and DKNY® Active brands. These actions included contract terminations and staff reductions and concluded in the first quarter of 2012.

In the second quarter of 2011, the Company initiated actions to close its Ohio Facility, which were expected to be completed in the fourth quarter of 2012. In August 2012, the Company encountered systems and operational issues that delayed the planned migration of the Company's product distribution function out of the Ohio Facility. Subsequently, the Company determined that it would continue to use the Ohio Facility and discontinue the migration of the product distribution function to Li & Fung, and the Company mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. On February 5, 2013, the Company entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges and were substantially completed in the second quarter of 2013.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to pay approximately $16.5 million of accrued streamlining costs during 2014. A summary rollforward and components of the Company's streamlining initiatives were as follows:

	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
In thousands
Balance at January 1, 2011	$97	$25,150	$—	$1,584	$26,831
2011 provision(a)	19,867	7,442	18,876	40,875	87,060
2011 asset write-downs	—	—	(18,876)	—	(18,876)
Translation difference	(1)	(10)	—	(8)	(19)
2011 spending(a)	(12,611)	(14,570)	—	(11,484)	(38,665)

Balance at December 31, 2011	7,352	18,012	—	30,967	56,331
2012 provision	13,412	2,681	27,783	3,732	47,608
2012 asset write-downs	—	—	(27,783)	—	(27,783)
Translation difference	25	49	—	8	82
2012 spending	(15,326)	(16,499)	—	(18,767)	(50,592)

Balance at December 29, 2012	5,463	4,243	—	15,940	25,646
2013 provision(a)(b)	16,179	(464)	39,136	3,183	58,034
2013 asset write-downs(b)	—	—	(39,136)	—	(39,136)
Translation difference	(7)	12	—	18	23
2013 spending(a)	(11,541)	(1,676)	—	(7,264)	(20,481)

Balance at December 28, 2013	$10,094	$2,115	$—	$11,877	$24,086

(a)
Payroll and related costs and spending include $3.8 million and $0.6 million in 2013 and 2011, respectively, of non-cash share-based compensation expense.

(b)
Asset write-downs included non-cash impairment charges of $1.7 million related to JUICY COUTURE merchandising rights (see Note 1 — Basis of Presentation and Significant Accounting Policies).

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses associated with the Company's streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
In thousands
JUICY COUTURE	$47,481	$7,049	$18,005
LUCKY BRAND(a)	1,213	2,594	7,341
KATE SPADE	791	2,519	4,834
Adelington Design Group	272	3,112	46,842
Corporate	8,277	32,334	10,038

Total	$58,034	$47,608	$87,060

(a)
Represents restructuring charges principally related to distribution functions that are not directly attributable to LUCKY BRAND and therefore have not been included in discontinued operations.

NOTE 14:  SHARE-BASED COMPENSATION

The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share-based compensation plans, which are described herein. The Company recognized share-based compensation expense of $8.4 million, $7.2 million and $5.2 million, excluding amounts related to discontinued operations, for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

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

  Stock Plans

In March 1992, March 2000, March 2002, March 2005, May 2011 and May 2013 the Company adopted the "1992 Plan," the "2000 Plan," the "2002 Plan," the "2005 Plan," the "2011 Plan" and the "2013 Plan" respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and outside directors, in each case as selected by the Company's Compensation Committee (the "Committee"). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the Committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under all of the plans to allow for a

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cashless exercise option, commonly referred to as a "broker-assisted exercise." Under this method of exercise, participating employees must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employees receive cash upon settlement, some of which is used to pay the purchase price. Neither the stock-for-stock nor broker-assisted cashless exercise option are generally available to executive officers or directors of the Company. Although there are none currently outstanding, stock appreciation rights may be granted in connection with all or any part of any option granted under the plans and may also be granted without a grant of a stock option. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights generally may not be transferred during the lifetime of a holder.

Awards under the 2002 and 2005 Plans may also be made in the form of dividend equivalent rights, restricted stock, unrestricted stock performance shares and restricted stock units. Exercise prices for awards under the 2000, 2002, 2005, 2011 and 2013 Plans are determined by the Committee; to date, all stock options have been granted at an exercise price not less than the closing market value of the underlying shares on the date of grant.

Awards granted under plans no longer in use by the Company, including the 2002, 2000 and 1992 Plans, remain in effect in accordance with their terms. The 2005 Plan provides for the issuance of up to 5.0 million shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 Plan expires in 2015. The 2011 Plan provides for the issuance of up to 3.0 million shares of common stock, of which no more than 1.5 million shares may be awarded pursuant to grants of restricted stock, restricted stock units, unrestricted stock and performance shares. The 2011 Plan expires in 2021. The 2013 Plan provides for the issuance of up to 9.5 million shares of common stock. The 2013 Plan expires in 2023. As of December 28, 2013, 9.8 million shares were available for future grant under the 2005, 2011 and 2013 Plans.

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

	Fiscal Years Ended
Valuation Assumptions:	December 28, 2013	December 29, 2012	December 31, 2011
Weighted-average fair value of options granted	$10.32	$6.04	$2.75
Expected volatility	59.5%	63.3%	73.0%
Weighted-average volatility	59.5%	63.3%	65.7%
Expected term (in years)	4.9	5.1	5.1
Dividend yield	—	—	—
Risk-free rate	0.1% to 3.9%	0.2% to 3.8%	0.1% to 4.1%
Expected annual forfeiture	12.4%	13.5%	12.0%

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2013, 2012 and 2011. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under the Company's stock option plans as of December 28, 2013 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 29, 2012	5,846,975	$12.21	4.0	$27,218
Granted	322,500	20.99
Exercised	(544,200)	8.86		8,957
Cancelled/expired	(458,900)	33.00

Outstanding at December 28, 2013	5,166,375	$11.26	3.4	$108,498

Vested or expected to vest at December 28, 2013	4,972,877	$11.26	3.3	$104,547
Exercisable at December 28, 2013	3,887,000	$11.38	2.8	$81,883

The total intrinsic value of options exercised was $16.46 and $7.46 for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, and was insignificant for the fiscal year ended December 31, 2011.

As of December 28, 2013, there were approximately 1.3 million nonvested stock options with a weighted average exercise price of $10.91 and there was $5.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans. That expense is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $4.9 million, $4.1 million and $5.9 million, respectively.

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

Each of the Company's non-employee Directors received an annual grant of shares of common stock with a value of $100,000 as part of an annual retainer for serving on the Board of Directors, with the exception of the Chairman of the Board, who received an annual grant of shares of common stock with a value of $175,000. Retainer shares are non-transferable until the first anniversary of the grant, with 25% becoming transferable on each of the first and second anniversary of the grant and 50% becoming transferable on the third anniversary, subject to certain exceptions.

A summary of award activity under the Company's restricted stock plans as of December 28, 2013 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 29, 2012(a)	1,678,350	$8.40
Granted	369,000	21.79
Vested	(277,350)	5.79
Cancelled(b)	(734,750)	6.91

Nonvested stock at December 28, 2013(a)	1,035,250	$14.93

Expected to vest as of December 28, 2013	499,185	$17.12

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

The weighted average grant date fair value of restricted shares granted in the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $21.79, $11.91 and $5.29, respectively.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 28, 2013, there was $5.5 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $1.6 million, $2.3 million and $4.8 million, respectively.

NOTE 15:  PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan for its eligible employees. This plan allows deferred arrangements under section 401(k) of the Internal Revenue Code and provides for employer-matching contributions. The plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2013, 2012 or 2011.

The Company's aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Operations, was $2.0 million, $1.8 million and $1.6 million for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Fiscal Years Ended
	December 28, 2013	December 29, 2012	December 31, 2011
In thousands, except per share data
Income (loss) from continuing operations	$73,924	$(70,221)	$138,206
Convertible Notes interest expense(a)	608	—	9,166

Income (loss) from continuing operations, diluted(b)	$74,532	$(70,221)	$147,372

Basic weighted average shares outstanding	121,057	109,292	94,664
Stock options and nonvested shares(c)(d)	2,272	—	1,020
Convertible Notes(a)(b)	1,503	—	25,008

Diluted weighted average shares outstanding	124,832	109,292	120,692

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.61	$(0.64)	$1.46
Loss from discontinued operations	(0.01)	(0.04)	(3.27)

Net income (loss)	$0.60	$(0.68)	$(1.81)

Diluted
Income (loss) from continuing operations	$0.60	$(0.64)	$1.22
Loss from discontinued operations	(0.01)	(0.04)	(2.57)

Net income (loss)	$0.59	$(0.68)	$(1.35)

(a)
Interest expense of $0.6 million and $9.2 million and approximately 1.5 million and 25.0 million shares issuable upon conversion of the Convertible Notes were reflected in the computation of dilutive loss per share for the fiscal years ended December 28, 2013 and December 31, 2011, respectively.

(b)
Because the Company incurred a loss from continuing operations for the year ended December 29, 2012, approximately 12.3 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such period and were excluded from the computation of diluted loss per share.

(c)
Excludes approximately 0.5 million, 1.2 million and 0.8 million nonvested shares for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively, for which the performance criteria have not yet been achieved.

(d)
Because the Company incurred a loss from continuing operations for the year ended December 29, 2012, outstanding stock options and nonvested shares are antidilutive. Accordingly, for the year ended December 29, 2012, approximately 5.8 million outstanding stock options and approximately 0.5 million outstanding nonvested shares were excluded from the computation of diluted loss per share.

NOTE 17:  ADDITIONAL FINANCIAL INFORMATION

  Licensing-Related Transactions

In the fourth quarter of 2011, the Company completed various disposal or sale transactions, including: (i) the sale of the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney for $267.5 million and

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(ii) the sale of the Dana Buchman trademark to Kohl's and the sale of the KENSIE, KENSIE GIRL and MAC & JAC trademarks to an affiliate of Bluestar, for aggregate consideration of $39.8 million.

In connection with these transactions, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel; and (iv) an exclusive license to produce and sell jewelry under the KENSIE brand name.

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

The Company had an exclusive license agreement with an affiliate of DKI to design, produce, market and sell men's and women's jeanswear and activewear and women's sportswear products in the Western Hemisphere under the "DKNY® Jeans" and "DKNY® Active" marks and logos. On October 11, 2011, the Company agreed to an early termination of the DKNY® Jeans and DKNY® Active license with DKI in exchange for a fee of $8.5 million, including $3.7 million due to DKI in connection with the previously terminated DKNY® Mens Sportswear license. The DKNY® Jeans and DKNY® Active license terminated on January 3, 2012, one year ahead of the scheduled license maturity.

  Other (Expense) Income, Net

Other (expense) income, net primarily consisted of (i) foreign currency transaction (losses) gains of $(0.7) million, $1.2 million and $(2.3) million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively, including the impact of the dedesignation of the hedge of the Company's investment in certain euro-denominated functional currency subsidiaries, which resulted in the recognition of foreign currency translation gains and losses on the Company's Euro Notes within earnings for the year ended December 31, 2011; and (ii) equity in earnings of investments in equity investees.

  Consolidated Statements of Cash Flows Supplementary Disclosures

During the years ended December 28, 2013, December 29, 2012 and December 31, 2011, net income tax refunds (payments) were $2.4 million, $(1.1) million and $1.3 million, respectively. During the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company made interest payments of $43.6 million, $38.7 million and $49.3 million, respectively. As of December 28, 2013, December 29, 2012 and December 31, 2011, the Company accrued capital expenditures totaling $13.3 million, $7.7 million and $6.4 million, respectively.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense in 2013, 2012 and 2011 includes $5.6 million, $10.3 million and $11.6 million, respectively, related to amortization of deferred financing costs.

During 2013 holders of $19.9 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 5,634,179 shares of the Company's common stock.

During 2012, holders of $49.4 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 14,197,106 shares of the Company's common stock.

During 2011, a holder of $20.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 6,163,221 shares of the Company's common stock.

During 2013, the Company received net proceeds of $188.9 million in connection with the sale of the Juicy Couture IP and $4.0 million from the sale of its noncontrolling interest in Mexx Lifestyle B.V. to Gores, which are reflected as Net proceeds from dispositions on the accompanying Consolidated Statement of Cash Flows.

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

During 2012, the Company made business acquisition payments of $41.0 million related to the KSJ Buyout.

NOTE 18:  SEGMENT REPORTING

The Company's segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company's businesses across multiple functional areas including specialty retail, retail outlets, concessions, wholesale apparel, wholesale non-apparel, e-commerce and licensing. The three reportable segments described below represent the Company's brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company's CODM to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company configured its operations into the following three reportable segments, each reflecting the different financial missions, cultural profiles and focal points appropriate for these three reportable segments:

  •
  KATE SPADE segment — consists of the specialty retail, outlet, e-commerce, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags) and licensing operations of the kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands.

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale non-apparel operations of the TRIFARI brand and licensed KENSIE brand; (iii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iv) the licensed LIZ CLAIBORNE NEW YORK brand.

  •
  JUICY COUTURE segment — consists of the specialty retail, outlet, concession, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the JUICY COUTURE brand. The Company continues wind-down operations of the JUICY COUTURE brand, pursuant to the license agreement with ABG.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, on February 3, 2014, the Company completed the sale of LUCKY BRAND.

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

	Net Sales	% to Total	Depreciation and Amortization Expense(a)	Adjusted EBITDA(b)	% of Sales	Segment Assets	Expenditures for Long- Lived Assets
Dollars in thousands
Fiscal Year Ended December 28, 2013
Reportable Segments:
KATE SPADE	$743,152	58.8%	$25,520	$130,497	17.6%	$484,180	$57,550
Adelington Design Group	60,219	4.7%	625	15,084	25.0%	22,130	363
JUICY COUTURE	461,564	36.5%	22,092	4,722	1.0%	118,397	13,623
LUCKY BRAND	—	—	496	(2,047)	—	202,054	—
Corporate	—	—	11,199	(64,136)	—	150,750	9,472

Totals	$1,264,935	100.0%	$59,932				$81,008

Fiscal Year Ended December 29, 2012
Reportable Segments:
KATE SPADE	$461,926	44.3%	$14,168	$94,994	20.6%	$387,640	$84,408
Adelington Design Group	82,840	7.9%	958	21,009	25.4%	13,796	392
JUICY COUTURE	498,637	47.8%	23,822	24,554	4.9%	187,898	16,642
LUCKY BRAND	—	—	529	(1,884)	—	200,673	—
Corporate	—	—	19,653	(69,468)	—	112,516	3,879

Totals	$1,043,403	100.0%	$59,130				$105,321

Fiscal Year Ended December 31, 2011
Reportable Segments:
KATE SPADE	$312,944	28.4%	$10,190	$57,370	18.3%		$16,123
Adelington Design Group	256,876	23.3%	3,927	38,868	15.1%		1,435
JUICY COUTURE	530,688	48.3%	26,988	64,237	12.1%		14,404
LUCKY BRAND	—	—	1,162	(1,957)	—		—
Corporate	—	—	28,081	(89,150)	—		32,209

Totals	$1,100,508	100.0%	$70,348				$64,171

(a)
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, $3.6 million, $9.7 million and $13.6 million, respectively, of Corporate depreciation and amortization was recorded within Interest expense, net on the accompanying Consolidated Statements of Operations.

(b)
The Adjusted EBITDA of the LUCKY BRAND reportable segment represents expenses related principally to distribution functions that were included in the LUCKY BRAND historical results, but are not directly attributable to LUCKY BRAND and therefore, have not been included in discontinued operations.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation to Income (loss) from continuing operations:

	Fiscal Years Ended
In thousands	December 28, 2013	December 29, 2012	December 31, 2011
Reportable Segments Adjusted EBITDA:
KATE SPADE(a)	$130,497	$94,994	$57,370
Adelington Design Group	15,084	21,009	38,868
JUICY COUTURE	4,722	24,554	64,237
LUCKY BRAND	(2,047)	(1,884)	(1,957)

Total Reportable Segments Adjusted EBITDA	148,256	138,673	158,518
Unallocated Corporate Costs	(64,136)	(69,468)	(89,150)
Depreciation and amortization, net(b)	(52,408)	(49,401)	(56,701)
Charges due to streamlining initiatives, brand- exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net(c)	(69,958)	(66,382)	(108,600)
Share-based compensation(d)	(8,446)	(7,195)	(5,187)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	1,179	1,245	(1,652)

Operating Loss	(45,513)	(52,528)	(102,772)
Other (expense) income, net(a)	(1,674)	(187)	228
Impairment of cost investment	(6,109)	—	—
Gain on acquisition of subsidiary	—	40,065	—
Gain on sales of trademarks, net	173,133	—	286,979
(Loss) gain on extinguishment of debt, net	(1,707)	(9,754)	5,157
Interest expense, net	(47,241)	(51,612)	(57,180)
Benefit for income taxes	(3,035)	(3,795)	(5,794)

Income (Loss) from Continuing Operations	$73,924	$(70,221)	$138,206

(a)
Amounts include equity in the (losses) earnings of equity method investees of $(1.2) million, $(1.2) million and $1.7 million in 2013, 2012 and 2011, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 — Streamlining Initiatives for a discussion of streamlining charges.

(d)
Includes share-based compensation expense of $3.8 million and $0.6 million in 2013 and 2011, respectively, that was classified as restructuring.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOGRAPHIC DATA

Dollars in thousands	Net Sales	% to Total	Long-Lived Assets
Fiscal Year Ended December 28, 2013
Domestic	$1,090,499	86.2%	$211,602
International	174,436	13.8%	77,258

Total	$1,264,935	100.0%

Fiscal Year Ended December 29, 2012
Domestic	$969,588	92.9%	$310,286
International	73,815	7.1%	101,250

Total	$1,043,403	100.0%

Fiscal Year Ended December 31, 2011
Domestic	$1,049,147	95.3%
International	51,361	4.7%

Total	$1,100,508	100.0%

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the effects of foreign currency translation and gains on cash flow hedging derivatives, as detailed below:

In thousands	December 28, 2013	December 29, 2012
Cumulative translation adjustment, net of income taxes of $0	$(21,862)	$(10,074)
Gains on cash flow hedging derivatives, net of income taxes of $602	983	—

Accumulated other comprehensive loss, net of income taxes	$(20,879)	$(10,074)

The following table presents the change in each component of Accumulated other comprehensive loss, net of income taxes for the year ended December 28, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 29, 2012	$(10,074)	$—
Other comprehensive (loss) income before reclassification	(11,788)	1,805
Amounts reclassified from accumulated other comprehensive loss	—	(822)

Net current period other comprehensive (loss) income	(11,788)	983

Balance as of December 28, 2013	$(21,862)	$983

NOTE 20:  RELATED PARTY TRANSACTIONS

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the kate spade

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

brand. The joint venture operates under the name of KS China Co., Limited ("KSC") for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions to KSC of $5.5 million, $5.0 million and $2.5 million and 2013, 2012 and 2011, respectively. During the fourth quarter of 2011, KSC reacquired the existing KATE SPADE business in China from Globalluxe.

Additionally, the Company agreed that it or one of its affiliates will reacquire existing KATE SPADE businesses in Southeast Asia in 2014 from Globalluxe, with the purchase price based upon a multiple of Globalluxe's earnings, subject to a cap of $30.0 million (see Note 25 — Subsequent Events).

On November 20, 2009, the Company and Sanei established a joint venture under the name of KSJ. During the fourth quarter of 2012, the Company acquired the remaining 51.0% interest in KSJ (see Note 2 — Acquisition).

Subsequent to the sale of its former Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for such investment at cost. The Company's cost investment was valued at $10.0 million as of December 29, 2012 and was included in Other assets on the accompanying Consolidated Balance Sheet.

Kenneth P. Kopelman (a Director of the Company) is a partner in the law firm Kramer, Levin, Naftalis & Frankel LLP, which provided legal services to the Company in 2013, 2012 and 2011. The fees for such services were not significant in such periods. The foregoing transactions between the Company and this entity were effected on an arm's-length basis, with services provided at fair market value.

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

NOTE 22:  LEGAL PROCEEDINGS

On July 29, 2013, the Company and its subsidiaries, Fifth & Pacific Foreign Holdings, Inc. and Liz Foreign B.V., entered into a Settlement Agreement with Gores Malibu Holdings (Luxembourg) S.a.r.l. ("Gores") and Mexx Europe International B.V. ("MEI" and, together with Gores, the "Plaintiffs") pursuant to which the Company paid the Plaintiffs $22.0 million to settle all claims arising under the complaint filed by Gores on January 25, 2013 (the "Complaint") in which Gores claimed $25.0 million in damages arising from alleged breaches of the merger agreement related to the sale of the Company's former global Mexx business (the "Merger Agreement"), including breaches of tax and tax-related

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants, breaches of interim operating covenants, breaches of reimbursement obligations related to employee bonuses and working capital adjustments. The Complaint also included a demand for payment of previously disclosed dispute resolution proceedings with respect to working capital adjustments that were required to be made under the Merger Agreement, which concluded that the Company owed approximately $5.0 million to Gores. In conjunction with that settlement, the Company also sold its noncontrolling interest in Mexx Lifestyle B.V. to Gores for $4.0 million.

The Company is a party to several other pending legal proceedings and claims. Although the outcome of such actions cannot be determined with certainty, management is of the opinion that the final outcome of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows.

NOTE 23:  UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2013 and 2012 is set forth in the table below. Certain amounts related to the first three quarters of 2013 and 2012 have been revised from those previously reported in the Company's quarterly reports on Form 10-Q in order to present the results of LUCKY BRAND as discontinued operations.

	March		June		September		December
In thousands, except per share data	2013	2012	2013	2012	2013	2012	2013		2012
Net sales	$254,827	$216,734	$272,561	$224,824	$310,603	$252,759	$426,944		$349,086
Gross profit	144,753	128,402	157,181	130,622	181,020	143,938	242,627		196,207
(Loss) income from continuing operations	(39,815) (c)	(47,023) (d)	(34,580) (e)	(52,431) (f)	(12,988) (g)	(22,545) (h)	161,307	(i)	51,778	(j)
(Loss) income from discontinued operations, net of income taxes	(12,359)	(13,617)	(8,557)	333	(3,878)	3,744	23,865		5,256

Net (loss) income	$(52,174)	$(60,640)	$(43,137)	$(52,098)	$(16,866)	$(18,801)	$185,172		$57,034

Basic earnings per share:(a)
(Loss) income from continuing operations	$(0.33)	$(0.47)	$(0.29)	$(0.48)	$(0.11)	$(0.20)	$1.31		$0.45
(Loss) income from discontinued operations	(0.11)	(0.13)	(0.07)	—	(0.03)	0.03	0.20		0.05

Net (loss) income	$(0.44)	$(0.60)	$(0.36)	$(0.48)	$(0.14)	$(0.17)	$1.51		$0.50

Diluted earnings per share:(a)(b)
(Loss) income from continuing operations	$(0.33)	$(0.47)	$(0.29)	$(0.48)	$(0.11)	$(0.20)	$1.29		$0.42
(Loss) income from discontinued operations	(0.11)	(0.13)	(0.07)	—	(0.03)	0.03	0.19		0.05

Net (loss) income	$(0.44)	$(0.60)	$(0.36)	$(0.48)	$(0.14)	$(0.17)	$1.48		$0.47

(a)
Because the Company incurred a loss from continuing operations in the first three quarters of 2013 and 2012, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)
Interest expense of $0.8 million and 8.0 million shares issuable upon conversion of the Convertible Notes in the fourth quarter of 2012 were considered antidilutive and were excluded from the computation of dilutive income (loss) per share.

(c)
Included pretax expenses related to streamlining initiatives of $4.7 million.

(d)
Included pretax expenses related to streamlining initiatives of $10.3 million.

(e)
Included pretax expenses related to streamlining initiatives of $1.7 million.

(f)
Included pretax expenses related to streamlining initiatives of $26.9 million.

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)
Included a pretax credit related to streamlining initiatives of $1.0 million.

(h)
Included pretax expenses related to streamlining initiatives of $5.8 million

(i)
Included (i) a pretax gain of $179.2 million on the sale of the Juicy Couture IP trademark and (ii) pretax expenses related to streamlining initiatives of $52.6 million.

(j)
Included pretax expenses related to streamlining initiatives of $4.7 million.

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 28, 2013
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Assets
Current Assets:
Cash and cash equivalents	$97,387	$8,031	$24,804	$—	$130,222
Accounts receivable — trade, net	4,096	69,315	16,143	—	89,554
Inventories, net	75	152,813	31,746	—	184,634
Deferred income taxes	—	—	218	—	218
Intercompany receivable	—	10,033	—	(10,033)	—
Other current assets	11,919	25,511	7,601	—	45,031
Assets held for sale	—	197,823	4,231	—	202,054

Total current assets	113,477	463,526	84,743	(10,033)	651,713
Property and Equipment, Net	26,811	101,719	20,541	—	149,071
Goodwill	—	—	49,111	—	49,111
Intangibles, Net	159	82,550	7,969	—	90,678
Deferred Income Taxes	—	—	57	—	57
Investments in Consolidated Subsidiaries	337,519	131,851	—	(469,370)	—
Intercompany Receivable	1,825	37,957	—	(39,782)	—
Other Assets	12,877	449	23,555	—	36,881

Total Assets	$492,668	$818,052	$185,976	$519,185	$977,511

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities:
Short-term borrowings	$410	$—	$2,997	$—	$3,407
Accounts payable	16,830	115,905	9,919	—	142,654
Intercompany payable	8,538	—	53,606	(62,144)	—
Accrued expenses	66,733	122,295	11,150	—	200,178
Income taxes payable	—	—	2,631	—	2,631
Deferred income taxes	—	—	—	—	—
Liabilities held for sale	8,614	87,724	32	—	96,370

Total current liabilities	101,125	325,924	80,335	(62,144)	445,240
Long-Term Debt	390,794	—	—	—	390,794
Intercompany Payable	—	—	53,710	(53,710)	—
Other Non-Current Liabilities	33,231	113,519	10,585	—	157,335
Deferred Income Taxes	—	13,804	2,820	—	16,624
Commitments and Contingencies
Total Stockholders' (Deficit) Equity	(32,482)	364,805	38,526	(403,331)	(32,482)

Total Liabilities and Stockholders' (Deficit) Equity	$492,668	$818,052	$185,976	$(519,185)	$977,511

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

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended December 28, 2013
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net Sales	$13,193	$1,077,305	$174,437	$—	$1,264,935
Cost of goods sold	8,604	462,923	67,827	—	539,354

Gross Profit	4,589	614,382	106,610	—	725,581
Selling, general & administrative expenses	5,202	641,408	119,493	—	766,103
Impairment of intangible assets	—	4,991	—	—	4,991

Operating Loss	(613)	(32,017)	(12,883)	—	(45,513)
Other (expense) income, net	(2,057)	(64)	447	—	(1,674)
Impairment of cost investment	—	—	(6,109)	—	(6,109)
(Loss) gain on sales of trademarks, net	(9,352)	182,485	—	—	173,133
Equity in earnings (losses) of consolidated subsidiaries — continuing operations	130,228	(46,385)	—	(83,843)	—
Loss on extinguishment of debt	(1,707)	—	—	—	(1,707)
Interest (expense) income, net	(45,981)	1,788	(3,048)	—	(47,241)

Income (Loss) Before (Benefit) Provision for Income Taxes	70,518	105,807	(21,593)	(83,843)	70,889
(Benefit) provision for income taxes	(3,406)	641	(270)	—	(3,035)

Income (Loss) from Continuing Operations	73,924	105,166	(21,323)	(83,843)	73,924
Discontinued operations, net of income taxes	(17,272)	31,811	(15,468)	—	(929)
Equity in earnings (losses) of consolidated subsidiaries — discontinued operations, net of income taxes	16,343	(24,156)	—	7,813	—

Net Income (Loss)	$72,995	$112,821	$(36,791)	$(76,030)	$72,995

Condensed Consolidating Statements of Comprehensive Income (Loss)
Fiscal Year Ended December 28, 2013
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net Income (Loss)	$72,995	$112,821	$(36,791)	$(76,030)	$72,995
Other Comprehensive (Loss) Income, Net of Income Taxes	(10,805)	(11,246)	(10,413)	21,659	(10,805)

Comprehensive Income (Loss)	$62,190	$101,575	$(47,204)	$(54,371)	$62,190

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended December 29, 2012
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net Sales	$25,918	$943,671	$73,814	$—	$1,043,403
Cost of goods sold	17,816	395,958	30,460	—	444,234

Gross Profit	8,102	547,713	43,354	—	599,169
Selling, general & administrative expenses	4,462	598,306	48,929	—	651,697

Operating Income (Loss)	3,640	(50,593)	(5,575)	—	(52,528)
Other income (expense), net	638	(882)	57	—	(187)
Gain on acquisition of subsidiary	—	38,285	1,780	—	40,065
Equity in (losses) earnings of consolidated subsidiaries — continuing operations	(14,472)	(11,187)	—	25,659	—
Loss on extinguishment of debt	(9,754)	—	—	—	(9,754)
Interest (expense) income, net	(50,192)	14	(1,434)	—	(51,612)

(Loss) Income Before Provision for Income Taxes	(70,140)	(24,363)	(5,172)	25,659	(74,016)
Provision (benefit) for income taxes	81	(4,375)	499	—	(3,795)

(Loss) Income from Continuing Operations	(70,221)	(19,988)	(5,671)	25,659	(70,221)
Discontinued operations, net of income taxes	(3,305)	10,478	(11,457)	—	(4,284)
Equity in (losses) earnings of consolidated subsidiaries — discontinued operations, net of income taxes	(979)	(4,947)	—	5,926	—

Net (Loss) Income	$(74,505)	$(14,457)	$(17,128)	$31,585	$(74,505)

Condensed Consolidating Statements of Comprehensive Loss
Fiscal Year Ended December 29, 2012
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net (Loss) Income	$(74,505)	$(14,457)	$(17,128)	$31,585	$(74,505)
Other Comprehensive (Loss) Income, Net of Income Taxes	(4,150)	(4,809)	(4,273)	9,082	(4,150)

Comprehensive (Loss) Income	$(78,655)	$(19,266)	$(21,401)	$40,667	$(78,655)

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
Fiscal Year Ended December 31, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net Sales	$63,871	$984,851	$51,786	$—	$1,100,508
Cost of goods sold	53,995	428,039	20,143	—	502,177

Gross Profit	9,876	556,812	31,643	—	598,331
Selling, general & administrative expenses	235,800	610,604	(27,283)	(119,042)	700,079
Impairment of intangible assets	—	859	165	—	1,024

Operating (Loss) Income	(225,924)	(54,651)	58,761	119,042	(102,772)
Other income (expense), net	3,323	(5,790)	2,695	—	228
Equity in earnings (losses) of consolidated subsidiaries — continuing operations	414,899	37,793	—	(452,692)	—
(Loss) gain on sales of trademarks, net	(62)	287,041	—	—	286,979
Gain on extinguishment of debt, net	5,157	—	—	—	5,157
Interest (expense) income, net	(58,346)	4,009	(2,843)	—	(57,180)

Income (Loss) Before Provision (Benefit) for Income Taxes	139,047	268,402	58,613	(333,650)	132,412
Provision (benefit) for income taxes	841	(5,893)	(742)	—	(5,794)

Income (Loss) from Continuing Operations	138,206	274,295	59,355	(333,650)	138,206
Discontinued operations, net of income taxes	(262,783)	145,021	(192,131)	—	(309,893)
Equity in (losses) earnings of consolidated subsidiaries — discontinued operations, net of income taxes	(47,110)	(164,418)	—	211,528	—

Net (Loss) Income	$(171,687)	$254,898	$(132,776)	$(122,122)	$(171,687)

Condensed Consolidating Statements of Comprehensive Loss
Fiscal Year Ended December 31, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net (Loss) Income	$(171,687)	$254,898	$(132,776)	$(122,122)	$(171,687)
Other Comprehensive Income (Loss), Net of Income Taxes	60,378	(343,394)	(61,636)	405,030	60,378

Comprehensive (Loss) Income	$(111,309)	$(88,496)	$(194,412)	$282,908	$(111,309)

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 28, 2013
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net cash (used in) provided by operating activities	$(67,270)	$71,767	$(30,867)	$2,339	$(24,031)
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	20,264	—	—	—	20,264
Purchases of property and equipment	(8,854)	(58,164)	(11,096)	—	(78,114)
Net proceeds from dispositions	—	188,938	4,000	—	192,938
Payments for in-store merchandise shops	—	(1,880)	(1,014)	—	(2,894)
Investments in and advances to equity investees	—	—	(5,500)	—	(5,500)
Decrease (increase) in investments in and advances to consolidated subsidiaries	141,017	(157,422)	16,405	—	—
Other, net	(295)	324	98	—	127
Net cash used in investing activities of discontinued operations	—	(30,567)	(2,138)	—	(32,705)

Net cash provided by (used in) investing activities	152,132	(58,771)	755	—	94,116

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	646,325	—	4,228	—	650,553
Repayment of borrowings under revolving credit agreement	(646,325)	—	(1,381)	—	(647,706)
Proceeds from capital lease	—	8,673	—	—	8,673
Increase (decrease) in intercompany loans	1,154	2,247	(3,401)	—	—
Principal payments under capital lease obligations	(4,651)	—	—	—	(4,651)
Proceeds from exercise of stock options	4,823	—	—	—	4,823
Payment of deferred financing fees	(5,468)	—	(129)	—	(5,597)

Net cash (used in) provided by financing activities	(4,142)	10,920	(683)	—	6,095

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14,173)	(20,549)	29,525	—	(5,197)
Net Change in Cash and Cash Equivalents	66,547	3,367	(1,270)	2,339	70,983
Cash and Cash Equivalents at Beginning of Year	30,840	4,827	26,074	(2,339)	59,402

Cash and Cash Equivalents at End of Year	97,387	8,194	24,804	—	130,385
Less: Cash and Cash Equivalents Held for Sale	—	163	—	—	163

Cash and Cash Equivalents	$97,387	$8,031	$24,804	$—	$130,222

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 29, 2012
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net cash (used in) provided by operating activities	$(22,221)	$50,699	$(14,946)	$(2,174)	$11,358
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,841)	(46,100)	(10,920)	—	(61,861)
Payments for purchases of businesses	—	—	(41,027)	—	(41,027)
Payments for in-store merchandise shops	(231)	(1,829)	(373)	—	(2,433)
Investments in and advances to equity investees	—	—	(5,000)	—	(5,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(61,526)	59,181	2,345	—	—
Other, net	(28)	793	60	—	825
Net cash used in investing activities of discontinued operations	—	(21,599)	—	—	(21,599)

Net cash used in investing activities	(66,626)	(9,554)	(54,915)	—	(131,095)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	247,097	—	—	—	247,097
Repayment of borrowings under revolving credit agreement	(247,097)	—	—	—	(247,097)
Proceeds from issuance of Senior Secured Notes	164,540	—	—	—	164,540
(Decrease) increase in intercompany loans	(19,558)	(49,615)	69,173	—	—
Repayment of Euro Notes	(158,027)	—	—	—	(158,027)
Principal payments under capital lease obligations	(4,476)	—	—	—	(4,476)
Proceeds from exercise of stock options	6,205	—	—	—	6,205
Payment of deferred financing fees	(7,140)	—	—	—	(7,140)

Net cash (used in) provided by financing activities	(18,456)	(49,615)	69,173	—	1,102

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,640)	(7,005)	11,746	—	(1,899)
Net Change in Cash and Cash Equivalents	(113,943)	(15,475)	11,058	(2,174)	(120,534)
Cash and Cash Equivalents at Beginning of Year	144,783	20,302	15,016	(165)	179,936

Cash and Cash Equivalents at End of Year	$30,840	$4,827	$26,074	$(2,339)	$59,402

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
Fiscal Year Ended December 31, 2011
(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Fifth & Pacific Companies, Inc.
Net cash provided by (used in) operating activities	$230,480	$(249,842)	$(6,021)	$8,355	$(17,028)
Cash Flows from Investing Activities:
Purchases of property and equipment	(32,962)	(20,465)	(8,134)	—	(61,561)
Net proceeds from dispositions	—	309,717	—	—	309,717
Payments for in-store merchandise shops	—	(2,093)	(517)	—	(2,610)
Investments in and advances to equity investees	—	(2,506)	—	—	(2,506)
Decrease (increase) in investments in and advances to consolidated subsidiaries	108,477	(86,954)	(21,523)	—	—
Other, net	60	326	626	—	1,012
Net cash (used in) provided by investing activities of discontinued operations	—	(11,177)	75,078	—	63,901

Net cash provided by investing activities	75,575	186,848	45,530	—	307,953

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	651,507	—	—	—	651,507
Repayment of borrowings under revolving credit agreement	(671,907)	—	—	—	(671,907)
Proceeds from issuance of Senior Secured Notes	220,094	—	—	—	220,094
(Decrease) increase in intercompany loans	(99,119)	129,104	(29,985)	—	—
Repayment of Euro Notes	(309,159)	—	—	—	(309,159)
Principal payments under capital lease obligations	(4,216)	—	—	—	(4,216)
Proceeds from exercise of stock options	304	—	—	—	304
Payment of deferred financing fees	(11,000)	—	(168)	—	(11,168)
Other, net	(805)	—	—	—	(805)
Net cash used in financing activities of discontinued operations	—	—	(2,663)	—	(2,663)

Net cash (used in) provided by financing activities	(224,301)	129,104	(32,816)	—	(128,013)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	59,607	(50,014)	(15,283)	—	(5,690)
Net Change in Cash and Cash Equivalents	141,361	16,096	(8,590)	8,355	157,222
Cash and Cash Equivalents at Beginning of Year	3,422	4,206	23,606	(8,520)	22,714

Cash and Cash Equivalents at End of Year	$144,783	$20,302	$15,016	$(165)	$179,936

Fifth & Pacific Companies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 25: SUBSEQUENT EVENTS

On January 9, 2014, the Board of Directors of the Company approved various changes to its senior management. As a result of the expected senior management transition, the Company estimates it will incur one-time non-cash severance charges of $16.5 million and cash severance charges of $6.5 million in the first quarter of 2014.

In the first quarter of 2014, the Company entered into employment agreements with certain executive officers. The Employment Agreements provide for, among other things, a one-time grant of market share units ("MSUs") with an aggregate grant date value of $21.0 million (the "Staking Grants") and annual long-term incentive awards having an aggregate total target and/or grant date value of $9.8 million for such executive officers. The Staking Grants vest 50% on the third anniversary of grant and 50% on the fifth anniversary of grant. The MSUs in each of the Staking Grants are earned based on the Company's 40-trading day average stock price on the date the MSUs are settled as compared to that average stock price on the date the MSUs are granted. Half of the long term incentive awards granted will consist of an award of MSUs that vests 50% on each of the second and third anniversaries of the grant date and has a minimum earnout of 30% of target. The second half will consist of an award of performance shares that vests on the third anniversary of the grant date based on the Company's Total Shareholder Return relative to the S&P Mid-Cap Index Total Shareholder Return.

On February 3, 2014, the Company sold 100% of the capital stock of Lucky Brand, to LBD Acquisition, for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note issued by Lucky Brand LLC to the Company at closing of the stock purchase, subject to working capital and other adjustments. The Company has also agreed to provide certain transition services to LBD Acquisition and Lucky Brand LLC. An offer to purchase the Senior Notes with the $75.0 million of Net Proceeds from the sale of the LUCKY BRAND business is currently underway. To the extent holders of the Senior Notes do not accept the offer, the Company expects to use any remaining net cash proceeds for the payment of various transaction and transition costs incurred, with the remainder to be used for general corporate purposes, including debt reduction.

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe for $32.0 million, including $2.0 million for working capital and other previously agreed adjustments, which will be funded in the first quarter of 2014.

Fifth & Pacific Companies, Inc. and Subsidiaries

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
In thousands	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED DECEMBER 28, 2013
Accounts receivable — allowance for doubtful accounts	$1,625	$229	$—	$54	(a)(b)	$1,800
Allowance for returns	8,501	85,083	—	86,354		7,230
Allowance for discounts	533	371	—	872		32
Deferred tax valuation allowance	545,565	—	—	48,080		497,485
YEAR ENDED DECEMBER 29, 2012
Accounts receivable — allowance for doubtful accounts	$340	$1,555	$—	$270	(a)	$1,625
Allowance for returns	8,053	109,493	—	109,045		8,501
Allowance for discounts	569	3,626	—	3,662		533
Deferred tax valuation allowance	494,745	50,820	—	—		545,565
YEAR ENDED DECEMBER 31, 2011
Accounts receivable — allowance for doubtful accounts	$16,567	$581	$—	$16,808	(a)(c)	$340
Allowance for returns	17,218	114,979	—	124,144		8,053
Allowance for discounts	919	7,071	—	7,421		569
Deferred tax valuation allowance	452,855	41,890	—	—		494,745

(a)
Uncollectible accounts written off, less recoveries.

(b)
Deductions for the year ended December 28, 2013 reflected the presentation of the LUCKY BRAND as held for sale.

(c)
Deductions for the year ended December 31, 2011 reflected the sale of an 81.25% interest in the former global Mexx business.