Form 10-Q
period 2014-04-05
Kate Spade & Co
filed 2014-05-14
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 5, 2014

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................................................................................to..................................................................................

Commission file number:	1-10689

KATE SPADE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at May 2, 2014 was 126,546,550.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

April 5, 2014

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

•                  general economic conditions in the United States, Asia, Europe and other parts of the world;

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

•                  changes in the cost of raw materials, occupancy, labor, advertising and transportation which could impact prices of our products;

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

•                  our ability to achieve the business plan for our KATE SPADE SATURDAY business, including our ability to attract new customers and achieve favorable margins;

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

•                  risks associated with the sale of the JUICY COUTURE intellectual property to Authentic Brands Group, including our ability to complete the transition plan for the JUICY COUTURE business in a satisfactory manner and to manage the associated transition costs, the impact of the transition plan and the announced future plans for the JUICY COUTURE brand on our relationships with our employees, our major customers, vendors and landlords and unanticipated expenses and charges that may occur as a result of the transition plan and the announced future plans for the JUICY COUTURE brand, such as litigation risks, including litigation regarding employment and workers’ compensation;

•                  our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

•                  whether we will be successful operating the KATE SPADE businesses in Japan and Southeast Asia and the risks associated with such operations, including with respect to the conclusion of transition services provided by our former operating partners;

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

•                  risks associated with data security, including privacy breaches;

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

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2013 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 5, 2014	December 28, 2013	March 30, 2013
Assets
Current Assets:
Cash and cash equivalents	$128,477	$130,222	$7,404
Accounts receivable - trade, net	87,053	89,554	102,490
Inventories, net	210,110	184,634	219,974
Deferred income taxes	174	218	1,490
Other current assets	53,918	45,031	50,829
Assets held for sale	11,282	202,054	--
Total current assets	491,014	651,713	382,187

Property and Equipment, Net	155,783	149,071	220,664
Goodwill	71,914	49,111	54,706
Intangibles, Net	94,270	90,678	128,340
Deferred Income Taxes	56	57	133
Note Receivable	85,877	--	--
Other Assets	37,724	36,881	40,251
Total Assets	$936,638	$977,511	$826,281

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Short-term borrowings	$5,322	$3,407	$47,268
Convertible Senior Notes	--	--	8,150
Accounts payable	118,605	142,654	146,665
Accrued expenses	173,241	200,178	197,112
Income taxes payable	1,588	2,631	486
Deferred income taxes	--	--	231
Liabilities held for sale	7,628	96,370	--
Total current liabilities	306,384	445,240	399,912

Long-Term Debt	390,273	390,794	383,312
Other Non-Current Liabilities	156,930	157,335	191,081
Deferred Income Taxes	16,742	16,624	22,158
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	181,538	155,984	148,446
Retained earnings	1,033,865	1,020,633	950,040
Accumulated other comprehensive loss	(19,574)	(20,879)	(14,148)
	1,372,266	1,332,175	1,260,775
Common stock in treasury, at cost 49,900,684, 53,501,234 and 56,488,599 shares	(1,305,957)	(1,364,657)	(1,430,957)
Total stockholders’ equity (deficit)	66,309	(32,482)	(170,182)
Total Liabilities and Stockholders’ Equity (Deficit)	$936,638	$977,511	$826,281

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Three Months Ended
	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)

Net Sales	$328,091	$245,687

Cost of goods sold	146,624	104,631

Gross Profit	181,467	141,056

Selling, general & administrative expenses	224,549	163,091

Operating Loss	(43,082)	(22,035)

Other expense, net	(251)	(1,905)

Loss on sales of trademarks	--	(1,274)

Loss on extinguishment of debt	--	(1,108)

Interest expense, net	(9,522)	(12,341)

Loss Before Provision for Income Taxes	(52,855)	(38,663)

Provision for income taxes	1,807	954

Loss from Continuing Operations	(54,662)	(39,617)

Discontinued operations, net of income taxes	100,832	(12,557)

Net Income (Loss)	$46,170	$(52,174)

(Loss) Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.44)	$(0.33)
Net Income (Loss)	$0.37	$(0.44)

Weighted Average Shares, Basic and Diluted	124,403	119,032

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)

Net Income (Loss)	$46,170	$(52,174)

Other Comprehensive Income (Loss), Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	1,685	(4,545)

Change in fair value of cash flow hedges, net of income taxes of $(232) and $288, respectively	(380)	471

Comprehensive Income (Loss)	$47,475	$(56,248)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)
Cash Flows from Operating Activities:
Net Income (Loss)	$46,170	$(52,174)
Adjustments to arrive at loss from continuing operations	(100,832)	12,557
Loss from continuing operations	(54,662)	(39,617)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	19,078	13,869
Loss on asset disposals and impairments, including streamlining initiatives, net	1,859	1,205
Share-based compensation	20,324	1,787
Loss on sales of trademarks	--	1,274
Loss on extinguishment of debt	--	1,108
Foreign currency (gains) losses, net	(874)	6,242
Other, net	307	322
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(685)	18,934
Increase in inventories, net	(23,943)	(7,399)
(Increase) decrease in other current and non-current assets	(4,594)	32
Decrease in accounts payable	(17,604)	(12,721)
Decrease in accrued expenses and other non-current liabilities	(19,386)	(36,757)
Net change in income tax assets and liabilities	(1,057)	694
Net cash used in operating activities of discontinued operations	(17,353)	(15,058)
Net cash used in operating activities	(98,590)	(66,085)

Cash Flows from Investing Activities:
Net payments for dispositions	(7,747)	--
Purchases of property and equipment	(27,921)	(15,465)
Payments for purchases of businesses	(32,268)	--
Payments for in-store merchandise shops	(786)	(232)
Investments in and advances to equity investee	--	(3,000)
Other, net	66	(52)
Net cash provided by (used in) investing activities of discontinued operations	138,454	(7,801)
Net cash provided by (used in) investing activities	69,798	(26,550)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	1,908	136,385
Repayment of borrowings under revolving credit agreement	--	(92,301)
Principal payments under capital lease obligations	(98)	(1,161)
Proceeds from exercise of stock options	30,336	395
Payment of deferred financing fees	(982)	(444)
Net cash provided by financing activities	31,164	42,874

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(533)	(2,237)

Net Change in Cash and Cash Equivalents	1,839	(51,998)
Cash and Cash Equivalents at Beginning of Period	130,222	59,402
Cash and Cash Equivalents at End of Period	132,061	7,404
Less: Cash and Cash Equivalents Held for Sale	3,584	--
Cash and Cash Equivalents	$128,477	$7,404

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands, except per share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Kate Spade & Company and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Information presented as of December 28, 2013 is derived from audited financial statements.

Effective February 25, 2014, the Company completed its previously announced corporate name change from Fifth & Pacific Companies, Inc. to reflect the Company’s mono-brand focus following the sales of the Lucky Brand business and the sale of its JUICY COUTURE brandname and related intellectual property assets (the “Juicy Couture IP”). The Company’s stock trades on the New York Stock Exchange (“NYSE”) as Kate Spade & Company under the symbol “KATE.”

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, e-commerce, concessions, wholesale apparel, wholesale non-apparel and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considered economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company reports its operations in three reportable segments, as follows:

•                  KATE SPADE segment – consists of the specialty retail, outlet, e-commerce, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags) and licensing operations of the kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands.

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

•                  JUICY COUTURE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the JUICY COUTURE brand. The Company continues wind-down operations of the JUICY COUTURE brand, pursuant to the license agreement with ABG – Juicy LLC, an affiliate of Authentic Brands Group (“ABG”), as discussed below.

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited (“Globalluxe”) for $32.3 million, including $2.3 million for working capital and other previously agreed adjustments (see Note 2 – Acquisition).

On February 3, 2014, the Company sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. (“Lucky Brand”) to LBD Acquisition Company, LLC (“LBD Acquisition”), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P. (“Leonard Green”), for an aggregate payment of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the “Lucky Brand Note”) issued by Lucky Brand Dungarees, LLC (“Lucky Brand LLC”) at closing, subject to working capital and other adjustments (the “Lucky Brand Transaction”). The assets and liabilities of the former Lucky Brand business were segregated and reported as held for sale as of December 28, 2013 (see Note 3 – Discontinued Operations). The Lucky Brand Note matures in February 2017 and is guaranteed by substantially all of Lucky Brand LLC’s subsidiaries. The Lucky Brand Note is secured by second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC’s asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year in equal monthly increments and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without the Company’s consent.

On November 6, 2013, the Company completed the sale of the Juicy Couture IP to ABG for a total purchase price of $195.0 million. An additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP is licensed back to the Company until December 31, 2014 to accommodate the wind-down of operations. JUICY COUTURE will pay guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On March 29, 2014, the Company entered into an agreement to sell its JUICY COUTURE business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments. The transaction closed on April 7, 2014.

The activities of the Company’s former Lucky Brand business and its JUICY COUTURE business in Europe have been segregated and reported as discontinued operations for all periods presented. The Company continues activities with certain JUICY COUTURE operations and therefore the remaining activities of that brand have not been presented as discontinued operations.

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2014 fiscal year, ending January 3, 2015, reflects a 53-week period, resulting in a 14-week, three-month period for the first quarter. The 2013 fiscal year, ending December 28, 2013, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter.

PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated Financial Statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2014, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On December 29, 2013, the first day of the Company’s 2014 fiscal year, the Company adopted new accounting guidance on the presentation of unrecognized tax benefits, which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or that the tax law of the applicable jurisdiction does not require the entity to use; and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of the new accounting guidance did not affect the Company’s financial position, results of operations or cash flows.

2.    ACQUISITION

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe for a purchase price of $32.3 million, including $2.3 million for working capital and other previously agreed adjustments.

In Hong Kong, Macau and Taiwan, the Company directly owns and operates the related businesses previously operated by Globalluxe. The Company’s distribution partner operates the KATE SPADE businesses in Singapore, Malaysia and Indonesia through distribution agreements and funded approximately $1.5 million to Globalluxe to acquire operating assets in certain regions. Globalluxe and its distribution partners operated six stores and one concession in Hong Kong, one concession in Taiwan, one store in Macau, two stores and one concession in Singapore, two stores in Malaysia, three stores and one concession in Indonesia, and two stores and six concessions in Thailand. Prior to the transaction, the Company maintained wholesale distribution to Globalluxe. Following the transaction, the Company maintains wholesale distribution to distributors who operate the businesses in Singapore, Malaysia, Indonesia and Thailand and recognizes direct-to-consumer sales in Hong Kong, Macau and Taiwan.

The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Accordingly, the Company recorded $21.8 million of goodwill, which is reflected in the KATE SPADE reportable segment. The recorded goodwill is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

In thousands
Assets acquired:
Current assets	$3,549
Property and equipment, net	1,267
Goodwill and intangibles, net	26,592
Other assets	860
Total assets acquired	$32,268

The following table presents details of the acquired intangible assets:

In thousands	Useful Life	Estimated Fair Value
Reacquired distribution rights	1.7 years	$ 4,500
Retail customer list	3 years	256

3.    DISCONTINUED OPERATIONS

The Company completed the sale of Lucky Brand in February 2014. As discussed above, on April 7, 2014, the Company sold its JUICY COUTURE business in Europe.

The components of Assets held for sale and Liabilities held for sale related to the JUICY COUTURE business in Europe as of April 5, 2014 and the former Lucky Brand business as of December 28, 2013 were as follows:

In thousands	April 5, 2014	December 28, 2013
Assets held for sale:
Cash and cash equivalents	$3,584	$163
Accounts receivable – trade, net	1,400	41,709
Inventories, net	2,618	80,503
Property and Equipment, net	601	68,533
Other assets	3,079	11,146
Assets held for sale	$11,282	$202,054
Liabilities held for sale:
Accounts payable	$4,017	$52,977
Accrued expenses	1,039	27,773
Other liabilities	2,572	15,620
Liabilities held for sale	$7,628	$96,370

The Company recorded pretax income (charges) of $105.3 million and $(12.7) million during the three months ended April 5, 2014 and March 30, 2013, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Three Months Ended
In thousands	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)

Net sales	$46,109	$126,088

(Loss) income before provision for income taxes	$(3,785)	$245
Provision for income taxes	639	56
(Loss) income from discontinued operations, net of income taxes	$(4,424)	$189

Gain (loss) on disposal of discontinued operations, net of income taxes	$105,256	$(12,746)

For the three months ended April 5, 2014 and March 30, 2013, the Company recorded charges of $7.5 million, which included $5.2 million of share-based compensation expense, and $0.1 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

4.    STOCKHOLDERS’ EQUITY (DEFICIT)

Activity for the three months ended April 5, 2014 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 28, 2013	$155,984	$1,020,633	$(1,364,657)
Net income	--	46,170	--
Exercise of stock options	--	(24,111)	54,447
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(8,827)	4,253
Share-based compensation	25,554	--	--
Balance as of April 5, 2014	$181,538	$1,033,865	$(1,305,957)

Activity for the three months ended March 30, 2013 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 29, 2012	$147,018	$1,071,551	$(1,511,862)
Net loss	--	(52,174)	--
Exercise of stock options	--	(1,390)	1,785
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(2,785)	2,028
Share-based compensation	2,080	--	--
Exchange of Convertible Senior Notes, net	(652)	(65,162)	77,092
Balance as of March 30, 2013	$148,446	$950,040	$(1,430,957)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	April 5, 2014	December 28, 2013	March 30, 2013
Cumulative translation adjustment, net of income taxes of $0	$(20,177)	$(21,862)	$(14,619)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $370, $602 and $288, respectively	603	983	471
Accumulated other comprehensive loss, net of income taxes	$(19,574)	$(20,879)	$(14,148)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended April 5, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 28, 2013	$(21,862)	$983
Other comprehensive income (loss) before reclassification	1,685	(141)
Amounts reclassified from accumulated other comprehensive income	--	(239)
Net current-period other comprehensive income (loss)	1,685	(380)
Balance as of April 5, 2014	$(20,177)	$603

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended March 30, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 29, 2012	$(10,074)	$--
Other comprehensive (loss) income before reclassification	(4,545)	377
Amounts reclassified from accumulated other comprehensive income	--	94
Net current-period other comprehensive (loss) income	(4,545)	471
Balance as of March 30, 2013	$(14,619)	$471

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	April 5, 2014	December 28, 2013	March 30, 2013
Raw materials and work in process	$1,569	$1,028	$1,087
Finished goods	208,541	183,606	218,887
Total inventories, net	$210,110	$184,634	$219,974

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	April 5, 2014	December 28, 2013	March 30, 2013
Land and buildings (a)	$9,300	$9,300	$45,988
Machinery and equipment (b)	170,382	171,811	209,412
Furniture and fixtures (b)	84,107	83,753	133,430
Leasehold improvements (b)	179,620	173,207	257,773
	443,409	438,071	646,603
Less: Accumulated depreciation and amortization (b)	287,626	289,000	425,939
Total property and equipment, net	$155,783	$149,071	$220,664

(a)	The decrease in the balance compared to March 30, 2013 primarily reflected the sale-leaseback of the Company’s North Bergen, NJ office and West Chester, OH distribution center (the “Ohio Facility”).
(b)

The decrease in the balance compared to March 30, 2013 primarily reflected the sale of the former Lucky Brand business and non-cash impairment charges recorded in the fourth quarter of 2013 associated with the wind-down of the JUICY COUTURE operations.

Depreciation and amortization expense on property and equipment for the three months ended April 5, 2014 and March 30, 2013 was $16.2 million and $14.0 million, respectively, which included depreciation for property and equipment under capital leases of $0.2 million and $0.5 million, respectively. Property and equipment under capital leases was $9.3 million, $9.3 million and $22.6 million as of April 5, 2014, December 28, 2013 and March 30, 2013, respectively.

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

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	April 5, 2014	December 28, 2013	March 30, 2013

Amortized intangible assets:
Gross carrying amount:
Owned trademarks	5 years	$2,000	$2,000	$1,479
Customer relationships	11 years	7,545	7,273	7,370
Merchandising rights (a)	4 years	6,856	6,087	15,407
Reacquired rights (b)	2 years	16,037	11,299	12,607
Other	4 years	2,322	2,322	2,322
Subtotal		34,760	28,981	39,185
Accumulated amortization:
Owned trademarks		(200)	(100)	(1,396)
Customer relationships		(4,245)	(4,022)	(3,374)
Merchandising rights		(2,918)	(2,595)	(9,845)
Reacquired rights		(5,898)	(4,394)	(1,751)
Other		(2,129)	(2,092)	(1,979)
Subtotal		(15,390)	(13,203)	(18,345)
Net:
Owned trademarks		1,800	1,900	83
Customer relationships		3,300	3,251	3,996
Merchandising rights		3,938	3,492	5,562
Reacquired rights		10,139	6,905	10,856
Other		193	230	343
Total amortized intangible assets, net		19,370	15,778	20,840

Unamortized intangible assets:
Owned trademarks (c)		74,900	74,900	107,500
Total intangible assets		$94,270	$90,678	$128,340

Goodwill (b)		$71,914	$49,111	$54,706

(a)	The decrease in the balance compared to March 30, 2013 primarily reflected the sale of the Lucky Brand business and the impairment of the JUICY COUTURE merchandising rights.
(b)	The increase in the balance compared to March 30, 2013 primarily reflected the reacquired existing KATE SPADE businesses in Southeast Asia (see Note 2 – Acquisition).
(c)

The decrease in the balance compared to March 30, 2013 primarily reflected the sale of the Juicy Couture IP (see Note 1 – Basis of Presentation), a non-cash impairment charge of $3.3 million in the Company’s Adelington Design Group segment related to the TRIFARI trademark and the reclassification of the remaining carrying value of such trademark to an amortized intangible asset in the third quarter of 2013.

Amortization expense of intangible assets was $2.2 million and $1.6 million for the three months ended April 5, 2014 and March 30, 2013, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2014	$7.9
2015	6.7
2016	1.7
2017	1.3
2018	0.8

The changes in carrying amount of goodwill for the three months ended April 5, 2014 were as follows:

In thousands	KATE SPADE	Adelington Design Group	Total
Balance as of December 28, 2013	$47,664	$1,447	$49,111
Acquisition of existing KATE SPADE businesses in Southeast Asia	21,836	--	21,836
Translation adjustment	1,003	(36)	967
Balance as of April 5, 2014	$70,503	$1,411	$71,914

The changes in carrying amount of goodwill for the three months ended March 30, 2013 were as follows:

In thousands	KATE SPADE	Adelington Design Group	Total
Balance as of December 29, 2012	$58,669	$1,554	$60,223
Translation adjustment	(5,486)	(31)	(5,517)
Balance as of March 30, 2013	$53,183	$1,523	$54,706

8.    INCOME TAXES

During the first quarter of 2014 and 2013, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the three months ended April 5, 2014 and March 30, 2013 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom, Canada and Brazil. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years before 2009. As a result of a 2009 US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005. In addition, the IRS and other taxing authorities can also subject the Company’s net operating loss carryforwards to further review when such net operation loss carryforwards are utilized.

The Company expects a reduction in the liability for unrecognized tax benefits by an amount between $71.7 million and $73.8 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of April 5, 2014, uncertain tax positions of $84.1 million exist, which would provide an effective rate impact in the future if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	April 5, 2014	December 28, 2013	March 30, 2013
6.0% Convertible Senior Notes, due June 2014 (a)	$--	$--	$8,150
10.5% Senior Secured Notes, due April 2019	381,799	382,209	383,312
Revolving credit facility	4,900	2,997	44,084
Capital lease obligations (b)	8,896	8,995	3,184
Total debt	395,595	394,201	438,730
Less: Short-term borrowings (c)	5,322	3,407	47,268
Convertible Notes (d)	--	--	8,150
Long-term debt	$390,273	$390,794	$383,312

(a)

The decrease in the balance compared to March 30, 2013 reflected the exchange of the remaining aggregate principal amount of the 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) during 2013. The balance at March 30, 2013 represented principal of $8.8 million and an unamortized debt discount of $0.6 million.

(b)

The increase in the balance compared to March 30, 2013 primarily reflected the sale-leaseback for the office building in North Bergen, NJ during the second quarter of 2013, partially offset by the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

(c)

At April 5, 2014, December 28, 2013 and March 30, 2013, the balance consisted of outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “Amended Facility”) and obligations under capital leases.

(d)	The Convertible Notes were reflected as a current liability since they were convertible at March 30, 2013.

Convertible Notes

During the first quarter of 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company’s common stock. The Company recognized $1.1 million pretax loss on the extinguishment of debt related to the Convertible Notes in the first quarter of 2013.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes (the “Original Notes,” together with the June 2012 issuance of $152.0 million aggregate principal amount of 10.5% Senior Notes (the “Additional Notes”), the “Senior Notes”). The Company used the net proceeds of $212.9 million from such issuance of the Original Notes primarily to fund a tender offer of 128.5 million euro aggregate principal amount of 5.0% Euro Notes due July 8, 2013 (the “Euro Notes”) on April 8, 2011. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its Amended Facility and to fund the redemption of 52.9 million euro aggregate principal amount of Euro Notes on July 12, 2012. The Company used the remaining proceeds to fund a portion of the acquisition of a 51.0% interest in Kate Spade Japan Co., Ltd (“KSJ”).

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

Pursuant to registration rights agreements executed as part of the offering of Original Notes and the Additional Notes, the Company was required to complete SEC-registered offers to issue new Senior Notes (with substantially the same terms and principal amount) in exchange for the Original Notes and the Additional Notes. The Company was required to pay additional interest on the Senior Notes through the completion of the exchange offers on March 20, 2013. All accrued and unpaid additional interest was paid (together with regular interest on the Senior Notes) on April 15, 2013.

On March 14, 2014, the Company issued a conditional redemption notice (the “Notice”) with respect to the Senior Notes. Pursuant to the Notice, the Company gave holders of the Senior Notes notice that it would redeem up to $37.2 million aggregate principal amount of the Senior Notes (the “Redemption Notes”) at a price equal to 103.0% of the aggregate principal amount of the Redemption Notes, plus accrued interest. Such redemption occurred on April 14, 2014. The remaining principal amount of the Senior Notes of $334.8 million was redeemed in the second quarter of 2014 with the proceeds for a term loan issuance (see Note 20 – Subsequent Events).

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

Effective November 6, 2013, the Company entered into an amendment to the Amended Facility to permit the sale of the Juicy Couture IP and permit the Company to add back to Adjusted EBITDA such cash restructuring and transition charges associated with that transaction in the calculation of certain covenants included in the Company’s debt and credit facilities.

Effective February 3, 2014, the Company entered into an amendment to the Amended Facility to permit the sale of the former Lucky Brand business.

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

As of April 5, 2014, availability under the Company’s Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$ 350,000	$215,997	$4,900	$18,388	$192,709	$157,709

(a)	Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the prior Amended Facility of $35.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company’s capital lease obligations of $8.9 million and $9.0 million as of April 5, 2014 and December 28, 2013, respectively, included $0.4 million within Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	April 5, 2014	December 28, 2013	March 30, 2013
Financial Assets:
Derivatives	$1,052	$1,701	$608
Financial Liabilities:
Derivatives	$--	$--	$(157)

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses for the Three Months Ended
In thousands	March 30, 2013	Level 1	Level 2	Level 3	March 30, 2013
Property and equipment	$27	$--	$--	$27	$667

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 5, 2014		December 28, 2013		March 30, 2013
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
6.0% Convertible Senior Notes, due June 2014 (a)	$--	$--	$--	$--	$46,312	$8,150
10.5% Senior Secured Notes due April 2019 (a)	392,460	381,799	400,830	382,209	417,570	383,312
Revolving credit facility (b)	4,900	4,900	2,997	2,997	44,084	44,084

(a)              Carrying values include unamortized debt discount or premium.

(b)              Borrowings under the revolving credit facility bear interest based on market rate; accordingly its fair value approximates its carrying value.

The fair values of the Company’s debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values. The fair values of cash and cash equivalents, receivables and accounts payable approximate their carrying values due to the short-term nature of these instruments. The estimated fair value of the Lucky Brand Note approximates its carrying value.

11.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Since 2009, the Company has completed various disposition transactions, including the licensing arrangements with J.C. Penney Corporation, Inc. (“JCPenney”) in the US and Puerto Rico and with QVC, Inc. (“QVC”), the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks, the sale of the Juicy Couture IP and the sale of Lucky Brand, which resulted in the removal of buying/sourcing for such products from the Li & Fung buying/sourcing arrangement. As a result, the Company refunded $24.3 million of the closing payment in the second quarter of 2010 and $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. The Company was not required to make any payments to Li & Fung as a result of the sale of

Lucky Brand. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company remains secondarily liable for the remaining obligations on 208 such leases. As of April 5, 2014, the future aggregate payments under these leases amounted to $195.9 million and extended to various dates through 2025.

On November 19, 2013, the Company entered into an agreement to terminate the lease of its JUICY COUTURE flagship store on Fifth Avenue in New York City in exchange for $51.0 million, which is expected to be completed in the second quarter of 2014.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of April 5, 2014, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In millions
2014	$1,495
2015	2,036
2016	2,089
2017	2,141
2018	2,194
Thereafter	15,328
Total	25,283
Less: Amounts representing interest and executory costs	(16,387)
Net present values	8,896
Less: Capital lease obligations included in short-term debt	(422)
Long-term capital lease obligations	$8,474

Other

The Company is a party to various pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

12.    STREAMLINING INITIATIVES

2014 Actions

In connection with the sale of the Juicy Couture IP and former Lucky Brand business, the Board of Directors of the Company approved various changes to its senior management, which resulted in charges related to severance in the first quarter of 2014. As discussed in Note 17 – Share-Based Compensation, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers. In addition, as a result of the reduction of office space in the Company’s former New York office, the Company recorded charges related to contract terminations and other charges in the first quarter of 2014.

2013 Actions

In connection with the sale of the Juicy Couture IP, the Company initiated actions to reduce staff at JUICY COUTURE during the fourth quarter of 2013. Also, as a result of the requirement to wind down the JUICY COUTURE operations, the Company expects to close JUICY COUTURE offices and retail locations that will not be converted to KATE SPADE stores. These actions resulted in charges related to asset impairments, severance and other items and are expected to be substantially completed by the end of the second quarter of 2014.

2011 Actions

In the second quarter of 2011, the Company initiated actions to close its Ohio distribution center (the “Ohio Facility”), which were expected to be completed in the fourth quarter of 2012. In August 2012, the Company encountered systems and operational issues that delayed the planned migration of the Company’s product distribution function out of the Ohio Facility. Subsequently, the Company determined that it would continue to use the Ohio Facility and discontinue the migration of the product distribution function to Li & Fung, and the Company mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. On February 5, 2013, the Company entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges and were substantially completed in the second quarter of 2013.

For the three months ended April 5, 2014, the Company recorded pretax charges totaling $33.8 million related to these initiatives. The Company expects to pay approximately $16.7 million of accrued streamlining costs in the next 12 months. For the three months ended March 30, 2013, the Company recorded pretax charges of $4.7 million related to these initiatives, including $2.4 million of payroll and related costs, $0.2 million of contract termination costs, $0.7 million of asset write-downs and disposals and $1.4 million of other costs. Approximately $17.5 million and $0.7 million of these charges were non-cash during the three months ended April 5, 2014 and March 30, 2013, respectively.

For the three months ended April 5, 2014 and March 30, 2013, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Three Months Ended
In thousands	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)
KATE SPADE	$2,097	$694
Adelington Design Group	103	329
JUICY COUTURE	1,597	2,248
Lucky Brand (a)	--	1,065
Corporate	29,968	372
Total	$33,765	$4,708

(a)	Represents restructuring charges principally related to distribution functions that are not directly attributable to Lucky Brand and therefore have not been included in discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at December 28, 2013	$10,094	$2,115	$--	$11,877	$24,086
2014 provision (a)	29,401	4,582	958	(1,176)	33,765
2014 asset write-downs	--	--	(958)	--	(958)
2014 spending (a)	(32,890)	(255)	--	145	(33,000)
Balance at April 5, 2014 (b)	$6,605	$6,442	$--	$10,846	$23,893

(a)	Payroll and related costs and spending include $16.5 million of non-cash share-based compensation expense.
(b)	The balance in other costs at April 5, 2014 includes $10.1 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Three Months Ended
In thousands	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)
Loss from continuing operations	$(54,662)	$(39,617)
Income (loss) from discontinued operations, net of income taxes	100,832	(12,557)
Net income (loss)	$46,170	$(52,174)

Basic weighted average shares outstanding	124,403	119,032
Stock options and nonvested shares (a)(b)	--	--
Convertible Notes(c)	--	--
Diluted weighted average shares outstanding	124,403	119,032

(Loss) Earnings per share:
Basic and Diluted
Loss from continuing operations	$(0.44)	$(0.33)
Income (loss) from discontinued operations	$0.81	$(0.11)
Net income (loss)	$0.37	$(0.44)

(a)

Because the Company incurred a loss from continuing operations for the three months ended April 5, 2014 and March 30, 2013, approximately 1.7 million and 5.6 million outstanding stock options and approximately 1.7 million and 0.4 million outstanding nonvested shares were considered antidilutive for such periods, and excluded from the computation of diluted loss per share.

(b)	Excludes approximately 1.1 million nonvested shares for the three months ended March 30, 2013, for which the performance criteria have not yet been achieved.
(c)

Because the Company incurred a loss from continuing operations for the three months ended March 30, 2013, approximately 3.3 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such period, and were excluded from the computation of diluted loss per share.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the three months ended April 5, 2014 and March 30, 2013, the Company had net income tax payments of $2.9 million and $0.3 million, respectively and made interest payments of $0.7 million and $0.7 million, respectively. As of April 5, 2014, December 28, 2013 and March 30, 2013, the Company accrued capital expenditures totaling $8.9 million, $13.3 million and $3.5 million, respectively.

Depreciation and amortization expense for the three months ended April 5, 2014 and March 30, 2013 included $1.2 million and $2.1 million, respectively, related to amortization of deferred financing costs.

On February 3, 2014, the Company received a three-year $85.0 million note issued by Lucky Brand LLC (see Note 1 – Basis of Presentation), which is reflected in Note Receivable on the accompanying Condensed Consolidated Balance Sheet.

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

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions of $5.5 million to KSC in 2013, of which $3.0 million was paid in the first quarter of 2013.

The Company’s equity in (loss) earnings of its equity investee was $(0.3) million in the first quarter of 2014 and 2013. As of April 5, 2014, December 28, 2013 and March 30, 2013, the Company recorded $9.1 million, $9.4 million and $7.8 million, respectively, related to its investments in KSC, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business until the third quarter of 2013 and accounted for its investment at cost. The Company’s cost investment was valued at $10.0 million as of March 30, 2013 and was included in Other assets on the accompanying Condensed Consolidated Balance Sheet.

15.    SEGMENT REPORTING

The Company’s segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of the Company’s businesses across multiple functional areas including specialty retail, retail outlets, e-commerce, concessions, wholesale apparel, wholesale non-apparel and licensing. The three reportable segments described below represent the Company’s brand-based activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, the Company configured its operations into the following three reportable segments, each reflecting the different financial missions, cultural profiles and focal points appropriate for these three reportable segments:

•                  KATE SPADE segment – consists of the specialty retail, outlet, e-commerce, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags) and licensing operations of the kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands.

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

•                  JUICY COUTURE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the JUICY COUTURE brand. The Company continues wind-down operations of the JUICY COUTURE brand, pursuant to the license agreement with ABG.

As discussed in Note 1 – Basis of Presentation, on February 3, 2014, the Company completed the sale of Lucky Brand.

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. Unallocated Corporate costs also exclude non-cash share-based compensation expense. In addition, Segment Adjusted EBITDA does not include Corporate expenses associated with the following functions: corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of corporate facilities and the Company’s former executive offices, which are included in Unallocated Corporate costs. The Company does not allocate amounts reported below Operating loss to its reportable segments, other than equity income (loss) in the Company’s equity method investee. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA (a)	% of Sales
Three Months Ended April 5, 2014 (14 weeks)
Reportable Segments:
KATE SPADE	$217,128	66.2%	$32,269	14.9%
Adelington Design Group	6,486	2.0%	427	6.6%
JUICY COUTURE	104,477	31.8%	(19)	--%
Lucky Brand	--	-- %	54	--%
Corporate	--	-- %	(15,275)	--%
Totals	$328,091	100.0%

Three Months Ended March 30, 2013 (13 weeks)
Reportable Segments:
KATE SPADE	$140,963	57.4%	$18,956	13.4%
Adelington Design Group	15,486	6.3%	3,872	25.0%
JUICY COUTURE	89,238	36.3%	(8,596)	(9.6)%
Lucky Brand	--	--%	(660)	--%
Corporate	--	--%	(17,119)	--%
Totals	$245,687	100.0%

(a)

The Adjusted EBITDA of the Lucky Brand reportable segment represents expenses related principally to distribution functions that were included in the Lucky Brand historical results, but are not directly attributable to Lucky Brand and therefore, have not been included in discontinued operations.

The following tables provide a reconciliation to Loss from Continuing Operations:

	Three Months Ended
In thousands	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)
Reportable Segments Adjusted EBITDA:
KATE SPADE (a)	$32,269	$18,956
Adelington Design Group	427	3,872
JUICY COUTURE	(19)	(8,596)
Lucky Brand	54	(660)
Total Reportable Segments Adjusted EBITDA	32,731	13,572
Unallocated Corporate Costs	(15,275)	(17,119)
Depreciation and amortization, net (b)	(15,223)	(12,233)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(25,289)	(4,738)
Share-based compensation (d)	(20,324)	(1,787)
Equity loss included in Reportable Segments Adjusted EBITDA	298	270
Operating Loss	(43,082)	(22,035)
Other expense, net (a)	(251)	(1,905)
Loss on sales of trademarks	--	(1,274)
Loss on extinguishment of debt	--	(1,108)
Interest expense, net	(9,522)	(12,341)
Provision for income taxes	1,807	954
Loss from Continuing Operations	$(54,662)	$(39,617)

(a)	Amounts include equity in the losses of the Company’s equity method investee of $0.3 million for the three months ended April 5, 2014 and March 30, 2013.
(b)	Excludes amortization included in Interest expense, net.
(c)	See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.
(d)	Includes share-based compensation expense of $16.5 million and $0.4 million in 2014 and 2013, respectively, that was classified as restructuring.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Three Months Ended April 5, 2014 (14 weeks)
Domestic	$275,480	84.0%
International	52,611	16.0%
Total	$328,091	100.0%

Three Months Ended March 30, 2013 (13 weeks)
Domestic	$214,746	87.4%
International	30,941	12.6%
Total	$245,687	100.0%

There were no significant changes in segment assets during the three months ended April 5, 2014.

16.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company utilizes foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by KSJ. As of April 5, 2014, the Company had forward contracts maturing through March 2015 to sell 2.1 billion yen for $20.6 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of April 5, 2014, the Company had forward contracts to sell 4.0 billion yen for $39.2 million maturing through June 2014. Transaction (losses) gains of $(0.6) million and $4.0 million related to these derivative instruments were reflected within Other expense, net for the three months ended April 5, 2014 and March 30, 2013, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 5, 2014	Other current assets	$12,750	$609	Accrued expenses	$7,850	$--
December 28, 2013	Other current assets	21,050	1,317	Accrued expenses	--	--
March 30, 2013	Other current assets	16,303	608	Accrued expenses	--	--

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 5, 2014	Other current assets	$39,154	$443	Accrued expenses	$--	$--
December 28, 2013	Other current assets	38,403	384	Accrued expenses	--	--
March 30, 2013	Other current assets	--	--	Accrued expenses	42,277	157

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount Recognized in Operations on Derivative (Ineffective Portion)
Three months ended April 5, 2014 (14 weeks)	$(227)	Cost of goods sold	$385	$--
Three months ended March 30, 2013 (13 weeks)	768	Cost of goods sold	9	--

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

During the first quarter of 2014, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company’s share-based payment awards totaled $20.3 million, which included $16.5 million that was classified as restructuring, and $1.8 million for the three months ended April 5, 2014 and March 30, 2013, respectively.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

Three Months Ended
Valuation Assumptions:	March 30, 2013
Weighted-average fair value of options granted	$9.39
Historic volatility	63.3%
Weighted-average volatility	63.3%
Expected term (in years)	5.1
Dividend yield	—
Risk-free rate	0.2% to 3.8%
Expected annual forfeiture	13.5%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2013. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under stock option plans as of April 5, 2014 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 28, 2013	5,166,375	$11.26	3.4	$108,498
Exercised	(3,376,940)	8.98		88,098
Cancelled/expired	(125,075)	37.21
Outstanding at April 5, 2014	1,664,360	$13.94	3.9	$35,057

Vested or expected to vest at April 5, 2014	1,641,731	$13.89	3.9	$34,680

Exercisable at April 5, 2014	775,610	$15.33	2.5	$15,488

As of April 5, 2014, there were approximately 0.9 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $6.54.

As of April 5, 2014, there was $1.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested during the three month periods ended April 5, 2014 and March 30, 2013 was $1.4 million and $2.7 million, respectively.

Restricted Stock

In the first quarter of 2014, the Company granted 1,239,639 market share units (“MSUs”) to a group of key executives with an aggregate grant date fair value of $62.0 million as staking grants (“Staking Grants”) and as part of an annual long-term incentive plan (“LTIP”). The Staking Grants have a grant date fair value of $52.2 million and vest 50% on the third anniversary of grant and 50% on the fifth anniversary of grant. The MSUs included in the LTIP represent a portion of the awards granted under that plan, have a grant date fair value of $9.8 million and vest 50% on each of the second and third anniversaries of the grant date. The MSUs issued as Staking Grants and as part of the LTIP have a minimum earnout of 30% of target. The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods.

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the three months ended April 5, 2014, the following assumptions were used in determining fair value:

Three Months Ended
Valuation Assumptions:	April 5, 2014
Weighted-average fair value	$49.98
Expected volatility	52.3%
Dividend yield	—
Risk-free rate	1.68%
Weighted-average expected annual forfeiture	4.6%

The other portion of the LTIP consists of an award of 196,416 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the S&P Mid-Cap 400 Index. The performance shares have a grant date fair value of $8.6 million that was calculated using a Monte Carlo simulation model. For the three months ended April 5, 2014, the following assumptions were used in determining fair value:

Three Months Ended
Valuation Assumptions:	April 5, 2014
Weighted-average fair value	$43.85
Expected volatility	44.2%
Dividend yield	—
Risk-free rate	—
Weighted-average expected annual forfeiture	3.9%

In 2012, the Company granted 535,000 performance share units with a two year performance period and a three year service period, subject to a market condition adjustment, to a group of key executives. The performance criteria included certain earnings metrics for consecutive periods through December 2013. These awards were determined to be unearned by the Compensation Committee based upon the review of performance at the conclusion of fiscal 2013, and were cancelled according to their terms.

A summary of award activity under restricted stock plans as of April 5, 2014 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 28, 2013	1,035,250	$14.93
Granted	1,525,805	48.31
Vested	(367,750)	17.40
Cancelled (a)	(475,500)	12.24
Nonvested stock at April 5, 2014	1,717,805	$44.79

Expected to vest as of March April 5, 2014	1,420,665	$45.00

(a)       Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014. These shares which were contingently issuable based on 2013 performance were deemed not earned and cancelled.

As of April 5, 2014, there was $60.1 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 3.4 years. The total fair value of shares vested during the three month periods ended April 5, 2014 and March 30, 2013 was $6.4 million and $0.8 million, respectively.

18.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, new accounting guidance on the reporting of discontinued operations was issued, which revises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for interim and annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of the new guidance is not expected to affect the Company’s financial position, results of operations or cash flows.

19.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

On April 7, 2011 and June 8, 2012, the Company completed its offerings of Senior Notes. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior secured basis by certain of the Company’s current and future domestic subsidiaries, each of which is 100% owned by Kate Spade & Company (the “Parent Company Issuer”). The Senior Notes and the guarantees are secured on a first-priority basis by a lien on certain of the Company’s trademarks and on a second-priority basis by the other assets of the Company and of the guarantors, which secure the Company’s Amended Facility on a first-priority basis.

The following tables present the Condensed Consolidating Balance Sheets, the Condensed Consolidating Statements of Operations, the Condensed Consolidating Statements of Comprehensive Income (Loss) and the Condensed Consolidating Statements of Cash Flows, in each instance for the Parent Company Issuer, its guarantor subsidiaries and its non-guarantor subsidiaries.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 and Article 10. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Parent Company Issuer, guarantor or non-guarantor subsidiaries operated as independent entities.

Kate Spade & Company

Condensed Consolidating Balance Sheets

April 5, 2014

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Assets
Current Assets:
Cash and cash equivalents	$95,775	$2,515	$30,187	$--	$128,477
Accounts receivable – trade, net	1,705	68,082	17,266	--	87,053
Inventories, net	506	169,616	39,988	--	210,110
Deferred income taxes	--	--	174	--	174
Intercompany receivable	--	4,511	--	(4,511)	--
Other current assets	23,557	22,569	7,792	--	53,918
Assets held for sale	--	--	11,282	--	11,282
Total current assets	121,543	267,293	106,689	(4,511)	491,014

Property and Equipment, Net	25,266	106,970	23,547	--	155,783
Goodwill	--	21,978	49,936	--	71,914
Intangibles, Net	145	86,696	7,429	--	94,270
Deferred Income Taxes	--	--	56	--	56
Investments in Consolidated Subsidiaries	347,252	118,027	--	(465,279)	--
Intercompany Receivable	1,908	38,757	--	(40,665)	--
Note Receivable	85,877	--	--	--	85,877
Other Assets	12,337	458	24,929	--	37,724
Total Assets	$594,328	$640,179	$212,586	$(510,455)	$936,638

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Short-term borrowings	$422	$--	$4,900	$--	$5,322
Accounts payable	8,454	99,621	10,530	--	118,605
Intercompany payable	12,633	--	42,888	(55,521)	--
Accrued expenses	78,837	83,294	11,110	--	173,241
Income taxes payable	--	--	1,588	--	1,588
Liabilities held for sale	--	--	7,628	--	7,628
Total current liabilities	100,346	182,915	78,644	(55,521)	306,384

Long-Term Debt	390,273	--	--	--	390,273
Intercompany Payable	--	--	54,275	(54,275)	--
Other Non-Current Liabilities	37,400	109,482	10,048	--	156,930
Deferred Income Taxes	--	14,288	2,454	--	16,742
Commitments and Contingencies
Total Stockholders’ Equity (Deficit)	66,309	333,494	67,165	(400,659)	66,309
Total Liabilities and Stockholders’ Equity (Deficit)	$594,328	$640,179	$212,586	$(510,455)	$936,638

Kate Spade & Company

Condensed Consolidating Balance Sheets

December 28, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company
Assets
Current Assets:
Cash and cash equivalents	$97,387	$8,031	$24,804	$--	$130,222
Accounts receivable – trade, net	4,096	69,315	16,143	--	89,554
Inventories, net	75	152,813	31,746	--	184,634
Deferred income taxes	--	--	218	--	218
Intercompany receivable	--	10,033	--	(10,033)	--
Other current assets	11,919	25,511	7,601	--	45,031
Assets held for sale	--	197,823	4,231	--	202,054
Total current assets	113,477	463,526	84,743	(10,033)	651,713

Property and Equipment, Net	26,811	101,719	20,541	--	149,071
Goodwill	--	--	49,111	--	49,111
Intangibles, Net	159	82,550	7,969	--	90,678
Deferred Income Taxes	--	--	57	--	57
Investments in Consolidated Subsidiaries	337,519	131,851	--	(469,370)	--
Intercompany Receivable	1,825	37,957	--	(39,782)	--
Other Assets	12,877	449	23,555	--	36,881
Total Assets	$492,668	$818,052	$185,976	$(519,185)	$977,511

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$410	$--	$2,997	$--	$3,407
Accounts payable	16,830	115,905	9,919	--	142,654
Intercompany payable	8,538	--	53,606	(62,144)	--
Accrued expenses	66,733	122,295	11,150	--	200,178
Income taxes payable	--	--	2,631	--	2,631
Liabilities held for sale	8,614	87,724	32	--	96,370
Total current liabilities	101,125	325,924	80,335	(62,144)	445,240

Long-Term Debt	390,794	--	--	--	390,794
Intercompany Payable	--	--	53,710	(53,710)	--
Other Non-Current Liabilities	33,231	113,519	10,585	--	157,335
Deferred Income Taxes	--	13,804	2,820	--	16,624
Commitments and Contingencies
Total Stockholders’ (Deficit) Equity	(32,482)	364,805	38,526	(403,331)	(32,482)
Total Liabilities and Stockholders’ (Deficit) Equity	$492,668	$818,052	$185,976	$(519,185)	$977,511

Kate Spade & Company

Condensed Consolidating Balance Sheets

March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Assets
Current Assets:
Cash and cash equivalents	$--	$2,632	$13,434	$(8,662)	$7,404
Accounts receivable – trade, net	3,588	83,994	14,908	--	102,490
Inventories, net	1,497	186,661	31,816	--	219,974
Deferred income taxes	--	--	1,490	--	1,490
Intercompany receivable	--	22,739	--	(22,739)	--
Other current assets	18,711	25,403	6,715	--	50,829
Total current assets	23,796	321,429	68,363	(31,401)	382,187

Property and Equipment, Net	5,889	188,743	26,032	--	220,664
Goodwill	--	--	54,706	--	54,706
Intangibles, Net	202	115,574	12,564	--	128,340
Deferred Income Taxes	--	--	133	--	133
Investments in Consolidated Subsidiaries	373,300	109,801	--	(483,101)	--
Intercompany Receivable	2,108	42,353	--	(44,461)	--
Other Assets	9,499	864	29,888	--	40,251
Total Assets	$414,794	$778,764	$191,686	$(558,963)	$826,281

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Short-term borrowings	$47,268	$--	$--	$--	$47,268
Convertible Senior Notes	8,150	--	--	--	8,150
Accounts payable	26,067	112,500	16,760	(8,662)	146,665
Intercompany payable	6,408	--	71,440	(77,848)	--
Accrued expenses	68,628	105,206	23,278	--	197,112
Income taxes payable	--	--	486	--	486
Deferred income taxes	--	--	231	--	231
Total current liabilities	156,521	217,706	112,195	(86,510)	399,912

Long-Term Debt	383,312	--	--	--	383,312
Intercompany Payable	--	--	59,116	(59,116)	--
Other Non-Current Liabilities	45,143	132,680	13,258	--	191,081
Deferred Income Taxes	--	17,450	4,708	--	22,158
Commitments and Contingencies

Total Stockholders’ (Deficit) Equity	(170,182)	410,928	2,409	(413,337)	(170,182)
Total Liabilities and Stockholders’ (Deficit) Equity	$414,794	$778,764	$191,686	$(558,963)	$826,281

Kate Spade & Company

Condensed Consolidating Statements of Operations

Three Months Ended April 5, 2014

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Net Sales	$399	$275,081	$52,611	$--	$328,091
Cost of goods sold	111	126,471	20,042	--	146,624
Gross Profit	288	148,610	32,569	--	181,467
Selling, general & administrative expenses	1,910	189,543	33,096	--	224,549
Operating Loss	(1,622)	(40,933)	(527)	--	(43,082)
Other (expense) income, net	(581)	83	247	--	(251)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(43,103)	(13,923)	--	57,026	--
Interest (expense) income, net	(9,356)	507	(673)	--	(9,522)
(Loss) Income Before Provision for Income Taxes	(54,662)	(54,266)	(953)	57,026	(52,855)
Provision for income taxes	--	866	941	--	1,807
(Loss) Income from Continuing Operations	(54,662)	(55,132)	(1,894)	57,026	(54,662)
Discontinued operations, net of income taxes	220,217	(117,234)	(2,151)	--	100,832
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(119,385)	(2,368)	--	121,753	--
Net Income (Loss)	$46,170	$(174,734)	$(4,045)	$178,779	$46,170

Kate Spade & Company

Condensed Consolidating Statements of Comprehensive Income (Loss)

Three Months Ended April 5, 2014

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Net Income (Loss)	$46,170	$(174,734)	$(4,045)	$178,779	$46,170
Other Comprehensive Income (Loss), Net of Income Taxes	1,305	1,743	1,231	(2,974)	1,305
Comprehensive Income (Loss)	$47,475	$(172,991)	$(2,814)	$175,805	$47,475

Kate Spade & Company

Condensed Consolidating Statements of Operations

Three Months Ended March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Net Sales	$3,617	$211,129	$30,941	$--	$245,687
Cost of goods sold	2,357	91,270	11,004	--	104,631
Gross Profit	1,260	119,859	19,937	--	141,056
Selling, general & administrative expenses	1,421	139,558	22,112	--	163,091
Operating Loss	(161)	(19,699)	(2,175)	--	(22,035)
Other expense, net	(1,077)	(15)	(813)	--	(1,905)
Loss on sales of trademarks	(1,274)	--	--	--	(1,274)
Equity in (losses) earnings of consolidated subsidiaries – continuing operations	(23,889)	(5,811)	--	29,700	--
Loss on extinguishment of debt	(1,108)	--	--	--	(1,108)
Interest (expense) income, net	(12,108)	333	(566)	--	(12,341)
(Loss) Income Before Provision (Benefit) for Income Taxes	(39,617)	(25,192)	(3,554)	29,700	(38,663)
Provision (benefit) for income taxes	--	1,425	(471)	--	954
(Loss) Income from Continuing Operations	(39,617)	(26,617)	(3,083)	29,700	(39,617)
Discontinued operations, net of income taxes	(3,570)	2,142	(11,129)	--	(12,557)
Equity in (losses) earnings of consolidated subsidiaries – discontinued operations, net of income taxes	(8,987)	(10,584)	--	19,571	--
Net (Loss) Income	$(52,174)	$(35,059)	$(14,212)	$49,271	$(52,174)

Kate Spade & Company

Condensed Consolidating Statements of Comprehensive Loss

Three Months Ended March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Net (Loss) Income	$(52,174)	$(35,059)	$(14,212)	$49,271	$(52,174)
Other Comprehensive (Loss) Income, Net of Income Taxes	(4,074)	(3,778)	(3,963)	7,741	(4,074)
Comprehensive (Loss) Income	$(56,248)	$(38,837)	$(18,175)	$57,012	$(56,248)

Kate Spade & Company

Condensed Consolidating Statements of Cash Flows

Three Months Ended April 5, 2014

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Net cash provided by (used in) operating activities	$11,651	$(103,274)	$(6,967)	$--	$(98,590)

Cash Flows from Investing Activities:
Net payments for dispositions	(7,747)	--	--	--	(7,747)
Purchases of property and equipment	(1,310)	(22,757)	(3,854)	--	(27,921)
Payments for purchases of businesses	--	(26,478)	(5,790)	--	(32,268)
Payments for in-store merchandise shops	--	(633)	(153)	--	(786)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(177,446)	141,577	35,869	--	--
Other, net	172	(55)	(51)	--	66
Net cash provided by (used in) investing activities of discontinued operations	139,707	(1,238)	(15)	--	138,454
Net cash (used in) provided by investing activities	(46,624)	90,416	26,006	--	69,798

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	24	--	1,884	--	1,908
Increase (decrease) in intercompany loans	4,012	4,722	(8,734)	--	--
Principal payments under capital lease obligations	(98)	--	--	--	(98)
Proceeds from exercise of stock options	30,336	--	--	--	30,336
Payment of deferred financing fees	(946)	--	(36)	--	(982)
Net cash provided by (used in) financing activities	33,328	4,722	(6,886)	--	31,164

Effect of Exchange Rate Changes on Cash and Cash Equivalents	33	2,620	(3,186)	--	(533)
Net Change in Cash and Cash Equivalents	(1,612)	(5,516)	8,967	--	1,839
Cash and Cash Equivalents at Beginning of Period	97,387	8,031	24,804	--	130,222
Cash and Cash Equivalents at End of Period	95,775	2,515	33,771	--	132,061
Less: Cash and Cash Equivalents Held for Sale	--	--	3,584	--	3,584
Cash and Cash Equivalents	$$95,775	$2,515	$30,187	$--	$128,477

Kate Spade & Company

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 30, 2013

(In thousands)

	Parent Company Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Kate Spade & Company

Net cash (used in) provided by operating activities	$(24,527)	$(46,869)	$11,634	$(6,323)	$(66,085)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,216)	(11,430)	(2,819)	--	(15,465)
Payments for in-store merchandise shops	--	(148)	(84)	--	(232)
Investments in and advances to equity investee	--	--	(3,000)	--	(3,000)
(Increase) decrease in investments in and advances to consolidated subsidiaries	(40,672)	76,168	(35,496)	--	--
Other, net	(269)	214	3	--	(52)
Net cash used in investing activities of discontinued operations	--	(5,310)	(2,491)	--	(7,801)
Net cash (used in) provided by investing activities	(42,157)	59,494	(43,887)	--	(26,550)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	136,385	--	--	--	136,385
Repayment of borrowings under revolving credit agreement	(92,301)	--	--	--	(92,301)
(Decrease) increase in intercompany loans	(1,259)	(14,855)	16,114	--	--
Principal payments under capital lease obligations	(1,161)	--	--	--	(1,161)
Proceeds from exercise of stock options	395	--	--	--	395
Payment of deferred financing fees	(444)	--	--	--	(444)
Net cash provided by (used in) financing activities	41,615	(14,855)	16,114	--	42,874

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5,771)	35	3,499	--	(2,237)
Net Change in Cash and Cash Equivalents	(30,840)	(2,195)	(12,640)	(6,323)	(51,998)
Cash and Cash Equivalents at Beginning of Period	30,840	4,827	26,074	(2,339)	59,402
Cash and Cash Equivalents at End of Period	$--	$2,632	$13,434	$(8,662)	$7,404

20.    SUBSEQUENT EVENTS

On April 10, 2014, the Company entered into a term loan credit agreement which provides for term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”) maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Company used the net proceeds to redeem all of the Company’s remaining outstanding Senior Notes on May 12, 2014 as discussed below.

On April 10, 2014, the Company issued a conditional redemption notice (the “Second Notice”) with respect to its Senior Notes. Pursuant to the Second Notice, the Company gave holders of the Senior Notes notice that, subject to certain conditions, it would redeem up to $334.8 million aggregate principal amount of the Senior Notes at a price equal to 105.25% of their principal amount, plus accrued and unpaid interest. Such redemption occurred on May 12, 2014, and no Senior Notes remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Segments

Our segment reporting structure reflects a brand-focused approach, designed to optimize the operational coordination and resource allocation of our businesses across multiple functional areas including specialty retail, retail outlets, e-commerce, concessions, wholesale apparel, wholesale non-apparel and licensing. The three reportable segments described below represent our brand-based activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we consider economic characteristics, as well as products, customers, sales growth potential and long-term profitability. As such, we report our operations in three reportable segments:

•                  KATE SPADE segment – consists of the specialty retail, outlet, e-commerce, concession, wholesale apparel, wholesale non-apparel (including accessories, jewelry and handbags) and licensing operations of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands.

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

•                  JUICY COUTURE segment – consists of the specialty retail, outlet, wholesale apparel, wholesale non-apparel, e-commerce and licensing operations of the JUICY COUTURE brand. We continue to support wind-down operations of the JUICY COUTURE brand, pursuant to the license agreement with ABG – Juicy LLC (“ABG”), as discussed below.

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

Macroeconomic challenges and uncertainty continue to dampen consumer spending, unemployment levels remain high, consumer retail traffic remains inconsistent and the retail environment remains promotional. In addition, as economic conditions improve in certain real estate markets in which we operate, the landlord community is requiring higher rents and occupancy costs. Furthermore, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth at KATE SPADE. Our operating and financial goals for our KATE SPADE brand are based on the following strategies: (i) fueling top line growth by opening new retail locations in North America, Japan, Brazil, the United Kingdom and Southeast Asia, evolving price points to create access for new customers and to aspirational categories, focusing on expansion of certain product categories with broad distribution opportunities and high branding relevance, including watches, jewelry, sunglasses and fragrance and launching e-commerce platforms in Europe; (ii) evolving our customer experience with a channel agnostic approach including improved Customer Relationship Management (“CRM”) capability, expanding selling and service programs at selected retail stores and enhancing the e-commerce experience; (iii) expanding our use of partnerships for margin expansion; (iv) strengthening the foundation of KATE SPADE SATURDAY; and (v) increased investments in marketing that leverage CRM capability and focus on acquiring new full price customers.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and in our 2013 Annual Report on Form 10-K.

Recent Developments and Operational Initiatives

During 2013 and the first quarter of 2014, we pursued transactions and initiatives with a focus on becoming a multi-national, mono-brand business and which improve our operations or liquidity.

On February 5, 2014, we reacquired the existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited (“Globalluxe”) for $32.3 million, including $2.3 million for working capital and other previously agreed adjustments. Prior to the transaction, we sold to Globalluxe under a wholesale distribution agreement. Following the transaction, we maintain wholesale distribution to distributors who operate the businesses in Singapore, Malaysia and Thailand and recognize direct-to-consumer sales in Hong Kong, Macau and Taiwan.

On February 3, 2014, we sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. (“Lucky Brand”) to LBD Acquisition Company, LLC (“LBD Acquisition”), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the “Lucky Brand Note”) issued by Lucky Brand Dungarees, LLC (“Lucky Brand LLC”).

The Lucky Brand Note matures in February 2017 and is guaranteed by substantially all of Lucky Brand LLC’s subsidiaries. The Lucky Brand Note is secured by a second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC’s asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year in equal monthly increments and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without our consent. Under a transition services agreement with Lucky Brand LLC, we are required to provide Lucky Brand LLC with certain transitional services, such as IT support, accounting services, tax services and other services that were provided at the corporate level while Lucky Brand was owned by us. The services will be provided at cost for up to a maximum of two years from the closing date, subject to earlier termination of the various services by Lucky Brand LLC.

On November 6, 2013, we sold the Juicy Couture IP to ABG for a total purchase price of $195.0 million (an additional payment may be payable to us in an amount of up to $10.0 million if certain conditions regarding future performance are achieved). The Juicy Couture IP is licensed back to us until December 31, 2014 to accommodate the wind-down of operations. We will pay guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On April 7, 2014, we sold our JUICY COUTURE business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments.

On November 19, 2013, we entered into an agreement to terminate the lease of our JUICY COUTURE flagship store on Fifth Avenue in New York City in exchange for $51.0 million, which is expected to be completed in the second quarter of 2014.

Debt and Liquidity Enhancements

On April 10, 2014, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”) which provides for term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”) maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. We used the proceeds from the issuance to redeem all of our remaining outstanding 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”).

On April 14, 2014, we redeemed $37.2 million aggregate principal amount of the Senior Notes at 103.0% of their principal amount, plus accrued and unpaid interest. On May 12, 2014, we redeemed the remaining $334.8 million aggregate principal amount of the Senior Notes at a price equal to 105.25% of their principal amount, plus accrued and unpaid interest. As a result of these transactions, no Senior Notes remain outstanding. See “Financial Position, Liquidity and Capital Resources.”

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space, store closures and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. We have also engaged more extensively in direct shipping and other arrangements. We expect that our streamlining initiatives will provide long-term cost savings. We will also continue to closely manage spending, with 2014 capital expenditures expected to be approximately $100.0 million, compared to $80.6 million in 2013.

For a discussion of certain risks relating to our recent initiatives, see “Item 1A – Risk Factors” in this Form 10-Q and in our 2013 Annual Report on Form 10-K.

Discontinued Operations

The activities of our former Lucky Brand business and our JUICY COUTURE business in Europe have been segregated and reported as discontinued operations for all periods presented. We continue activities with certain JUICY COUTURE operations and therefore the remaining activities of that brand have not been presented as discontinued operations.

Overall Results for the Three Months Ended April 5, 2014

Net Sales

Net sales for the first three months of 2014 were $328.1 million, an increase of $82.4 million, or 33.5%, compared to net sales for the first three months of 2013, including the estimated impact of a $22.8 million increase in net sales in our KATE SPADE and JUICY COUTURE segments resulting from the inclusion of a 14th week in the first quarter of 2014. Net sales increased in our KATE SPADE and JUICY COUTURE segments, partially offset by a decline in net sales within our Adelington Design Group segment.

Gross Profit and Loss from Continuing Operations

Gross profit in the first three months of 2014 was $181.5 million, an increase of $40.4 million compared to the first three months of 2013, primarily due to increased net sales in our KATE SPADE and JUICY COUTURE segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 57.4% in 2013 to 55.3% in 2014 due to the absence of licensing sales and increased promotion activity at JUICY COUTURE and the impact of a change in sales mix due to timing at KATE SPADE.

We recorded a loss from continuing operations of $54.7 million in the first three months of 2014, as compared to a loss from continuing operations of $39.6 million in the first three months of 2013. The period-over-period change primarily reflected: (i) an increase in Selling, general & administrative expenses (“SG&A”), including charges related to streamlining initiatives, brand-exiting activities and acquisition related costs; (ii) an increase in gross profit; (iii) a decrease in Interest expense, net; (iv) a decrease in Other expense, net; and (v) the absence in the first quarter of 2014 of a loss on extinguishment of debt of $1.1 million and loss on sales of trademarks of $1.3 million that were incurred in the first quarter of 2013.

Balance Sheet

We ended the first three months of 2014 with a net debt position (total debt less cash and marketable securities) of $267.1 million as compared to $431.3 million at the end of the first three months of 2013. The $164.2 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $319.9 million from the dispositions of the Juicy Couture IP, Lucky Brand and our former investment in Mexx; (ii) the funding of $93.6 million of capital and in-store shop expenditures over the last 12 months; (iii) the use of $39.2 million in cash from other activities of our discontinued operations over the past 12 months; (iv) the receipt of proceeds of $34.8 million from the exercise of stock options; (v) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; and (vi) the receipt of aggregate net proceeds of $28.9 million from the sale-leaseback of our West Chester, OH distribution center (the “Ohio Facility”) and North Bergen, NJ office. We also used $39.0 million of cash from continuing operations over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

THREE MONTHS ENDED APRIL 5, 2014 COMPARED TO THREE MONTHS ENDED MARCH 30, 2013

The following table sets forth our operating results for the three months ended April 5, 2014 (comprised of 14 weeks) compared to the three months ended March 30, 2013 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)	$	%

Net Sales	$328.1	$245.7	$82.4	33.5%

Gross Profit	181.5	141.1	40.4	28.6%

Selling, general & administrative expenses	224.6	163.1	(61.5)	(37.7)%

Operating Loss	(43.1)	(22.0)	(21.1)	(95.5)%

Other expense, net	(0.3)	(1.9)	1.6	86.8%

Loss on sales of trademarks	--	(1.3)	1.3	*

Loss on extinguishment of debt	--	(1.1)	1.1	*

Interest expense, net	(9.5)	(12.3)	2.8	22.8%

Provision for income taxes	1.8	1.0	(0.8)	(89.4)%

Loss from Continuing Operations	(54.7)	(39.6)	(15.1)	(38.0)%

Discontinued operations, net of income taxes	100.9	(12.6)	113.5	*

Net Income (Loss)	$46.2	$(52.2)	$98.4	*

* Not meaningful.

Net Sales

Net sales for the first quarter of 2014 were $328.1 million, an increase of $82.4 million, or 33.5%, when compared to the first quarter of 2013, including the estimated impact of a $22.8 million increase in net sales resulting from the inclusion of a 14th week in the first quarter of 2014.

Net sales results for our segments are provided below:

•

KATE SPADE net sales were $217.1 million, a 54.0% increase compared to 2013, reflecting increases across all operations in the segment and an estimated increase of $18.4 million due to the additional week in 2014.

We ended the quarter with 127 specialty retail stores, 52 outlet stores and 46 concessions, reflecting the net addition over the last 12 months of 35 specialty retail stores, 10 outlet stores and 9 concessions and the acquisition of 6 specialty retail stores, 2 concessions and 1 outlet store. Key operating metrics for our KATE SPADE retail operations included the following:

—           Average retail square footage, including concessions, in the first three months of 2014 was approximately 350 thousand square feet, a 42.2% increase compared to 2013;

—           Sales productivity was $324 per average square foot as compared to $261 for the first three months of 2013; and

—           Excluding the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 22.5% in the first three months of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 21.1%. Including the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 29.3% in the first three months of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 27.7%.

•

Adelington Design Group net sales were $6.5 million, a decrease of $9.0 million, or 58.1%, compared to 2013, primarily reflecting the following:

—           A net $5.0 million decrease primarily related to the LIZWEAR, LIZ CLAIBORNE NEW YORK and private label jewelry businesses;

—           A $3.1 million decrease related to the licensed LIZ CLAIBORNE and MONET brands; and

—           A $0.9 million decrease primarily related to our former Dana Buchman brand supplier agreement.

•

JUICY COUTURE net sales were $104.5 million, a 17.1% increase compared to 2013, which primarily reflected increases in our e-commerce, wholesale non-apparel, wholesale apparel and specialty retail operations, partially offset by a decrease in our licensing operations.

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

Gross Profit

Gross profit in the first quarter of 2014 was $181.5 million (55.3% of net sales), compared to $141.1 million (57.4% of net sales) in the first quarter of 2013. The increase in gross profit is primarily due to increased net sales in our KATE SPADE and JUICY COUTURE segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 57.4% in 2013 to 55.3% in 2014 due to a change in sales mix due to timing, the absence of licensing sales and increased promotion activity at JUICY COUTURE and the impact of a change in sales mix due to timing at KATE SPADE.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $61.5 million, or 37.7%, to $224.6 million in the first quarter of 2014 compared to the first quarter of 2013. The increase in SG&A reflected the following:

•                  A $36.1 million increase in expenses associated with our streamlining initiatives, brand-exiting and acquisition related costs;

•                  A $35.1 million increase in SG&A in our KATE SPADE segment, primarily related to direct-to-consumer expansion reflecting: (i) increased compensation related expenses; (ii) increased rent and other store operating expenses; and (iii) increased e-commerce fees and advertising expenses. The increase also included incremental SG&A associated with the KATE SPADE businesses in Southeast Asia; and

•                  An $8.6 million decrease associated with reduced costs at Corporate and in our JUICY COUTURE and Adelington Design Group segments.

SG&A for the first quarter of 2013 included $1.1 million related to Lucky Brand, which represents expenses related principally to distribution functions that were included in the Lucky Brand historical results, but are not directly attributable to Lucky Brand and therefore, have not been included in discontinued operations.

SG&A as a percentage of net sales was 68.4%, compared to 66.4% in 2013, primarily reflecting increased expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

Operating Loss

Operating loss for the first quarter of 2014 was $43.1 million ((13.1)% of net sales) compared to an operating loss of $22.0 million ((9.0)% of net sales) in 2013.

Other Expense, Net

Other expense, net amounted to $0.3 million and $1.9 million in the three months ended April 5, 2014 and March 30, 2013, respectively and consisted primarily of (i) foreign currency transaction gains and losses and (ii) equity in the (losses) earnings of our equity investee.

Loss on Sales of Trademarks

In the first quarter of 2013, we recorded $1.3 million of transaction costs in connection with the sale of the Juicy Couture IP.

Loss on Extinguishment of Debt

During the first quarter of 2013, we recorded a $1.1 million loss in connection with the conversion of $11.2 million of our former 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) into 3.2 million shares of our common stock.

Interest Expense, Net

Interest expense, net was $9.5 million for the three months ended April 5, 2014 and $12.3 million for the three months ended March 30, 2013, primarily reflecting: (i) the recognition of $2.3 million of interest income in 2014 primarily related to the Lucky Brand Note; (ii) a $0.8 million decrease related to the amortization of deferred financing fees; (iii) a decrease of $0.7 million related to reduced borrowings under our Amended Facility and the extinguishment of the Convertible Notes in 2013; and (iv) an increase of $0.8 million in interest expense related to the Senior Notes.

Provision for Income Taxes

The income tax provision of $1.8 million and $1.0 million for the three months ended April 5, 2014 and March 30, 2013, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first quarter of 2014 was $54.7 million, or (16.7)% of net sales compared to $39.6 million in the first quarter of 2013, or (16.1)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.44) in 2014 and $(0.33) in 2013.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the first quarter of 2014 was $100.9 million, reflecting a gain on disposal of discontinued operations of $105.3 million and a $(4.4) million loss from discontinued operations. Loss from discontinued operations in the first quarter of 2013 was $12.6 million, reflecting a loss on disposal of discontinued operations of $(12.7) million and $0.1 million of income from discontinued operations. EPS from discontinued operations was $0.81 in 2014 and $(0.11) in 2013.

Net Income (Loss)

Net income (loss) in the first quarter of 2014 was $46.2 million compared to $(52.2) million in the first quarter of 2013. EPS was $0.37 in 2014 and $(0.44) in 2013.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. Unallocated Corporate costs also exclude non-cash share-based compensation expense. In addition, Segment Adjusted EBITDA does not include Corporate expenses associated with the following functions: corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of corporate facilities and our former executive offices, which are included in Unallocated Corporate costs. We do not allocate amounts reported below Operating loss to our reportable segments, other than equity income (loss) in our equity method investee. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments and Unallocated Corporate costs are provided below.

	Three Months Ended		Variance
In thousands	April 5, 2014 (14 Weeks)	March 30, 2013 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE (a)	$32,269	$18,956	$13,313	70.2%
Adelington Design Group	427	3,872	(3,445)	89.0%
JUICY COUTURE	(19)	(8,596)	8,577	99.8%
Lucky Brand	54	(660)	714	--%
Total Reportable Segments Adjusted EBITDA	32,731	13,572
Unallocated Corporate Costs	(15,275)	(17,119)
Depreciation and amortization, net (b)	(15,223)	(12,233)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (c)	(25,289)	(4,738)
Share-based compensation (d)	(20,324)	(1,787)
Equity loss included in Reportable Segments Adjusted EBITDA	298	270
Operating Loss	(43,082)	(22,035)
Other expense, net (a)	(251)	(1,905)
Loss on sales of trademarks	--	(1,274)
Loss on extinguishment of debt	--	(1,108)
Interest expense, net	(9,522)	(12,341)
Provision for income taxes	1,807	954
Loss from Continuing Operations	$(54,662)	$(39,617)

* Not meaningful.

(a)    Amounts include equity in the losses of our equity method investee of $0.3 million for the three months ended April 5, 2014 and March 30, 2013.

(b)    Excludes amortization included in Interest expense, net.

(c)    See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(d)    Includes share-based compensation expense of $16.5 million and $0.4 million in 2014 and 2013, respectively, that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the three months ended April 5, 2014 and March 30, 2013 follows:

•

KATE SPADE Adjusted EBITDA for the first quarter of 2014 was $32.3 million (14.9% of net sales), compared to $19.0 million (13.4% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, rent and other store operating expenses, e-commerce fees and advertising expenses.

•

Adelington Design Group Adjusted EBITDA for the first quarter of 2014 was $0.4 million (6.6% of net sales), compared to Adjusted EBITDA of $3.9 million (25.0% of net sales) in 2013. The decrease in Adjusted EBITDA reflected reduced gross profit, partially offset by reduced SG&A.

•

JUICY COUTURE Adjusted EBITDA for the first quarter of 2014 was not significant compared to Adjusted EBITDA of $(8.6) million ((9.6)% of net sales) in 2013. The period-over-period change reflected reduced SG&A and increased gross profit driven by selling as we continue our efforts to wind-down the JUICY COUTURE operations.

•

Lucky Brand Adjusted EBITDA for the first quarter of 2013 was $(0.7) million, which represents expenses related principally to distribution functions that were included in the Lucky Brand historical results, but are not directly attributable to Lucky Brand and therefore, have not been included in discontinued operations.

Unallocated Corporate costs include costs for corporate finance, investor relations, communications, legal, human resources and information technology shared services and costs of corporate facilities and our former executive offices. Unallocated Corporate costs decreased to $15.3 million for the three months ended April 5, 2014 compared to $17.1 million for the three months ended March 30, 2013 due to cost reimbursements from the transaction services agreement associated with the sale of the former Lucky Brand business and reduced occupancy costs, partially offset by increased professional fees and payroll and related expenses.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund outstanding liabilities and any remaining efforts associated with our streamlining initiatives, including contract termination costs, employee related costs and other costs associated with the sale of the Juicy Couture IP and Lucky Brand; (iv) invest in our information systems; (v) fund operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources and Uses of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

Term Loan. On April 10, 2014, we entered into the Term Loan Credit Agreement, which provides for term loans in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter commencing October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. We used the proceeds from the issuance to redeem all of our remaining outstanding Senior Notes on May 12, 2014 as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of our restricted subsidiaries (the “Guarantors”), including (i) all of our existing material domestic restricted subsidiaries, (ii) all future wholly owned restricted subsidiaries (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all future non-wholly owned restricted subsidiaries that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

The Term Loan permits us to incur, from time to time, additional incremental term loans under the Term Loan Credit Agreement (subject to obtaining commitments for such term loans) and other pari passu lien indebtedness, subject to an overall limit of $100.0 million plus such additional amount that would cause our consolidated net total secured debt ratio not to exceed 3.75 to 1.0 on a pro forma basis. Any such incremental term loans and other pari passu lien indebtedness are permitted to share in the collateral described below on a pari passu basis with the Term Loan. The Term Loan may be prepaid, at our option, in whole or in part, at any time at par plus accrued interest; provided that if the Term Loan is prepaid or refinanced in connection with a repricing transaction within six months after the initial borrowing, a 1.0% penalty is applicable.

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on our KATE SPADE trademarks and certain related rights owned by us and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in ours and the Guarantors’ other assets (the “ABL Priority Collateral” and together with the Term Priority Collateral, the “Collateral”), which secure our Amended Facility on a first-priority basis.

The Term Loan is required to be prepaid in an amount equal to 50.0% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 2, 2016. The percentage of Excess Cash Flow that must be so applied is reduced to 25.0% if our consolidated net total debt ratio is less than 2.75 to 1.0 and to 0% if our consolidated net total debt ratio is less than 2.25 to 1.0. Lenders may elect not to accept mandatory prepayments.

The Term Loan Credit Agreement restricts our ability to, among other things, incur indebtedness, make dividend payments or other restricted payments, create liens, sell assets (including securities of our restricted subsidiaries), permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries, enter into certain types of transactions with shareholders and affiliates and enter into mergers, consolidations or sales of all or substantially all of our assets, in each case subject to certain designated exceptions. The Term Loan Credit Agreement also contains certain covenants and events of default that are customary for credit agreements governing term loans.

Amended Facility. On April 18, 2013, we completed a third amendment to the Amended Facility, which extended the maturity date from August 2014 to April 2018. Availability under the Amended Facility, availability is the lesser of $350.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $55.0 million, a multicurrency subfacility of $100.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $200.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $65.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

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

There can be no certainty that availability under the Amended Facility will be sufficient to fund our liquidity needs. Should we be unable to comply with the requirements in the Amended Facility, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the Amended Facility. Should we be unable to borrow under the Amended Facility, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the Amended Facility would likely cause cross-defaults under our other outstanding indebtedness, including the Term Loan.

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

Cash and Debt Balances. We ended the first three months of 2014 with $128.5 million in cash and marketable securities, compared to $7.4 million at the end of the first three months of 2013 and with $395.6 million of debt outstanding at the end of the first three months of 2014, compared to $438.7 million at the end of the first three months of 2013. The $164.2 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $319.9 million from the dispositions of the Juicy Couture IP, Lucky Brand and our former investment in Mexx; (ii) the funding of $93.6 million of capital and in-store shop expenditures over the last 12 months; (iii) the use of $39.2 million in cash from other activities of our discontinued operations over the past 12 months; (iv) the receipt of proceeds of $34.8 million from the exercise of stock options; (v) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; and (vi) the receipt of aggregate net proceeds of $28.9 million from the sale-leaseback of our Ohio Facility and North Bergen, NJ office. We also used $39.0 million of cash from continuing operations over the past 12 months.

Accounts Receivable decreased $15.4 million, or 15.1%, at April 5, 2014 compared to March 30, 2013, primarily due to the sale of Lucky Brand and decreased wholesale sales in our JUICY COUTURE segment, partially offset by an increase in KATE SPADE accounts receivable due to increased wholesale sales. Accounts receivable decreased $2.5 million, or 2.8%, at April 5, 2014 compared to December 28, 2013, primarily reflecting the presentation of the JUICY COUTURE business in Europe as held for sale as of April 5, 2014 and the timing of wholesale shipments.

Inventories decreased $9.9 million, or 4.5% at April 5, 2014 compared to March 30, 2013, primarily due to the sale of the Lucky Brand business and a decrease in JUICY COUTURE inventory, partially offset by an increase in KATE SPADE inventory to support growth initiatives and to support the transition of JUICY COUTURE stores to KATE SPADE stores. Inventories increased $25.5 million, or 13.8%, compared to December 28, 2013, primarily due to an increase in KATE SPADE inventory to support growth initiatives.

Borrowings under our Amended Facility peaked at $4.9 million during the first three months of 2014, compared to $75.3 million during the first three months of 2013. Outstanding borrowings were $4.9 million at April 5, 2014, compared to $44.1 million at March 30, 2013.

Net cash used in operating activities of our continuing operations was $81.2 million in the first three months of 2014, compared to $51.0 million in the first three months of 2013. This $30.2 million period-over-period increase in the use of cash was primarily due to a $33.5 million decrease in working capital items. The operating activities of our discontinued operations used $17.4 million and $15.1 million of cash in the three months ended April 5, 2014 and March 30, 2013, respectively.

Net cash used in investing activities of our continuing operations was $68.7 million in the first three months of 2014, compared to $18.7 million in the first three months of 2013. Net cash used in investing activities in the three months ended April 5, 2014 primarily reflected: (i) the payment of $32.3 million for the acquisition of the existing KATE SPADE businesses in Southeast Asia from Globalluxe; (ii) the use of $28.7 million for capital and in-store shop expenditures; and (iii) the payment of $7.7 million of transaction costs associated with the sale of the Juicy Couture IP. Net cash used in investing activities in the three months ended March 30, 2013 primarily reflected the use of $15.7 million for capital and in-store shop expenditures and $3.0 million for investments in and advances to KS China Co., Limited (“KSC”). The investing activities of our discontinued operations provided $138.5 million in the three months ended April 5, 2014, and used $7.8 million in the three months ended March 30, 2013.

Net cash provided by financing activities was $31.2 million in the first three months of 2014, compared to $42.9 million in the first three months of 2013. The $11.7 million period-over-period change primarily reflected the decrease in net cash provided by borrowing activities under our Amended Facility of $42.2 million, partially offset by an increase in proceeds from the exercise of stock options of $29.9 million.

Commitments and Capital Expenditures

During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Since 2009, we have completed various disposition transactions, including the licensing arrangements with J.C. Penney Corporation, Inc. (“JCPenney”) in the US and Puerto Rico and with QVC, Inc. (“QVC”), the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks, the sale of the Juicy Couture IP and the sale of Lucky Brand, which resulted in the removal of buying/sourcing for such products from the Li & Fung buying/sourcing arrangement. As a result, we refunded $24.3 million of the closing payment in the second quarter of 2010 and $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. We were not required to make any payments to Li & Fung as a result of the sale of Lucky Brand. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In connection with the disposition of the former Lucky Brand business, the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we remain secondarily liable for the remaining obligations on 208 such leases. As of April 5, 2014, the future aggregate payments under these leases amounted to $195.9 million and extended to various dates through 2025.

On November 19, 2013, we entered into an agreement to terminate the lease of our JUICY COUTURE flagship store on Fifth Avenue in New York City in exchange for $51.0 million, which is expected to be completed in the second quarter of 2014.

Our 2014 capital expenditures are expected to be $100.0 million, compared to $80.6 million in 2013. These expenditures primarily relate to our plan to open 65-70 retail stores or concessions globally in 2014, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and our Amended Facility.

Debt consisted of the following:

In thousands	April 5, 2014	December 28, 2013	March 30, 2013

6.0% Convertible Senior Notes (a)	$--	$--	$8,150
10.5% Senior Secured Notes	381,799	382,209	383,312
Revolving credit facility	4,900	2,997	44,084
Capital lease obligations (b)	8,896	8,995	3,184
Total debt	$395,595	$394,201	$438,730

(a)        The balance at March 30, 2013 represented principal of $8.8 million and an unamortized debt discount of $0.6 million.

(b)        The increase in the balance compared to March 30, 2013 primarily reflected the sale-leaseback for the office building in North Bergen, NJ during the second quarter of 2013, partially offset by the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

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

As of April 5, 2014, availability under our Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$350,000	$215,997	$4,900	$18,388	$192,709	$157,709

(a)        Availability under the Amended Facility is the lesser of $350.0 million or a borrowing base comprised primarily of eligible accounts receivable and inventory.

(b)        Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $35.0 million.

Off-Balance Sheet Arrangements

As of April 5, 2014, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases and intercompany loans mainly of our KATE SPADE business in Japan. As of April 5, 2014, the Company had forward contracts maturing through March 2015 to sell 2.1 billion yen for $20.6 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. Transaction (losses) gains of $(0.6) million and $4.0 million related to these derivative instruments were reflected within Other expense, net for the three months ended April 5, 2014 and March 30, 2013, respectively. As of April 5, 2014, we had forward contracts to sell 4.0 billion yen for $39.2 million maturing through June 2014. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There were no significant changes in our critical accounting policies during the three months ended April 5, 2014. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted and recently issued accounting pronouncements, see Notes 1 and 18 of Notes to Condensed Consolidated Financial Statements.

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

We do not speculate on the future direction of interest rates. As of April 5, 2014, December 28, 2013 and March 30, 2013, our exposure to changing market rates was as follows:

Dollars in millions	April 5, 2014	December 28, 2013	March 30, 2013
Variable rate debt	$4.9	$3.0	$44.1
Average interest rate	2.68%	3.06%	5.50%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended April 5, 2014.

As of April 5, 2014, we have not employed interest rate hedging to mitigate such risks with respect to our floating rate facility.

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

As of April 5, 2014, we had forward contracts with net notional amounts of $59.8 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $0.7 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10% against the US dollar, the fair value of these instruments would increase by $5.3 million at April 5, 2014. Conversely, if the yen strengthened by 10% against the US dollar, the fair value of these instruments would decrease by $6.5 million at April 5, 2014. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of April 5, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 5, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 28, 2013, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

There have not been any material changes during the quarter ended April 5, 2014 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended April 5, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
December 29, 2013 - February 1, 2014	--	$--	--	$28,749
February 2, 2014- March 8, 2014	--	--	--	28,749
March 9, 2014 - April 5, 2014	--	--	--	28,749
Total -14 Weeks Ended April 5, 2014	--	$--	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The Amended Facility currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Secured Note, dated February 3, 2014 and due February 1, 2017, by and between LBD Acquisition Company, LLC, a Delaware limited liability company, as payor, and Fifth & Pacific Companies, Inc., a Delaware corporation, or registered assigns, as payee, in the principal sum of Eighty-Five Million Dollars.

10.2

Credit Agreement dated as of April 10, 2014 among Kate Spade & Company, a Delaware corporation (the “Borrower”), the Lenders and Bank of America, N.A., as administrative agent for the Lenders (in such capacity, including any successor thereto, the “Administrative Agent”).

10.3	Form of Kate Spade Market Share Unit Award Notice of Grant under the 2013 Stock Incentive Plan (the “2013 Plan”).

10.4	Form of Kate Spade Performance Share Award Notice of Grant under the 2013 Plan.

10.5	Form of Kate Spade Staking Market Share Unit Award Grant Certificate under the 2013 Plan.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Taxonomy Extension Presentation Linkbase Document.

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
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

DATE:                                                          May 14, 2014

KATE SPADE & COMPANY		KATE SPADE & COMPANY

By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	GEORGE M. CARRARA		MICHAEL RINALDO
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)