Form 10-Q
period 2014-07-05
Kate Spade & Co
filed 2014-08-12
CIK 352363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 5, 2014

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................................................................................to..................................................................................

Commission file number:	1-10689

KATE SPADE & COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

2 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at August 1, 2014 was 126,896,708.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

July 5, 2014

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
•

our ability to expand into markets outside of the US, such as India, Russia, Southeast Asia, and South America, as well as continued expansion in China, Japan and Brazil, including our ability to promote brand awareness in our international markets, find suitable partners in certain of those markets and hire and retain key employees for those markets;

•

issues related to our current level of debt, including an inability to pursue certain business strategies because of the restrictive covenants in the agreements governing our debt and our potential inability to obtain the capital resources needed to operate and grow our business;

•	restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;
•	our ability to maintain targeted profit margins and levels of promotional activity;
•	our ability to achieve the business plan for our KATE SPADE SATURDAY business, including our ability to attract new customers and achieve margin targets;
•	our ability to expand our retail footprint with profitable store locations;
•	our ability to implement operational improvements and realize economies of scale in finished product and raw material costs in connection with growth in our business;
•	our ability to expand the KATE SPADE family of brands into new product categories;
•	our ability to successfully implement our marketing initiatives;
•

risks associated with the sale of the Lucky Brand business, including collection of the full amount of principal and interest due and owing pursuant to a three year note issued by Lucky Brand Dungarees, LLC, an affiliate of Leonard Green & Partners, L.P., to us as partial consideration for the purchase of the Lucky Brand business and compliance with our transition service requirements;

•

risks associated with the sale of the Juicy Couture intellectual property to Authentic Brands Group, including our ability to complete the transition plan for the Juicy Couture business in a satisfactory manner and to manage the remaining associated transition costs, the impact of the transition plan and the announced future plans for the Juicy Couture brand on our relationships with our employees, our major customers, vendors and landlords and unanticipated expenses and charges that may occur as a result of the transition plan and the announced future plans for the Juicy Couture brand, such as litigation risks, including litigation regarding employment and workers’ compensation;

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
•

risks associated with our arrangement to operate our leased Ohio distribution facility with a third party operations and labor management company that provides distribution operations services, including risks related to increased operating expenses, systems capabilities and operating under a third party arrangement;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 5, 2014	December 28, 2013	June 29, 2013
Assets
Current Assets:
Cash and cash equivalents	$177,132	$130,222	$9,155
Accounts receivable - trade, net	71,814	89,554	91,350
Inventories, net	178,234	184,634	238,390
Deferred income taxes	604	218	755
Other current assets	39,250	45,031	52,915
Assets held for sale	--	202,054	--
Total current assets	467,034	651,713	392,565

Property and Equipment, Net	165,578	149,071	236,232
Goodwill	72,458	49,111	52,147
Intangibles, Net	94,478	90,678	126,999
Deferred Income Taxes	57	57	63
Note Receivable	86,724	--	--
Other Assets	35,780	36,881	38,178
Total Assets	$922,109	$977,511	$846,184

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Short-term borrowings	$6,434	$3,407	$90,002
Convertible Senior Notes	--	--	8,269
Accounts payable	94,024	142,654	158,214
Accrued expenses	172,515	200,178	199,271
Income taxes payable	2,409	2,631	1,409
Liabilities held for sale	--	96,370	--
Total current liabilities	275,382	445,240	457,165

Long-Term Debt	402,415	390,794	391,746
Other Non-Current Liabilities	149,650	157,335	189,713
Deferred Income Taxes	17,131	16,624	21,238
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	187,862	155,984	149,867
Retained earnings	1,033,661	1,020,633	904,969
Accumulated other comprehensive loss	(20,123)	(20,879)	(16,989)
	1,377,837	1,332,175	1,214,284
Common stock in treasury, at cost – 49,558,057, 53,501,234 and 56,338,605 shares	(1,300,306)	(1,364,657)	(1,427,962)
Total stockholders’ equity (deficit)	77,531	(32,482)	(213,678)
Total Liabilities and Stockholders’ Equity (Deficit)	$922,109	$977,511	$846,184

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	(27 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Net Sales	$489,612	$335,330	$265,998	$178,881

Cost of goods sold	196,879	126,756	110,088	68,403

Gross Profit	292,733	208,574	155,910	110,478

Selling, general & administrative expenses	309,732	220,199	145,982	114,245

Operating (Loss) Income	(16,999)	(11,625)	9,928	(3,767)

Other income (expense), net	88	(2,702)	241	(832)

Impairment of cost investment	--	(6,109)	--	(6,109)

Loss on extinguishment of debt	(16,914)	(1,108)	(16,914)	--

Interest expense, net	(15,996)	(23,760)	(6,474)	(11,544)

Loss Before Provision for Income Taxes	(49,821)	(45,304)	(13,219)	(22,252)

Provision for income taxes	2,570	2,030	764	1,336

Loss from Continuing Operations	(52,391)	(47,334)	(13,983)	(23,588)

Discontinued operations, net of income taxes	94,157	(47,977)	9,579	(19,549)

Net Income (Loss)	$41,766	$(95,311)	$(4,404)	$(43,137)

(Loss) Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.42)	$(0.40)	$(0.11)	$(0.20)
Net Income (Loss)	$0.33	$(0.80)	$(0.03)	$(0.36)

Weighted Average Shares, Basic and Diluted	125,491	119,523	126,664	120,013

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	(27 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Net Income (Loss)	$41,766	$(95,311)	$(4,404)	$(43,137)

Other Comprehensive Income (Loss), Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	1,488	(7,928)	(197)	(3,383)

Change in fair value of cash flow hedges, net of income taxes of $(449), $621, $(217) and $333, respectively	(732)	1,013	(352)	542

Comprehensive Income (Loss)	$42,522	$(102,226)	$(4,953)	$(45,978)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 5, 2014	June 29, 2013
	(27 Weeks)	(26 Weeks)
Cash Flows from Operating Activities:
Net income (loss)	$41,766	$(95,311)
Adjustments to arrive at loss from continuing operations	(94,157)	47,977
Loss from continuing operations	(52,391)	(47,334)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	26,422	18,437
Loss on asset disposals and impairments, including streamlining initiatives, net	2,536	7,436
Share-based compensation	26,032	2,344
Loss on extinguishment of debt	16,914	1,108
Foreign currency (gains) losses, net	(1,301)	7,738
Other, net	173	629
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(886)	17,055
Increase in inventories, net	(36,463)	(19,430)
Increase in other current and non-current assets	(7,042)	(4,586)
Decrease in accounts payable	(11,748)	(5,402)
Decrease in accrued expenses and other non-current liabilities	(25,062)	(32,712)
Net change in income tax assets and liabilities	3,818	1,136
Net cash provided by (used in) operating activities of discontinued operations	12,750	(30,738)
Net cash used in operating activities	(46,248)	(84,319)

Cash Flows from Investing Activities:
Purchases of property and equipment	(44,708)	(28,751)
Payments for in-store merchandise shops	(3,294)	(1,175)
Payments for purchases of businesses	(32,268)	--
Investments in and advances to equity investee	--	(3,000)
Other, net	(33)	(46)
Net cash provided by (used in) investing activities of discontinued operations	136,408	(20,982)
Net cash provided by (used in) investing activities	56,105	(53,954)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	3,871	298,886
Repayment of borrowings under revolving credit agreement	(4,960)	(211,260)
Proceeds from sale-leaseback	--	8,673
Principal payments under capital lease obligations	(199)	(2,458)
Proceeds from issuance of Term Loan	398,000	--
Repayment of Senior Notes	(390,693)	--
Proceeds from exercise of stock options	40,128	1,498
Payment of deferred financing fees	(7,978)	(4,436)
Net cash provided by financing activities	38,169	90,903

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,116)	(2,877)

Net Change in Cash and Cash Equivalents	46,910	(50,247)
Cash and Cash Equivalents at Beginning of Period	130,222	59,402
Cash and Cash Equivalents at End of Period	$177,132	$9,155

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

Effective February 25, 2014, the Company completed its previously announced corporate name change from Fifth & Pacific Companies, Inc. to reflect the Company’s mono-brand focus following the sale of the Lucky Brand business and the sale of its Juicy Couture brandname and related intellectual property assets (the “Juicy Couture IP”). The Company’s stock trades on the New York Stock Exchange (“NYSE”) as Kate Spade & Company under the symbol “KATE.”

During the second quarter of 2014, the Company determined it would disaggregate its former KATE SPADE reportable segment into two reportable segments, KATE SPADE North America and KATE SPADE International. The Company operates its kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and South America. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•     KATE SPADE North America segment – consists of the Company’s kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in North America.

•     KATE SPADE International segment – consists of the Company’s kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and South America).

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

On February 3, 2014, the Company completed the sale of 100.0% of the capital stock of Lucky Brand Dungarees, Inc. (“Lucky Brand”) to LBD Acquisition Company, LLC (“LBD Acquisition”), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P. (“Leonard Green”), for an aggregate payment of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the “Lucky Brand Note”) issued by Lucky Brand Dungarees, LLC (“Lucky Brand LLC”) at closing, subject to working capital and other adjustments (the “Lucky Brand Transaction”). The assets and liabilities of the former Lucky Brand business were segregated and reported as held for sale as of December 28, 2013 (see Note 3 – Discontinued Operations). The Lucky Brand Note matures in February 2017 and is guaranteed by substantially all of Lucky Brand LLC’s subsidiaries. The Lucky Brand Note is secured by second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC’s asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year in equal monthly increments and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without the Company’s consent.

On November 6, 2013, the Company completed the sale of the Juicy Couture IP to ABG for a total purchase price of $195.0 million. An additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP is licensed back to the Company until December 31, 2014 to accommodate the wind-down of operations, which was substantially completed in the second quarter of 2014. Juicy Couture will pay guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On March 29, 2014, the Company entered into an agreement to sell its Juicy Couture business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments. The transaction closed on April 7, 2014.

On November 19, 2013, the Company entered into an agreement to terminate the lease of the Juicy Couture flagship store on Fifth Avenue in New York City in exchange for $51.0 million. On May 15, 2014, the Company surrendered such premises to the landlord and received proceeds of $45.8 million (net of taxes and fees), in addition to $5.0 million previously received by the Company.

The activities of the Company’s former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented.

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2014 fiscal year, ending January 3, 2015, reflects a 53-week period, resulting in a 13-week, three-month period and a 27-week, six-month period for the second quarter. The 2013 fiscal year, ending December 28, 2013, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the second quarter of 2014, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

In Hong Kong, Macau and Taiwan, the Company directly owns and operates the related businesses previously operated by Globalluxe. The Company’s distribution partner operates the KATE SPADE businesses in Singapore, Malaysia, Indonesia and Thailand through distribution agreements and funded approximately $1.5 million to Globalluxe to acquire operating assets in those regions. Globalluxe and its distribution partners operated six stores and one concession in Hong Kong, one concession in Taiwan, one store in Macau, two stores and one concession in Singapore, two stores in Malaysia, three stores and one concession in Indonesia, and two stores and six concessions in Thailand. Prior to the transaction, the Company maintained wholesale distribution to Globalluxe. Following the transaction, the Company maintains wholesale distribution to distributors who operate the businesses in Singapore, Malaysia, Indonesia and Thailand and recognizes direct-to-consumer sales in Hong Kong, Macau and Taiwan.

The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Accordingly, the Company recorded $21.8 million of goodwill, which is reflected in the KATE SPADE International reportable segment. The recorded goodwill is deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

In thousands
Assets acquired:
Current assets	$3,549
Property and equipment, net	1,267
Goodwill and intangibles, net	26,592
Other assets	860
Total assets acquired	$32,268

The following table presents details of the acquired intangible assets:

In thousands	Useful Life	Estimated Fair Value
Reacquired distribution rights	1.7 years	$4,500
Retail customer list	3 years	256

3.    DISCONTINUED OPERATIONS

The components of Assets held for sale and Liabilities held for sale related to the former Lucky Brand business as of December 28, 2013 were as follows:

In thousands	December 28, 2013
Assets held for sale:
Cash and cash equivalents	$163
Accounts receivable – trade, net	41,709
Inventories, net	80,503
Property and Equipment, net	68,533
Other assets	11,146
Assets held for sale	$202,054
Liabilities held for sale:
Accounts payable	$52,977
Accrued expenses	27,773
Other liabilities	15,620
Liabilities held for sale	$96,370

The Company completed the sale of Lucky Brand in February 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax income (charges) of $133.7 million and $(23.8) million during the six months ended July 5, 2014 and June 29, 2013, respectively, and $28.5 million and $(9.8) million during the three months ended July 5, 2014 and June 29, 2013, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	(27 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

In thousands
Net sales	$208,658	$418,410	$58,073	$203,084

Loss before provision for income taxes	$(38,943)	$(23,749)	$(18,903)	$(9,657)
Provision for income taxes	643	437	5	119
Loss from discontinued operations, net of income taxes	$(39,586)	$(24,186)	$(18,908)	$(9,776)

Income (loss) on disposal of discontinued operations, net of income taxes	$133,743	$(23,791)	$28,487	$(9,773)

In connection with the sale of the Juicy Couture IP, the Company initiated actions to reduce staff at Juicy Couture during the fourth quarter of 2013. Also, as a result of the requirement to wind down the Juicy Couture operations, the Company closed Juicy Couture offices and retail locations. These actions, which were substantially completed by the end of the second quarter of 2014, resulted in charges related to asset impairments, severance and other items. For the six months ended July 5, 2014 and June 29, 2013, the Company recorded charges of $25.1 million and $2.2 million, respectively, and recorded charges of $12.9 million and $0.3 million, for the three months ended July 5, 2014 and June 29, 2013, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

4.    STOCKHOLDERS’ EQUITY (DEFICIT)

Activity for the six months ended July 5, 2014 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 28, 2013	$155,984	$1,020,633	$(1,364,657)
Net income	--	41,766	--
Exercise of stock options	--	(20,033)	60,161
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(8,705)	4,190
Share-based compensation	31,878	--	--
Balance as of July 5, 2014	$187,862	$1,033,661	$(1,300,306)

Activity for the six months ended June 29, 2013 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 29, 2012	$147,018	$1,071,551	$(1,511,862)
Net loss	--	(95,311)	--
Exercise of stock options	--	(3,226)	4,724
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(2,883)	2,084
Share-based compensation	3,501	--	--
Exchange of Convertible Senior Notes, net	(652)	(65,162)	77,092
Balance as of June 29, 2013	$149,867	$904,969	$(1,427,962)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	July 5, 2014	December 28, 2013	June 29, 2013
Cumulative translation adjustment, net of income taxes of $0	$(20,374)	$(21,862)	$(18,002)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $153, $602 and $621, respectively	251	983	1,013
Accumulated other comprehensive loss, net of income taxes	$(20,123)	$(20,879)	$(16,989)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the six months ended July 5, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of December 28, 2013	$(21,862)	$983
Other comprehensive income (loss) before reclassification	1,488	(242)
Amounts reclassified from accumulated other comprehensive income	--	(490)
Net current-period other comprehensive income (loss)	1,488	(732)
Balance as of July 5, 2014	$(20,374)	$251

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the six months ended June 29, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of December 29, 2012	$(10,074)	$--
Other comprehensive (loss) income before reclassification	(7,928)	1,200
Amounts reclassified from accumulated other comprehensive income	--	(187)
Net current-period other comprehensive (loss) income	(7,928)	1,013
Balance as of June 29, 2013	$(18,002)	$1,013

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended July 5, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of April 5, 2014	$(20,177)	$603
Other comprehensive loss before reclassification	(197)	(101)
Amounts reclassified from accumulated other comprehensive income	--	(251)
Net current-period other comprehensive loss	(197)	(352)
Balance as of July 5, 2014	$(20,374)	$251

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended June 29, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of March 30, 2013	$(14,619)	$471
Other comprehensive (loss) income before reclassification	(3,383)	823
Amounts reclassified from accumulated other comprehensive income	--	(281)
Net current-period other comprehensive (loss) income	(3,383)	542
Balance as of June 29, 2013	$(18,002)	$1,013

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	July 5, 2014	December 28, 2013	June 29, 2013
Raw materials and work in process	$894	$1,028	$2,078
Finished goods	177,340	183,606	236,312
Total inventories, net	$178,234	$184,634	$238,390

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	July 5, 2014	December 28, 2013	June 29, 2013
Land and buildings (a)	$9,300	$9,300	$20,745
Machinery and equipment (b)	151,627	171,811	205,270
Furniture and fixtures (b)	56,142	83,753	138,088
Leasehold improvements (b)	118,690	173,207	255,360
	335,759	438,071	619,463
Less: Accumulated depreciation and amortization (b)	170,181	289,000	383,231
Total property and equipment, net	$165,578	$149,071	$236,232

(a)       The decrease in the balance compared to June 29, 2013 primarily reflected the sale-leaseback of the Company’s West Chester, OH distribution center (the “Ohio Facility”).

(b)       The decrease in the balance compared to June 29, 2013 primarily reflected the sale of the former Lucky Brand business and the wind-down of the Juicy Couture business, including non-cash impairment charges recorded in the fourth quarter of 2013.

Depreciation and amortization expense on property and equipment for the six months ended July 5, 2014 and June 29, 2013 was $17.1 million and $12.3 million, respectively, which included depreciation for property and equipment under capital leases of $0.4 million and $1.0 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended July 5, 2014 and June 29, 2013 was $8.2 million and $6.0 million, respectively, which included depreciation for property and equipment under capital leases of $0.2 million and $0.6 million, respectively. Property and equipment under capital leases was $9.3 million, $9.3 million and $31.9 million as of July 5, 2014, December 28, 2013 and June 29, 2013, respectively.

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

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	July 5, 2014	December 28, 2013	June 29, 2013

Amortized intangible assets:
Gross carrying amount:
Owned trademarks (a)	5 years	$2,000	$2,000	$1,479
Customer relationships	11 years	7,555	7,273	7,326
Merchandising rights (b)	4 years	9,381	6,087	16,476
Reacquired rights (c)	2 years	16,155	11,299	12,012
Other	4 years	2,322	2,322	2,322
Subtotal		37,413	28,981	39,615
Accumulated amortization:
Owned trademarks		(300)	(100)	(1,435)
Customer relationships		(4,468)	(4,022)	(3,602)
Merchandising rights		(3,301)	(2,595)	(10,393)
Reacquired rights		(7,600)	(4,394)	(2,669)
Other		(2,166)	(2,092)	(2,017)
Subtotal		(17,835)	(13,203)	(20,116)
Net:
Owned trademarks		1,700	1,900	44
Customer relationships		3,087	3,251	3,724
Merchandising rights		6,080	3,492	6,083
Reacquired rights		8,555	6,905	9,343
Other		156	230	305
Total amortized intangible assets, net		19,578	15,778	19,499

Unamortized intangible assets:
Owned trademarks (d)		74,900	74,900	107,500
Total intangible assets		$94,478	$90,678	$126,999

Goodwill (c)		$72,458	$49,111	$52,147

(a)              The change in the balance reflected the sale of the Lucky Brand business and the Juicy Couture IP (see Note 1 – Basis of Presentation) and the reclassification of the remaining carrying value of the TRIFARI trademark to an amortized intangible asset in the third quarter of 2013.

(b)             The decrease in the balance compared to June 29, 2013 primarily reflected the sale of the Lucky Brand business and the wind-down of the Juicy Couture business, including impairment charges recorded in the fourth quarter of 2013.

(c)              The increase in the balance compared to June 29, 2013 primarily reflected the reacquired existing KATE SPADE businesses in Southeast Asia (see Note 2 – Acquisition).

(d)              The decrease in the balance compared to June 29, 2013 primarily reflected the sale of the Juicy Couture IP (see Note 1 – Basis of Presentation), a non-cash impairment charge of $3.3 million in the Company’s Adelington Design Group segment related to the TRIFARI trademark and the reclassification of the remaining carrying value of such trademark to an amortized intangible asset in the third quarter of 2013.

Amortization expense of intangible assets was $4.6 million and $3.0 million for the six months ended July 5, 2014 and June 29, 2013, respectively, and $2.4 million and $1.5 million for the three months ended July 5, 2014 and June 29, 2013, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2014	$5.7
2015	8.1
2016	2.1
2017	1.7
2018	1.0

The changes in carrying amount of goodwill for the six months ended July 5, 2014 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of December 28, 2013	$47,664	$1,447	$49,111
Acquisition of existing KATE SPADE businesses in Southeast Asia	21,836	--	21,836
Translation adjustment	1,504	7	1,511
Balance as of July 5, 2014	$71,004	$1,454	$72,458

The changes in carrying amount of goodwill for the six months ended June 29, 2013 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of December 29, 2012	$58,669	$1,554	$60,223
Translation adjustment	(7,994)	(82)	(8,076)
Balance as of June 29, 2013	$50,675	$1,472	$52,147

8.    INCOME TAXES

During the second quarter of 2014 and 2013, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the six and three months ended July 5, 2014 and June 29, 2013 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom, Canada and Brazil. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2006 and, with a few exceptions, this applies to tax examinations by state authorities for the years through 2009. As a result of a 2009 US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005. The statue of limitations for these years expires in December of 2014. In addition, the IRS and other taxing authorities can also subject the Company’s net operating loss carryforwards to further review when such net operation loss carryforwards are utilized.

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $84.8 million and $88.3 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of July 5, 2014, uncertain tax positions of $81.3 million exist, which would provide an effective rate impact in the future if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	July 5, 2014	December 28, 2013	June 29, 2013
6.0% Convertible Senior Notes, due June 2014 (a)	$--	$--	$8,269
10.5% Senior Secured Notes, due April 2019 (b)	--	382,209	382,951
Term Loan credit facility, due April 2021 (b)(c)	398,054	--	--
Revolving credit facility	2,000	2,997	87,610
Capital lease obligations (d)	8,795	8,995	11,187
Total debt	408,849	394,201	490,017
Less: Short-term borrowings (e)	6,434	3,407	90,002
Convertible Notes (f)	--	--	8,269
Long-term debt	$402,415	$390,794	$391,746

(a)              The remaining principal amount of the 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) was exchanged in the third quarter of 2013. The balance at June 29, 2013 represented principal of $8.8 million and an unamortized debt discount of $0.5 million.

(b)              The Senior Notes were refinanced in the second quarter of 2014 with proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”).

(c)              The balance as of July 5, 2014 reflected the issuance of the Term Loan and an unamortized debt discount of $1.9 million.

(d)              The decrease in the balance compared to June 29, 2013 primarily reflected the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

(e)              At July, 5, 2014, the balance consisted of $4.0 million of Term Loan amortization payments, outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “Amended Facility”) and obligations under capital leases. At December 28, 2013 and June 29, 2013, the balance consisted of outstanding borrowings under the Amended Facility and obligations under capital leases.

(f)               The Convertible Notes were reflected as a current liability since they were convertible at June 29, 2013.

Convertible Notes

During the first quarter of 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company’s common stock. The Company recognized a $1.1 million pretax loss on the extinguishment of debt related to the Convertible Notes in the first quarter of 2013.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes due April 2019 (the “Original Notes,” together with the June 2012 issuance of $152.0 million aggregate principal amount of 10.5% Senior Notes (the “Additional Notes”), the “Senior Notes”). The Company used the net proceeds of $212.9 million from such issuance of the Original Notes primarily to fund a tender offer of then outstanding 128.5 million euro aggregate principal amount of 5.0% Euro Notes due July 8, 2013 (the “Euro Notes”) on April 8, 2011. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its Amended Facility and to fund the redemption of 52.9 million euro aggregate principal amount of Euro Notes on July 12, 2012. The Company used the remaining proceeds to fund a portion of the acquisition of a 51.0% interest in Kate Spade Japan Co., Ltd (“KSJ”).

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

On April 14, 2014, the Company redeemed $37.2 million aggregate principal amount of the Senior Notes at a price equal to 103.0% of their aggregate principal amount, plus accrued interest using cash on hand. On May 12, 2014, the Company redeemed the remaining $334.8 million aggregate principal amount of the Senior Notes at a price equal to 105.25% of their aggregate principal amount, plus accrued interest, with the proceeds from the Term Loan. The

Company recognized a $16.9 million loss on extinguishment of debt related to these transactions in the second quarter of 2014.

Term Loan

On April 10, 2014, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provides for term loans in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter commencing October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan was funded on May 12, 2014, and the Company used $354.8 million of the net proceeds of $392.0 million from the Term Loan to redeem the Company’s remaining outstanding Senior Notes on May 12, 2014 as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of the Company’s restricted subsidiaries (the “Guarantors”), which include (i) all of the Company’s existing material domestic restricted subsidiaries, (ii) all future wholly owned restricted subsidiaries of the Company (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all future non-wholly owned restricted subsidiaries of the Company that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

The Term Loan Credit Agreement permits the Company to incur, from time to time, additional incremental term loans under the Term Loan Credit Agreement (subject to obtaining commitments for such term loans) and other pari passu lien indebtedness, subject to an overall limit of $100.0 million plus such additional amount that would cause the Company’s consolidated net total secured debt ratio not to exceed 3.75 to 1.0 on a pro forma basis. Any such incremental term loans and other pari passu lien indebtedness are permitted to share in the collateral described below on a pari passu basis with the Term Loan. The Term Loan may be prepaid, at the Company’s option, in whole or in part, at any time at par plus accrued interest; provided that if the Term Loan is prepaid or refinanced in connection with a repricing transaction within six months after the initial borrowing, a 1.0% penalty is applicable.

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on the Company’s KATE SPADE trademarks and certain related rights owned by the Company and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in the Company’s and the Guarantors’ other assets (the “ABL Priority Collateral” and together with the Term Priority Collateral, the “Collateral”), which secure the Company’s Amended Facility on a first-priority basis.

The Term Loan is required to be prepaid in an amount equal to 50.0% of the Company’s Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 2, 2016. The percentage of Excess Cash Flow that must be so applied is reduced to 25.0% if the Company’s consolidated net total debt ratio is less than 2.75 to 1.0 and to 0% if the Company’s consolidated net total debt ratio is less than 2.25 to 1.0. Lenders may elect not to accept mandatory prepayments.

The Term Loan Credit Agreement limits the Company’s and restricted subsidiaries’ ability to, among other things, incur indebtedness, make dividend payments or other restricted payments, create liens, sell assets (including securities of the Company’s restricted subsidiaries), permit certain restrictions on dividends and transfers of assets by the Company’s restricted subsidiaries, enter into certain types of transactions with shareholders and affiliates and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets, in each case subject to certain designated exceptions and qualifications. The Term Loan Credit Agreement also contains certain affirmative covenants and events of default that are customary for credit agreements governing term loans.

Amended Facility

In May 2014, the Company terminated its prior revolving credit agreement and completed a fourth amendment to and restatement of the Amended Facility, which extended the maturity date of the facility to May 2019. Availability under the Amended Facility shall be an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

The Amended Facility is guaranteed by substantially all of the Company’s current domestic subsidiaries, certain of the Company’s future domestic subsidiaries and certain of the Company’s foreign subsidiaries. The Amended Facility is secured by a first-priority lien on substantially all of the assets of the Company and the other borrowers and guarantors (other than certain trademark collateral in which the lenders under the Term Loan Credit Agreement have a first-priority lien, which trademark collateral secures the obligations under the Amended Facility on a second-priority lien basis).

The Amended Facility limits the Company’s, and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens, undergo certain fundamental changes, make investments, sell certain assets, enter into hedging transactions, make restricted payments and pay certain indebtedness, enter into transactions with affiliates, permit certain restrictions on dividends and transfers of assets by the Company’s restricted subsidiaries and enter into sale and leaseback transactions. These covenants are subject to important exceptions and qualifications, and many of the covenants are subject to an exception based on meeting the fixed charge coverage ratio and/or certain minimum availability tests. The Amended Facility also contains representations and warranties (some of which are brought down to the time of each borrowing made), affirmative covenants and events of default that are customary for asset-based revolving credit agreements.

In addition, the terms and conditions of the Amended Facility: (i) provide for a decrease in fees and interest rates compared to the Company’s previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability), (ii) require the Company to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the Amended Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) require the Company to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility if availability under the Amended Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

The funds available under the Amended Facility may be used for working capital and for general corporate purposes. The Company currently believes that the financial institutions under the Amended Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of July 5, 2014, availability under the Company’s Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)

Revolving credit facility (a)	$200,000	$ 219,214	$2,000	$16,089	$181,911	$161,911

(a)     Availability under the Amended Facility is an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.

(b)     Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company’s capital lease obligations of $8.8 million, $9.0 million and $11.2 million as of July 5, 2014, December 28, 2013 and June 29, 2013, respectively, included $0.4 million, $0.4 million and $2.4 million within Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	July 5, 2014	December 28, 2013	June 29, 2013
Financial Assets:
Derivatives	$436	$1,701	$1,659
Financial Liabilities:
Derivatives	$(129)	$--	$(10)

The fair values of the Company’s Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments included volatilities, discount rates and estimated credit losses.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2014, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Six Months Ended	Three Months Ended
In thousands	July 5, 2014	Level 1	Level 2	Level 3	July 5, 2014	July 5, 2014
Property and equipment	$113	$--	$--	$--	$336	$336

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Six Months Ended	Three Months Ended
In thousands	June 29, 2013	Level 1	Level 2	Level 3	June 29, 2013	June 29, 2013
Property and equipment	$--	$--	$--	$--	$667	$--
Other assets	4,000	--	--	4,000	6,109	6,109

As a result of the 2013 decision to revise the Company’s plan to outsource its distribution function (see Note 12 - Streamlining Initiatives), an impairment analysis was performed on certain property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in an impairment charge, which was recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost, which was included within Other assets (see Note 14 – Additional Financial Information). The Company performed an impairment test based on market multiples of comparable transactions and determined that the carrying value of the investment exceeded its fair value, resulting in an impairment charge, which was recorded in Impairment of cost investment on the accompanying Condensed Consolidated Statement of Operations.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	July 5, 2014		December 28, 2013		June 29, 2013
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
6.0% Convertible Senior Notes, due June 2014 (a)	$--	$--	$--	$--	$56,317	$8,269
10.5% Senior Secured Notes, due April 2019 (a)	--	--	400,830	382,209	405,945	382,951
Term Loan credit facility, due April 2021 (a)	397,622	398,054	--	--	--	--
Revolving credit facility (b)	2,000	2,000	2,997	2,997	87,610	87,610

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

11.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

During the first quarter of 2009, the Company entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung Limited (“Li & Fung”), whereby Li & Fung was appointed as the Company’s buying/sourcing agent for all of the Company’s brands and products (other than jewelry) and the Company received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. The Company’s agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. The Company is also obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Since 2009, the Company has completed various disposition transactions, including the licensing arrangements with J.C. Penney Corporation, Inc. (“JCPenney”) in the US and Puerto Rico and with QVC, Inc. (“QVC”), the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks, the sale of the Juicy Couture IP and the sale of Lucky Brand, which resulted in the removal of buying/sourcing for such products from the Li & Fung buying/sourcing arrangement. As a result, the Company refunded $24.3 million of the closing payment in the second quarter of 2010, refunded $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. The Company was not required to make any payments to Li & Fung as a result of the sale of Lucky Brand. In addition, the Company’s agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 208 such leases. As of July 5, 2014, the future aggregate payments under these leases amounted to $198.4 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of July 5, 2014, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In thousands
2014	$1,002
2015	2,036
2016	2,089
2017	2,141
2018	2,194
Thereafter	15,328
Total	24,790
Less: Amounts representing interest and executory costs	(15,995)
Net present values	8,795
Less: Capital lease obligations included in short-term debt	(434)
Long-term capital lease obligations	$8,361

Other

The Company is a party to various pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

12.    STREAMLINING INITIATIVES

2014 Actions

In connection with the sale of the Juicy Couture IP and former Lucky Brand business, the Board of Directors of the Company approved various changes to its senior management, which resulted in charges related to severance in the first and second quarters of 2014. As discussed in Note 17 – Share-Based Compensation, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers. In addition, as a result of the reduction of office space in the Company’s former New York office, the Company recorded charges related to contract terminations and other charges in the first quarter of 2014.

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

For the six months ended July 5, 2014, the Company recorded pretax charges totaling $33.8 million related to these initiatives. The Company expects to pay approximately $10.8 million of accrued streamlining costs in the next 12 months. In addition, the Company expects to pay approximately $40.8 million of accrued streamlining costs classified as discontinued operations in the next 12 months. For the six months ended June 29, 2013, the Company recorded pretax charges of $4.4 million related to these initiatives, including $1.0 million of payroll and related costs, $1.0 million of asset write-downs and disposals and $2.4 million of other costs. Approximately $17.9 million and $1.0 million of these charges were non-cash during the six months ended July 5, 2014 and June 29, 2013, respectively.

For the six and three months ended July 5, 2014 and June 29, 2013, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Six Months Ended		Three Months Ended
In thousands	July 5, 2014 (27 Weeks)	June 29, 2013 (26 Weeks)	July 5, 2014 (13 Weeks)	June 29, 2013 (13 Weeks)
KATE SPADE North America	$3,155	$911	$1,058	$217
Adelington Design Group	216	391	113	62
Other (a)	30,474	3,058	3,743	1,131
Total	$33,845	$4,360	$4,914	$1,410

(a)     Other consists of unallocated corporate restructuring costs and Juicy Couture and Lucky Brand restructuring charges principally related to distribution functions that are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at December 28, 2013	$3,036	$2,151	$--	$11,707	$16,894
2014 provision (a)	31,707	1,017	931	190	33,845
2014 asset write-downs	--	--	(931)	--	(931)
Translation difference	--	19	--	--	19
2014 spending (a)	(30,527)	1,921	--	(2,860)	(31,466)
Balance at July 5, 2014 (b)	$4,216	$5,108	$--	$9,037	$18,361

(a)     Payroll and related costs provision and spending include $16.9 million of non-cash share-based compensation expense.

(b)     The balance in other costs at July 5, 2014 includes $9.0 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share (“EPS”).

	Six Months Ended		Three Months Ended
In thousands	July 5, 2014 (27 Weeks)	June 29, 2013 (26 Weeks)	July 5, 2014 (13 Weeks)	June 29, 2013 (13 Weeks)
Loss from continuing operations	$(52,391)	$(47,334)	$(13,983)	$(23,588)
Income (loss) from discontinued operations, net of income taxes	94,157	(47,977)	9,579	(19,549)
Net income (loss)	$41,766	$(95,311)	$(4,404)	$(43,137)

Basic weighted average shares outstanding	125,491	119,523	126,664	120,013
Stock options and nonvested shares (a)(b)	--	--	--	--
Convertible Notes (c)	--	--	--	--
Diluted weighted average shares outstanding (a)(b)(c)	125,491	119,523	126,664	120,013

(Loss) earnings per share:
Basic and diluted
Loss from continuing operations	$(0.42)	$(0.40)	$(0.11)	$(0.20)
Income (loss) from discontinued operations	$0.75	$(0.40)	$0.08	$(0.16)
Net income (loss)	$0.33	$(0.80)	$(0.03)	$(0.36)

(a)     Because the Company incurred a loss from continuing operations for the six and three months ended July 5, 2014 and June 29, 2013, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the six and three months ended July 5, 2014 and June 29, 2013, approximately 1.3 million and 5.7 million outstanding stock options, respectively, and approximately 1.8 million and 0.7 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)     Excludes approximately 1.1 million nonvested shares for the six and three months ended June 29, 2013, for which the performance criteria were not achieved.

(c)     Because the Company incurred a loss from continuing operations for the six and three months ended June 29, 2013, approximately 2.9 million and 2.4 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Licensing-Related Transactions

In the fourth quarter of 2011, the Company sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney for $267.5 million and (ii) the KENSIE, KENSIE GIRL and MAC & JAC trademarks.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the six months ended July 5, 2014, the Company received net income tax refunds of $1.2 million. During the six months ended July 5, 2014 and June 29, 2013, the Company made interest payments of $25.3 million and $22.4 million, respectively. As of July 5, 2014, December 28, 2013 and June 29, 2013, the Company accrued capital expenditures totaling $14.5 million, $13.3 million and $8.2 million, respectively.

Depreciation and amortization expense for the six months ended July 5, 2014 and June 29, 2013 included $5.2 million and $3.5 million, respectively, related to amortization of deferred financing costs.

On February 3, 2014, the Company received a three-year $85.0 million note issued by Lucky Brand LLC (see Note 1 – Basis of Presentation), which is reflected in Note Receivable on the accompanying Condensed Consolidated Balance Sheet.

During the six months ended June 29, 2013, a holder of $11.2 million aggregate principal amount of the Convertible Notes converted all such outstanding Convertible Notes into 3,171,670 shares of the Company’s common stock.

During the first quarter of 2013, the Company refunded the $20.0 million advance to JCPenney, which was included within Decrease in accrued expenses and other non-current liabilities on the accompanying Condensed Consolidated Statements of Cash Flows.

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions of $5.5 million to KSC in 2013, of which $3.0 million was paid in the first half of 2013.

The Company’s equity in (loss) earnings of its equity investee was $(0.2) million and $(0.6) million for the six months ended July 5, 2014 and June 29, 2013, respectively, and $0.1 million and $(0.3) million for the three months ended July 5, 2014 and June 29, 2013, respectively. As of July 5, 2014, December 28, 2013 and June 29, 2013, the Company recorded $9.2 million, $9.4 million and $7.5 million, respectively, related to its investments in KSC, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business until the third quarter of 2013 and accounted for its investment at cost. The Company’s cost investment was valued at $4.0 million as of June 29, 2013 and was included in Other assets on the accompanying Condensed Consolidated Balance Sheet.

15.    SEGMENT REPORTING

During the second quarter of 2014, the Company determined it would disaggregate its former KATE SPADE reportable segment into two reportable segments, KATE SPADE North America and KATE SPADE International. The Company operates its kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and South America. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•                       KATE SPADE North America segment – consists of the Company’s kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in North America.

•                       KATE SPADE International segment – consists of the Company’s kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and South America).

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

As discussed in Note 1 – Basis of Presentation, the Company completed the sale of Lucky Brand on February 3, 2014 and substantially completed the wind-down operations of the Juicy Couture brand during the second quarter of 2014.

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. In connection with the decision to disaggregate the Company’s reportable segments, the costs of all corporate departments that serve the respective segment are fully allocated. The Company does not allocate amounts reported below Operating income (loss) to its reportable segments, other than equity income (loss) in the Company’s equity method investee. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 – Basis of Presentation. Sales are reported based on a destination basis. The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks.

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Six Months Ended July 5, 2014 (27 weeks)
Reportable Segments:
KATE SPADE North America	$372,135	76.0%	$48,484	13.0%
KATE SPADE International	102,606	21.0%	1,427	1.4%
Adelington Design Group	14,871	3.0%	(10)	(0.1)%
Other (a)	--	--%	(595)	--%
Totals	$489,612	100.0%

Six Months Ended June 29, 2013 (26 weeks)
Reportable Segments:
KATE SPADE North America	$239,205	71.3%	$10,297	4.3%
KATE SPADE International	68,553	20.4%	52	0.1%
Adelington Design Group	27,572	8.3%	4,077	14.8%
Other (a)	--	--%	(2,682)	--%
Totals	$335,330	100.0%

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended July 5, 2014 (13 weeks)
Reportable Segments:
KATE SPADE North America	$208,382	78.3%	$32,240	15.5%
KATE SPADE International	49,231	18.5%	(48)	(0.1)%
Adelington Design Group	8,385	3.2%	382	4.6%
Other (a)	--	--%	(531)	--%
Totals	$265,998	100.0%

Three Months Ended June 29, 2013 (13 weeks)
Reportable Segments:
KATE SPADE North America	$134,749	75.3%	$8,337	6.2%
KATE SPADE International	32,046	17.9%	(661)	(2.1)%
Adelington Design Group	12,086	6.8%	1,041	8.6%
Other (a)	--	--%	(1,382)	--%
Totals	$178,881	100.0%

(a)   Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

The following tables provide a reconciliation to Loss from continuing operations:

	Six Months Ended		Three Months Ended
	July 5, 2014 (27 Weeks)	June 29, 2013 (26 Weeks)	July 5, 2014 (13 Weeks)	June 29, 2013 (13 Weeks)
In thousands
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$48,484	$10,297	$32,240	$8,337
KATE SPADE International (a)	1,427	52	(48)	(661)
Adelington Design Group	(10)	4,077	382	1,041
Other (b)	(595)	(2,682)	(531)	(1,382)
Total Reportable Segments Adjusted EBITDA	49,306	11,744	32,043	7,335
Depreciation and amortization, net (c)	(22,281)	(15,685)	(11,144)	(7,545)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (d)	(18,165)	(5,902)	(5,038)	(2,656)
Share-based compensation (e)	(26,032)	(2,344)	(5,808)	(1,193)
Equity loss (income) included in Reportable Segments Adjusted EBITDA	173	562	(125)	292
Operating (Loss) Income	(16,999)	(11,625)	9,928	(3,767)
Other income (expense), net (a)	88	(2,702)	241	(832)
Impairment of cost investment	--	(6,109)	--	(6,109)
Loss on extinguishment of debt	(16,914)	(1,108)	(16,914)	--
Interest expense, net	(15,996)	(23,760)	(6,474)	(11,544)
Provision for income taxes	2,570	2,030	764	1,336
Loss from Continuing Operations	$(52,391)	$(47,334)	$(13,983)	$(23,588)

(a)    Amounts include equity in the (losses) earnings of the Company’s equity method investee of $(0.2) million and $(0.6) million for the six months ended July 5, 2014 and June 29, 2013, respectively and $0.1 million and $(0.3) million for the three months ended July 5, 2014 and June 29, 2013, respectively.

(b)    Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)    Excludes amortization included in Interest expense, net.

(d)    See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

(e)     Includes share-based compensation expense of $16.9 million and $0.6 million in the six and three months ended July 5, 2014, respectively, that was classified as restructuring.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Six Months Ended July 5, 2014 (27 weeks)
Domestic	$379,268	77.5%
International	110,344	22.5%
Totals	$489,612	100.0%

Six Months Ended June 29, 2013 (26 weeks)
Domestic	$265,203	79.1%
International	70,127	20.9%
Totals	$335,330	100.0%

Dollars in thousands	Net Sales	% to Total
Three Months July 5, 2014 (13 weeks)
Domestic	$211,775	79.6%
International	54,223	20.4%
Totals	$265,998	100.0%

Three Months Ended June 29, 2013 (13 weeks)
Domestic	$145,878	81.6%
International	33,003	18.4%
Totals	$178,881	100.0%

There were no significant changes in segment assets during the six months ended July 5, 2014.

16.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company utilizes foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by KSJ. As of July 5, 2014, the Company had forward contracts maturing through June 2015 to sell 2.4 billion yen for $23.5 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of July 5, 2014, the Company had forward contracts to sell 4.0 billion yen for $39.3 million maturing through September 2014. Transaction (losses) gains of $(1.1) million and $6.2 million related to these derivative instruments were reflected within Other income (expense), net for the six months ended July 5, 2014 and June 29, 2013, respectively, and $(0.5) million and $2.2 million for the three months ended July 5, 2014 and June 29, 2013, respectively. These transaction gains and losses were substantially offset by transaction gains and losses on the corresponding intercompany loans.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

July 5, 2014	Other current assets	$16,550	$258	Accrued expenses	$6,950	$129
December 28, 2013	Other current assets	21,050	1,317	Accrued expenses	--	--
June 29, 2013	Other current assets	15,113	1,087	Accrued expenses	6,700	10

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

July 5, 2014	Other current assets	$39,342	$178	Accrued expenses	$--	$--
December 28, 2013	Other current assets	38,403	384	Accrued expenses	--	--
June 29, 2013	Other current assets	40,861	572	Accrued expenses	--	--

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount Recognized in Operations on Derivative (Ineffective Portion)

Six months ended July 5, 2014	$(392)	Cost of goods sold	$789	$--
Six months ended June 29, 2013	1,936	Cost of goods sold	302	--
Three months ended July 5, 2014	(165)	Cost of goods sold	404	--
Three months ended June 29, 2013	1,168	Cost of goods sold	293	--

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

During the first half of 2014, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company’s share-based payment awards totaled $26.0 million and $2.3 million for the six months ended July 5, 2014 and June 29, 2013, respectively, and $5.8 million and $1.2 million for the three months ended July 5, 2014 and June 29, 2013, respectively. Compensation expense included $16.9 million and $0.6 million for the six and three months ended July 5, 2014, respectively, that was classified as restructuring.

Stock Options

The Company utilizes the Binomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

Six Months Ended
Valuation Assumptions:	June 29, 2013
Weighted-average fair value of options granted	$10.32
Historic volatility	59.5%
Weighted-average volatility	59.5%
Expected term (in years)	4.9
Dividend yield	—
Risk-free rate	0.1% to 3.9%
Expected annual forfeiture	12.4%

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

A summary of award activity under stock option plans as of July 5, 2014 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 28, 2013	5,166,375	$11.26	3.4	$108,498
Exercised	(3,717,113)	10.80		40,128
Cancelled/expired	(125,075)	37.21
Outstanding at July 5, 2014	1,324,187	$10.13	4.3	$36,718

Vested or expected to vest at July 5, 2014	1,310,642	$10.06	4.3	$36,440

Exercisable at July 5, 2014	533,122	$7.50	3.4	$16,187

As of July 5, 2014, there were approximately 0.8 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $6.16.

As of July 5, 2014, there was $1.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 0.9 years. The total fair value of shares vested during the six months ended July 5, 2014 and June 29, 2013 was $2.3 million and $3.1 million, respectively.

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

In the second quarter of 2014, the Company granted 51,848 MSUs to a group of key executives with an aggregate grant date fair value of $2.9 million as Staking Grants and as part of an annual LTIP. The Staking Grants have a grant date fair value of $2.8 million and vest 50% on the third anniversary of grant and 50% on the fifth anniversary of grant. The MSUs included in the LTIP represent a portion of the awards granted under that plan, have a grant date fair value of $0.1 million and vest 50% on each of the second and third anniversaries of the grant date. The MSUs issued as Staking Grants and as part of the LTIP have a minimum earnout of 30% of target. The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods.

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the six months ended July 5, 2014, the following assumptions were used in determining fair value:

Six Months Ended
Valuation Assumptions:	July 5, 2014
Weighted-average fair value	$50.24
Expected volatility	52.3%
Dividend yield	—
Risk-free rate	1.68%
Weighted-average expected annual forfeiture	4.8%

The other portion of the LTIP consists of an award of 202,541 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the S&P Mid-Cap 400 Index. The performance shares have a grant date fair value of $8.9 million that was calculated using a Monte Carlo simulation model. For the six months ended July 5, 2014, the following assumptions were used in determining fair value:

Six Months Ended
Valuation Assumptions:	July 5, 2014
Weighted-average fair value	$43.93
Expected volatility	44.2%
Dividend yield	—
Risk-free rate	0.66%
Weighted-average expected annual forfeiture	4.0%

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

A summary of award activity under restricted stock plans as of July 5, 2014 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 28, 2013	1,035,250	$14.93
Granted	1,605,278	48.42
Vested	(380,250)	17.28
Cancelled (a)	(484,000)	12.23
Nonvested stock at July 5, 2014	1,776,278	$45.36

Expected to vest as of July 5, 2014 (b)	1,492,402	$45.47

(a)      Includes performance shares granted to a group of key executives with certain performance conditions measured through December 2013 and a market and service condition through December 2014. These shares which were contingently issuable based on 2013 performance were deemed not earned and cancelled.

(b)      Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of July 5, 2014, there was $58.8 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the six months ended July 5, 2014 and June 29, 2013 was $6.6 million and $0.9 million, respectively.

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

In May 2014, new accounting guidance on the accounting for revenue recognition was issued, which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of the new guidance on its financial statements.

In June 2014, new accounting guidance on the accounting for share-based compensation was issued, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This guidance further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. This guidance is effective for interim and annual periods beginning on or after December 15, 2015. The adoption of the new guidance is not expected to affect the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Segments

During the second quarter of 2014, we determined we would disaggregate our former KATE SPADE reportable segment into two reportable segments, KATE SPADE North America and KATE SPADE International. We operate our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and South America. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

•                 KATE SPADE North America segment – consists of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in North America.

•                 KATE SPADE International segment – consists of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and South America).

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. Our operating and financial goals are based on the following strategies: (i) fueling top line growth by opening new retail locations in North America, Japan, Brazil, the United Kingdom and Southeast Asia, evolving price points to create access for new customers and to aspirational categories, focusing on expansion of certain product categories with broad distribution opportunities and high branding relevance, including watches, jewelry, sunglasses and fragrance and launching e-commerce platforms in Europe; (ii) evolving our customer experience with a channel agnostic approach including improved Customer Relationship Management (“CRM”) capability, expanding selling and service programs at selected retail stores and enhancing the e-commerce experience; (iii) expanding our use of partnerships for margin expansion; (iv) strengthening the foundation of KATE SPADE SATURDAY; and (v) increased investments in marketing that leverage CRM capability and focus on acquiring new full price customers.

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

Recent Developments and Operational Initiatives

We continue to pursue transactions and initiatives with a focus on becoming a multi-national, mono-brand business and which improve our operations or liquidity.

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

On February 3, 2014, we completed the sale of 100.0% of the capital stock of Lucky Brand Dungarees, Inc. (“Lucky Brand”) to LBD Acquisition Company, LLC (“LBD Acquisition”), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the “Lucky Brand Note”) issued by Lucky Brand Dungarees, LLC (“Lucky Brand LLC”).

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

On November 6, 2013, we sold the Juicy Couture IP to ABG for a total purchase price of $195.0 million (an additional payment may be payable to us in an amount of up to $10.0 million if certain conditions regarding future performance are achieved). The Juicy Couture IP is licensed back to us until December 31, 2014 to accommodate the wind-down of operations, which was substantially completed in the second quarter of 2014. We are paying guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On April 7, 2014, we sold our Juicy Couture business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments.

On November 19, 2013, we entered into an agreement to terminate the lease of our Juicy Couture flagship store on Fifth Avenue in New York City in exchange for a $51.0 million payment. On May 15, 2014, we surrendered such premises to the landlord and received proceeds of $45.8 million (net of taxes and fees), in addition to $5.0 million previously received.

Debt and Liquidity Enhancements

In May 2014, we terminated our prior revolving credit agreement and completed a fourth amendment to and restatement of our revolving credit facility (as amended to date, the “Amended Facility”), which extended the maturity date of the facility to May 2019. Availability under the Amended Facility is in an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised our eligible cash, accounts receivable and inventory.

On April 10, 2014, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provides for term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”) maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter commencing October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. We drew on the Term Loan on May 12, 2014 and used $354.8 million of the net proceeds of $392.0 million to redeem all of our remaining outstanding 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”). See “Financial Position, Liquidity and Capital Resources.”

On April 14, 2014, we redeemed $37.2 million aggregate principal amount of the Senior Notes at a price equal to 103.0% of their aggregate principal amount, plus accrued interest using cash on hand. On May 12, 2014, we redeemed the remaining $334.8 million aggregate principal amount of the Senior Notes at a price equal to 105.25% of their aggregate principal amount, plus accrued interest. As a result of these transactions, no Senior Notes remain outstanding.

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space and staff reductions, including consolidation of certain support and production functions and outsourcing certain corporate functions. We have also engaged more extensively in direct shipping and other arrangements. We expect that our streamlining initiatives will provide long-term cost savings. We will also continue to closely manage spending, with 2014 capital expenditures expected to be approximately $100.0 million, compared to $67.6 million in 2013.

For a discussion of certain risks relating to our recent initiatives, see “Item 1A – Risk Factors” in this Form 10-Q and in our 2013 Annual Report on Form 10-K.

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented.

Overall Results for the Six Months Ended July 5, 2014

Net Sales

Net sales for the first half of 2014 were $489.6 million, an increase of $154.3 million, or 46.0%, compared to net sales for the first half of 2013, including an estimated $18.4 million increase in net sales resulting from the inclusion of an additional week in the first half of 2014. Net sales increased in our KATE SPADE North America and KATE SPADE International segments, partially offset by a decline in net sales within our Adelington Design Group segment.

Gross Profit and Loss from Continuing Operations

Gross profit in the first half of 2014 was $292.7 million, an increase of $84.1 million compared to the first half of 2013, primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 62.2% in 2013 to 59.8% in 2014, primarily reflecting the impact of off-price sales associated with the liquidation of excess KATE SPADE SATURDAY launch year inventory and a more promotional retail environment.

We recorded a loss from continuing operations of $52.4 million in the first six months of 2014, as compared to a loss from continuing operations of $47.3 million in the first six months of 2013. The period-over-period change primarily reflected: (i) an increase in Selling, general & administrative expenses (“SG&A”), including charges related to streamlining initiatives, brand-exiting activities and acquisition related costs; (ii) an increase in the loss on extinguishment of debt; (iii) an increase in gross profit; (iv) a decrease in Interest expense, net; (v) a decrease in Other income (expense), net; and (vi) the absence in the first half of 2014 of an impairment of cost investment of $6.1 million that was incurred in the first half of 2013.

Balance Sheet

We ended the first six months of 2014 with a net debt position (total debt less cash and marketable securities) of $231.7 million as compared to $480.9 million at the end of the first six months of 2013. The $249.2 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $331.8 million from the dispositions of the Juicy Couture IP, Lucky Brand and our former investment in Mexx; (ii) the funding of $85.7 million of capital and in-store shop expenditures over the last 12 months; (iii) the receipt of proceeds of $43.5 million from the exercise of stock options; (iv) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; (v) the generation of $22.1 million in cash from other activities of our discontinued operations over the past 12 months; and (vi) the receipt of net proceeds of $20.3 million from the sale-leaseback of our Ohio distribution center (the “Ohio Facility”). We also used $39.4 million of cash from continuing operations over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

SIX MONTHS ENDED JULY 5, 2014 COMPARED TO SIX MONTHS ENDED JUNE 29, 2013

The following table sets forth our operating results for the six months ended July 5, 2014 (comprised of 27 weeks) compared to the six months ended June 29, 2013 (comprised of 26 weeks):

	Six Months Ended		Variance
Dollars in millions	July 5, 2014 (27 Weeks)	June 29, 2013 (26 Weeks)	$	%

Net Sales	$489.6	$335.3	$154.3	46.0%

Gross Profit	292.7	208.6	84.1	40.3%

Selling, general & administrative expenses	309.7	220.2	(89.5)	(40.7)%

Operating Loss	(17.0)	(11.6)	(5.4)	(46.2)%

Other income (expense), net	0.1	(2.7)	2.8	*

Impairment of cost investment	--	(6.1)	6.1	*

Loss on extinguishment of debt	(16.9)	(1.1)	(15.8)	*

Interest expense, net	(16.0)	(23.8)	7.8	32.7%

Provision for income taxes	2.6	2.0	(0.6)	(26.7)%

Loss from Continuing Operations	(52.4)	(47.3)	(5.1)	(10.7)%

Discontinued operations, net of income taxes	94.2	(48.0)	142.2	*

Net Income (Loss)	$41.8	$(95.3)	$137.1	*

*   Not meaningful.

Net Sales

Net sales for the first half of 2014 were $489.6 million, an increase of $154.3 million, or 46.0%, compared to the first half of 2013, including an estimated $18.4 million increase in net sales resulting from the inclusion of an additional week in the first half of 2014. Excluding the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 26.8% in the first six months of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 26.5%. Including the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 29.9% in the first six months of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 29.5%.

Net sales results for our reportable segments are provided below:

•                 KATE SPADE North America net sales were $372.1 million for the first six months of 2014, a 55.6% increase compared to 2013, reflecting net sales increases within our kate spade new york and KATE SPADE SATURDAY brands, partially offset by a decrease in our JACK SPADE brand.

We ended the first half of 2014 with 96 specialty retail stores and 51 outlet stores, reflecting the net addition over the last 12 months of 27 specialty retail stores and 18 outlet stores. Key operating metrics for our North America retail operations included the following:

—         Average retail square footage in the first six months of 2014 was approximately 281 thousand square feet, a 46.6% increase compared to 2013; and

—           Sales productivity was $632 per average square foot for the first six months of 2014 as compared to $523 for the first six months of 2013.

•                  KATE SPADE International net sales were $102.6 million for the first six months of 2014, a 49.7% increase compared to 2013, reflecting increases across all geographies in the segment. Net sales for the first six months of 2014 included $9.6 million of incremental net sales from the acquisition of the KATE SPADE businesses in Southeast Asia.

We ended the first half of 2014 with 39 specialty retail stores, 11 outlet stores and 48 concessions, reflecting the net addition over the last 12 months of 5 specialty retail stores, 1 outlet store and 7 concessions and the acquisition of 6 specialty retail stores, 2 concessions and 1 outlet store. Key operating metrics for our International retail operations included the following:

—          Average retail square footage, including concessions, in the first six months of 2014 was approximately 88 thousand square feet, a 35.2% increase compared to 2013; and

—          Sales productivity was $916 per average square foot for the first six months of 2014 as compared to $776 for the first six months of 2013.

•                  Adelington Design Group net sales were $14.9 million for the first six months of 2014, a decrease of $12.7 million, or 46.1%, compared to 2013, reflecting the following:

—         A net $6.7 million decrease primarily related to the LIZWEAR, LIZ CLAIBORNE NEW YORK and private label jewelry businesses;

—         A $3.4 million decrease related to the licensed LIZ CLAIBORNE and MONET brands; and

—         A $2.6 million decrease primarily related to the expiration of our former Dana Buchman brand supplier agreement.

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

Gross Profit

Gross profit in the first half of 2014 was $292.7 million (59.8% of net sales), compared to $208.6 million (62.2% of net sales) in the first half of 2013. The increase in gross profit was primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 62.2% in 2013 to 59.8% in 2014, primarily reflecting the impact of off-price sales associated with the liquidation of excess KATE SPADE SATURDAY launch year inventory and a more promotional retail environment.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $89.5 million, or 40.7%, to $309.7 million in the first half of 2014 compared to the first half of 2013. The increase in SG&A reflected the following:

•                 A $42.4 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased e-commerce fees and advertising expenses;

•                 A $28.4 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;

•                 A $24.4 million increase in SG&A in our KATE SPADE International segment, primarily related to direct-to-consumer expansion reflecting: (i) increased compensation related expenses; (ii) increased rent, concession fees and other store operating expenses; and (iii) increased advertising expenses. The increase also included incremental SG&A associated with the KATE SPADE businesses in Southeast Asia;

•                 A $2.9 million decrease associated with reduced costs at our Adelington Design Group segment; and

•                 A $2.8 million decrease in expenses related principally to distribution functions that were included in the Juicy Couture and Lucky Brand historical results, but are not directly attributable to Juicy Couture or Lucky Brand and therefore, have not been included in discontinued operations.

SG&A as a percentage of net sales was 63.3%, compared to 65.7% in 2013, primarily reflecting increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by an increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

Operating Loss

Operating loss for the first half of 2014 was $17.0 million ((3.5)% of net sales) compared to an operating loss of $11.6 million ((3.5)% of net sales) in 2013.

Other Income (Expense), Net

Other income (expense), net amounted to $0.1 million and $(2.7) million in the six months ended July 5, 2014 and June 29, 2013, respectively. Other income (expense), net consisted primarily of (i) foreign currency transaction losses and gains and (ii) equity in the (losses) earnings of KS China Co., Limited (“KSC”), our equity method investee.

Impairment of Cost Investment

During the first half of 2013, we recorded a $6.1 million impairment charge related to our former investment in the Mexx business.

Loss on Extinguishment of Debt

During the first half of 2014, we recorded a $16.9 million loss on the extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan. During the first half of 2013, we recorded a $1.1 million loss on the extinguishment of debt in connection with the conversion of $11.2 million of our Convertible Notes into 3.2 million shares of our common stock.

Interest Expense, Net

Interest expense, net was $16.0 million for the six months ended July 5, 2014, as compared to $23.8 million for the six months ended June 29, 2013, primarily reflecting (i) the recognition of $5.1 million of interest income in 2014 primarily related to the Lucky Brand Note; (ii) a net decrease of $3.3 million in interest expense due to the refinancing of the Senior Notes with the net proceeds from the Term Loan in the second quarter of 2014; (iii) a decrease of $1.6 million related to reduced borrowings under the Amended Facility and the extinguishment of the Convertible Notes; and (iv) a $2.3 million write-off of deferred financing fees in 2014 as a result of a reduction in the size of our Amended Facility.

Provision for Income Taxes

The income tax provision of $2.6 million and $2.0 million for the six months ended July 5, 2014 and June 29, 2013, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first half of 2014 decreased to $52.4 million, or (10.7)% of net sales, from $47.3 million in the first half of 2013, or (14.1)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.42) in 2014 and $(0.40) in 2013.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the first half of 2014 was $94.2 million, reflecting a gain on disposal of discontinued operations of $133.7 million and a $(39.5) million loss from discontinued operations. Loss from discontinued operations in the first half of 2013 was $(48.0) million, reflecting a loss on disposal of discontinued operations of $(23.8) million and a $(24.2) million loss from discontinued operations. EPS from discontinued operations was $0.75 in 2014 and $(0.40) in 2013.

Net Income (Loss)

Net income (loss) in the first half of 2014 was $41.8 million and $(95.3) million in the first half of 2013. EPS was $0.33 in 2014 and $(0.80) in 2013.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. In connection with the decision to disaggregate the Company’s reportable segments, the costs of all corporate departments that serve the respective segment are fully allocated. We do not allocate amounts reported below Operating income (loss) to our reportable segments, other than equity income (loss) in our equity method investee. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments are provided below.

	Six Months Ended		Variance
Dollars in thousands	July 5, 2014 (27 Weeks)	June 29, 2013 (26 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$48,484	$10,297	$38,187		*
KATE SPADE International (a)	1,427	52	1,375		*
Adelington Design Group	(10)	4,077	(4,087)		*
Other (b)	(595)	(2,682)	2,087	77.8%
Total Reportable Segments Adjusted EBITDA	49,306	11,744
Depreciation and amortization, net (c)	(22,281)	(15,685)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (d)	(18,165)	(5,902)
Share-based compensation (e)	(26,032)	(2,344)
Equity loss included in Reportable Segments Adjusted EBITDA	173	562
Operating Loss	(16,999)	(11,625)
Other income (expense), net (a)	88	(2,702)
Impairment of cost investment	--	(6,109)
Loss on extinguishment of debt	(16,914)	(1,108)
Interest expense, net	(15,996)	(23,760)
Provision for income taxes	2,570	2,030
Loss from Continuing Operations	$(52,391)	$(47,334)

*                  Not meaningful.

(a)       Amounts include equity in the losses of our equity method investee of $(0.2) million and $(0.6) million for the six months ended July 5, 2014 and June 29, 2013, respectively.

(b)       Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

(c)       Excludes amortization included in Interest expense, net.

(d)       See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(e)       Includes share-based compensation expense of $16.9 million in 2014 that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the six months ended July 5, 2014 and June 29, 2013 follows:

•                 KATE SPADE North America Adjusted EBITDA for the first half of 2014 was $48.5 million (13.0% of net sales), compared to $10.3 million (4.3% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses, e-commerce fees and advertising expenses.

•                 KATE SPADE International Adjusted EBITDA for the first half of 2014 was $1.4 million (1.4% of net sales), and was not significant in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, substantially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent, concession fees and other store operating expenses, payroll related expenses and advertising expenses.

•                 Adelington Design Group Adjusted EBITDA for the first half of 2014 was flat, compared to Adjusted EBITDA of $4.1 million (14.8% of net sales) in 2013. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

THREE MONTHS ENDED JULY 5, 2014 COMPARED TO THREE MONTHS ENDED JUNE 29, 2013

The following table sets forth our operating results for the three months ended July 5, 2014 (comprised of 13 weeks) compared to the three months ended June 29, 2013 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	July 5, 2014 (13 Weeks)	June 29, 2013 (13 Weeks)	$	%

Net Sales	$266.0	$178.9	$87.1	48.7%

Gross Profit	155.9	110.5	45.4	41.1%

Selling, general & administrative expenses	146.0	114.3	(31.7)	(27.8)%

Operating Income (Loss)	9.9	(3.8)	13.7	*

Other income (expense), net	0.2	(0.8)	1.0	*

Impairment of cost investment	--	(6.1)	6.1	*

Loss on extinguishment of debt	(16.9)	--	(16.9)	*

Interest expense, net	(6.5)	(11.5)	5.0	43.9%

Provision for income taxes	0.7	1.4	0.7	42.8%

Loss from Continuing Operations	(14.0)	(23.6)	9.6	40.7%

Discontinued operations, net of income taxes	9.6	(19.5)	29.1	*

Net Loss	$(4.4)	$(43.1)	$38.7	89.8%

*   Not meaningful.

Net Sales

Net sales for the second quarter of 2014 were $266.0 million, an increase of $87.1 million, or 48.7%, compared to the second quarter of 2013. Net sales increased in our KATE SPADE North America and KATE SPADE International segments, partially offset by a decline in net sales within our Adelington Design Group segment. Comparable direct-to-consumer net sales for the KATE SPADE North America and KATE SPADE International segments, including e-commerce, increased by 30.4% in the second quarter of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 31.6%.

•                 KATE SPADE North America net sales were $208.4 million for the second quarter of 2014, a 54.6% increase compared to 2013, primarily driven by our kate spade new york brand.

Key operating metrics for our North America retail operations included the following:

—          Average retail square footage in the second quarter of 2014 was approximately 295 thousand square feet, a 47.8% increase compared to 2013; and

—          Sales productivity was $355 per average square foot for the second quarter of 2014 as compared to $277 for the second quarter of 2013.

•                 KATE SPADE International net sales were $49.2 million for the second quarter of 2014, a 53.6% increase compared to 2013, reflecting increases across all operations in the segment. Net sales for the second quarter of 2014 included $7.1 million of incremental net sales from the acquisition of the KATE SPADE businesses in Southeast Asia.

Key operating metrics for our International retail operations included the following:

—          Average retail square footage in the second quarter of 2014 was approximately 93 thousand square feet, a 35.9% increase compared to 2013; and

—          Sales productivity was $435 per average square foot for the second quarter of 2014 as compared to $363 for the second quarter of 2013.

•                 Adelington Design Group net sales were $8.4 million for the second quarter of 2014, a decrease of $3.7 million, or 30.6%, compared to 2013, the following:

—	A net $1.8 million decrease primarily related to the LIZ CLAIBORNE NEW YORK and private label jewelry businesses;
—	A $1.6 million decrease primarily related to the expiration of our former Dana Buchman brand supplier agreement; and
—	A $0.3 million decrease related to the licensed LIZ CLAIBORNE and MONET brands.

Gross Profit

Gross profit in the second quarter of 2014 was $155.9 million (58.6% of net sales), compared to $110.5 million (61.8% of net sales) in the second quarter of 2013. The increase in gross profit is primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 61.8% in 2013 to 58.6% in 2014, primarily reflecting the impact of off-price sales associated with the liquidation of excess KATE SPADE SATURDAY launch year inventory and a more promotional retail environment.

Selling, General & Administrative Expenses

SG&A increased $31.7 million, or 27.8%, to $146.0 million in the second quarter of 2014 compared to the second quarter of 2013. The increase in SG&A reflected the following:

•

A $19.3 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased e-commerce fees and advertising expenses;

•

A $12.7 million increase in SG&A in our KATE SPADE International segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased advertising expenses. The increase also included incremental SG&A associated with the KATE SPADE businesses in Southeast Asia;

•	A $2.5 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•	A $1.5 million decrease associated with reduced costs at our Adelington Design Group segment; and
•

A $1.3 million decrease in expenses related principally to distribution functions that were included in the Juicy Couture and Lucky Brand historical results, but are not directly attributable to Juicy Couture or Lucky Brand and therefore, have not been included in discontinued operations.

SG&A as a percentage of net sales was 54.9%, compared to 63.9% in the second quarter of 2013, primarily reflecting increased net sales in our KATE SPADE North America segment, inclusive of the liquidation of KATE SPADE SATURDAY launch year inventory, partially offset by an increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

Operating Income (Loss)

Operating income for the second quarter of 2014 was $9.9 million (3.7% of net sales) compared to an operating loss of $(3.8) million ((2.1)% of net sales) in 2013.

Other Income (Expense), Net

Other income (expense), net amounted to $0.2 million and $(0.8) million in the three months ended July 5, 2014 and June 29, 2013, respectively. Other income (expense), net consisted primarily of (i) foreign currency transaction gains and losses; and (ii) equity in the earnings (losses) of KSC.

Impairment of Cost Investment

During the second quarter of 2013, we recorded a $6.1 million impairment charge related to our former investment in the Mexx business.

Loss on Extinguishment of Debt

During the second quarter of 2014, we recorded a $16.9 million loss on extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan.

Interest Expense, Net

Interest expense, net was $6.5 million for the three months ended July 5, 2014, as compared to $11.5 million for the three months ended June 29, 2013, primarily reflecting: (i) the recognition of $2.8 million of interest income in 2014 related to the Lucky Brand Note; (ii) a net decrease of $3.3 million in interest expense related to the refinancing of the Senior Notes in the second quarter of 2014 with the Term Loan; (iii) a $2.3 million write-off of deferred financing fees in the second quarter of 2014 due to a reduction in the size of our Amended Facility; (iv) a decrease of $0.9 million related to the Amended Facility and the extinguishment of the Convertible Notes.

Provision for Income Taxes

The income tax provision of $0.7 million and $1.4 million for the three months ended July 5, 2014 and June 29, 2013, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the second quarter of 2014 decreased to $14.0 million, or (5.3)% of net sales, from $23.6 million in the second quarter of 2013, or (13.2)% of net sales. EPS from continuing operations was $(0.11) in 2014 and $(0.20) in 2013.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the second quarter of 2014 was $9.6 million, reflecting a gain on disposal of discontinued operations of $28.5 million and an $(18.9) million loss from discontinued operations. Loss from discontinued operations in the second quarter of 2013 was $(19.5) million, reflecting a loss on disposal of discontinued operations of $(9.8) million and a $(9.7) million loss from discontinued operations. EPS from discontinued operations was $0.08 in 2014 and $(0.16) in 2013.

Net Loss

Net loss in the second quarter of 2014 decreased to $4.4 million from $43.1 million in the second quarter of 2013. EPS was $(0.03) in 2014 and $(0.36) in 2013.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments are provided below.

	Three Months Ended		Variance
Dollars in thousands	July 5, 2014 (13 Weeks)	June 29, 2013 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$32,240	$8,337	$23,903	*
KATE SPADE International (a)	(48)	(661)	613	92.7%
Adelington Design Group	382	1,041	(659)	(63.3)%
Other (b)	(531)	(1,382)	851	61.6%
Total Reportable Segments Adjusted EBITDA	32,043	7,335
Depreciation and amortization, net (c)	(11,144)	(7,545)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (d)	(5,038)	(2,656)
Share-based compensation (e)	(5,808)	(1,193)
Equity (income) loss included in Reportable Segments Adjusted EBITDA	(125)	292
Operating Income (Loss)	9,928	(3,767)
Other income (expense), net (a)	241	(832)
Impairment of cost investment	--	(6,109)
Loss on extinguishment of debt	(16,914)	--
Interest expense, net	(6,474)	(11,544)
Provision for income taxes	764	1,336
Loss from Continuing Operations	$(13,983)	$(23,588)

*            Not meaningful.

(a)        Amounts include equity in the earnings (losses) of our equity method investee of $0.1 million and $(0.3) million for the three months ended July 5, 2014 and June 29, 2013.

(b)         Other consists of expenses related principally to distribution functions that were included in the Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore, have not been included in discontinued operations.

(c)        Excludes amortization included in Interest expense, net.

(d)        See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(e)        Includes share-based compensation expense of $0.6 million in 2014 that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments and Unallocated Corporate costs for the three months ended July 5, 2014 and June 29, 2013 follows:

•            KATE SPADE North America Adjusted EBITDA for the second quarter of 2014 was $32.2 million (15.5% of net sales), compared to $8.3 million (6.2% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses, e-commerce fees and advertising expenses.

•            KATE SPADE International Adjusted EBITDA for the second quarter of 2014 was flat, and was $(0.7) million ((2.1)% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses and advertising expenses.  KATE SPADE International Adjusted EBITDA for the second quarter of 2014 included $1.0 million of incremental Adjusted EBITDA from the acquisition of the KATE SPADE businesses in Southeast Asia.

•            Adelington Design Group Adjusted EBITDA for the second quarter of 2014 was $0.4 million (4.6% of net sales), compared to Adjusted EBITDA of $1.0 million (8.6% of net sales) in 2013. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund outstanding liabilities and any remaining efforts associated with our streamlining initiatives and dispositions, including contract termination costs, employee related costs and other costs associated with the sale of the Juicy Couture IP and Lucky Brand; (iv) invest in our information systems; (v) fund operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources and Uses of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

Term Loan. On April 10, 2014, we entered into the Term Loan Credit Agreement, which provides for term loans in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter commencing October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan was funded on May 12, 2014, and we used $354.8 million of the net proceeds of $392.0 million from the Term Loan to redeem all of our remaining outstanding Senior Notes on May 12, 2014 as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of our restricted subsidiaries (the “Guarantors”), which include (i) all of our existing material domestic restricted subsidiaries, (ii) all of our future wholly owned restricted subsidiaries (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all of our future non-wholly owned restricted subsidiaries that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

The Term Loan Credit Agreement permits us to incur, from time to time, additional incremental term loans under the Term Loan Credit Agreement (subject to obtaining commitments for such term loans) and other pari passu lien indebtedness, subject to an overall limit of $100.0 million plus such additional amount that would cause our consolidated net total secured debt ratio not to exceed 3.75 to 1.0 on a pro forma basis. Any such incremental term loans and other pari passu lien indebtedness are permitted to share in the collateral described below on a pari passu basis with the Term Loan. The Term Loan may be prepaid, at our option, in whole or in part, at any time at par plus accrued interest; provided that if the Term Loan is prepaid or refinanced in connection with a repricing transaction within six months after the initial borrowing, a 1.0% penalty is applicable.

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on our KATE SPADE trademarks and certain related rights owned by us and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in our and the Guarantors’ other assets (the “ABL Priority Collateral” and together with the Term Priority Collateral, the “Collateral”), which secure our Amended Facility on a first-priority basis.

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

The Term Loan Credit Agreement limits our and our restricted subsidiaries’ ability to, among other things, incur indebtedness, make dividend payments or other restricted payments, create liens, sell assets (including securities of our restricted subsidiaries), permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries, enter into certain types of transactions with shareholders and affiliates and enter into mergers, consolidations or sales of all or substantially all of our assets, in each case subject to certain designated exceptions and qualifications. The Term Loan Credit Agreement also contains certain affirmative covenants and events of default that are customary for credit agreements governing term loans.

Amended Facility. In May 2014, we terminated our prior revolving credit agreement and completed a fourth amendment to and restatement of the Amended Facility, which extended the maturity date of the facility to May 2019. Availability under the Amended Facility shall be in an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate. The Amended Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Amended Facility, with a spread based on the aggregate availability under the Amended Facility.

The Amended Facility is guaranteed by substantially all of our current domestic subsidiaries, certain of our future domestic subsidiaries and certain of our foreign subsidiaries. The Amended Facility is secured by a first-priority lien on substantially all of our assets and the assets of the other borrowers and guarantors (other than certain trademark collateral in which the lenders under the Term Loan Credit Agreement have a first-priority lien, which trademark collateral secures the obligations under the Amended Facility on a second-priority lien basis).

The Amended Facility limits our and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens, undergo certain fundamental changes, make investments, sell certain assets, enter into hedging transactions, make restricted payments and pay certain indebtedness, enter into transactions with affiliates, permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries and enter into sale and leaseback transactions. In addition, the terms and conditions: (i) provide for a decrease in fees and interest rates compared to our previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability), (ii) require us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the Amended Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) require us to apply substantially all cash collections to reduce outstanding borrowings under the Amended Facility if availability under the Amended Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

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

Cash and Debt Balances. We ended the first half of 2014 with $177.1 million in cash and marketable securities, compared to $9.1 million at the end of the first half of 2013 and with $408.8 million of debt outstanding at the end of the first half of 2014, compared to $490.0 million at the end of the first half of 2013. The $249.2 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $331.8 million from the dispositions of the Juicy Couture IP, Lucky Brand and our former investment in Mexx; (ii) the funding of $85.7 million of capital and in-store shop expenditures over the last 12 months; (iii) the receipt of proceeds of $43.5 million from the exercise of stock options; (iv) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; (v) the generation of $22.1 million in cash from other activities of our discontinued operations over the past 12 months; and (vi) the receipt of net proceeds of $20.3 million from the sale-leaseback of our Ohio Facility. We also used $39.4 million of cash from continuing operations over the past 12 months.

Accounts Receivable decreased $19.5 million, or 21.4%, at July 5, 2014 compared to June 29, 2013, primarily due to the sale of the Lucky Brand business and the wind-down of the Juicy Couture operations, partially offset by an increase in KATE SPADE accounts receivable due to increased wholesale sales. Accounts receivable decreased $17.7 million, or 19.8%, at July 5, 2014 compared to December 28, 2013, primarily reflecting the wind-down of the Juicy Couture operations and the timing of wholesale shipments.

Inventories decreased $60.2 million, or 25.2% at July 5, 2014 compared to June 29, 2013, primarily due to the sale of the Lucky Brand business and the wind-down of the Juicy Couture operations, partially offset by an increase in KATE SPADE inventory to support growth initiatives. Inventories decreased $6.4 million, or 3.5%, compared to December 28, 2013, primarily due to the wind-down of the Juicy Couture operations, partially offset by an increase in KATE SPADE inventory to support growth initiatives.

Borrowings under our Amended Facility peaked at $5.1 million during the first half of 2014, compared to a peak of $91.4 million during the first half of 2013. Outstanding borrowings were $2.0 million at July 5, 2014, compared to $87.6 million at June 29, 2013.

Net cash used in operating activities of our continuing operations was $59.0 million in the first half of 2014, compared to $53.6 million in the first half of 2013. This $5.4 million period-over-period change was primarily due to a $36.1 million decrease in working capital items partially offset by increased earnings in 2014 (excluding depreciation and amortization, share-based compensation expense, losses on extinguishment of debt, impairment charges and other non-cash items). The operating activities of our discontinued operations provided $12.8 million and used $30.7 million of cash in the six months ended July 5, 2014 and June 29, 2013, respectively.

Net cash used in investing activities of our continuing operations was $80.3 million in the first half of 2014, compared to $33.0 million in the first half of 2013. Net cash used in investing activities in the six months ended July 5, 2014 primarily reflected the use of $48.0 million for capital and in-store shop expenditures and the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe. Net cash used in investing activities in the six months ended June 29, 2013 primarily reflected the use of $29.9 million for capital and in-store shop expenditures and the use of $3.0 million for investments in and advances to KSC. The investing activities of our discontinued operations provided $136.4 million and used $21.0 million in the six months ended July 5, 2014 and June 29, 2013, respectively.

Net cash provided by financing activities was $38.2 million in the first half of 2014, compared to $90.9 million in the first half of 2013. The $52.7 million period-over-period change primarily reflected: (i) the receipt of proceeds of $398.0 million from the issuance of the Term Loan; (ii) the use of $390.7 million for the redemption of the Senior Notes; (iii) a decrease in net cash provided by borrowing activities under our Amended Facility of $88.7 million; (iv) an increase in proceeds from the exercise of stock options of $38.6 million; and (v) the receipt of net proceeds of $8.7 million from the sale-leaseback of our North Bergen, NJ office building in 2013.

Commitments and Capital Expenditures

During the first quarter of 2009, we entered into an agreement with Hong Kong-based, global consumer goods exporter Li & Fung, whereby Li & Fung was appointed as our buying/sourcing agent for all of our brands and products (other than jewelry) and we received a payment of $75.0 million at closing and an additional payment of $8.0 million in the second quarter of 2009 to offset specific, incremental, identifiable expenses associated with the transaction. Our agreement with Li & Fung provides for a refund of a portion of the closing payment in certain limited circumstances, including a change of control of the Company, the divestiture of any current brand, or certain termination events. We are also obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Since 2009, we have completed various disposition transactions, including the licensing arrangements with J.C. Penney Corporation, Inc. in the US and Puerto Rico and with QVC, Inc., the sales of the KENSIE, KENSIE GIRL and MAC & JAC trademarks, the sale of the Juicy Couture IP and the sale of Lucky Brand, which resulted in the removal of buying/sourcing for such products from the Li & Fung buying/sourcing arrangement. As a result, we refunded $24.3 million of the closing payment in the second quarter of 2010, refunded $1.8 million in the second quarter of 2012 and settled $6.0 million in the fourth quarter of 2013. We were not required to make any payments to Li & Fung as a result of the sale of Lucky Brand. In addition, our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In connection with the disposition of the former Lucky Brand business, the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we remain secondarily liable for the remaining obligations on 208 such leases. As of July 5, 2014, the future aggregate payments under these leases amounted to $198.4 million and extended to various dates through 2025.

Our 2014 capital expenditures are expected to be $100.0 million, compared to $67.6 million in 2013. These expenditures primarily relate to our plan to open or acquire 65-70 retail stores or concessions globally in 2014, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and borrowings under our Amended Facility.

Debt consisted of the following:

In thousands	July 5, 2014	December 28, 2013	June 29, 2013
6.0% Convertible Senior Notes (a)	$--	$--	$8,269
10.5% Senior Secured Notes (b)	--	382,209	382,951
Term Loan credit facility (b)(c)	398,054	--	--
Revolving credit facility	2,000	2,997	87,610
Capital lease obligations (d)	8,795	8,995	11,187
Total debt	$408,849	$394,201	$490,017

(a)               The remaining principal amount of the Convertible Notes was exchanged in the third quarter of 2013. The balance at June 29, 2013 represented principal of $8.8 million and an unamortized debt discount of $0.5 million.

(b)               The Senior Notes were refinanced with proceeds from the issuance of the Term Loan.

(c)              The balance as of July 5, 2014 reflected the issuance of the Term Loan in an aggregate principal amount of $400.0 million and an unamortized debt discount of $1.9 million.

(d)              The decrease in the balance compared to June 29, 2013 primarily reflected the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

For information regarding our debt and credit instruments, refer to Note 9 of Notes to Condensed Consolidated Financial Statements.

Availability under the Amended Facility is an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The Amended Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the Amended Facility of up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate.

As of July 5, 2014, availability under our Amended Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$200,000	$219,214	$2,000	$16,089	$181,911	$161,911

(a)               Availability under the Amended Facility is an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory.

(b)               Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the Amended Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of July 5, 2014, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases and intercompany loans mainly of our KATE SPADE business in Japan. As of July 5, 2014, the Company had forward contracts maturing through June 2015 to sell 2.4 billion yen for $23.5 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of July 5, 2014, the Company had forward contracts to sell 4.0 billion yen for $39.3 million maturing through September 2014. Transaction (losses) gains related to these derivative instruments were $(1.1) million and $6.2 million for the six months ended July 5, 2014 and June 29, 2013, respectively, and $(0.5) million and $2.2 million for the three months ended July 5, 2014 and June 29, 2013, respectively and were reflected within Other income (expense), net. These transaction gains and losses were substantially offset by transaction gains and losses on the corresponding intercompany loans. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There were no significant changes in our critical accounting policies during the six months ended July 5, 2014. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and cash equivalents and marketable securities, operating cash flows, letters of credit and our Amended Facility. Our floating rate Term Loan and Amended Facility expose us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of July 5, 2014, December 28, 2013 and June 29, 2013, our exposure to changing market rates related to our Amended Facility was as follows:

Dollars in millions	July 5, 2014	December 28, 2013	June 29, 2013
Revolving credit facility	$2.0	$3.0	$87.6
Average interest rate	1.75%	3.06%	3.45%

A ten percent change in the average rate would have a minimal impact to interest expense during the six months ended July 5, 2014. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at July 5, 2014.

As of July 5, 2014, we had forward contracts with net notional amounts of $62.8 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $0.2 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $5.7 million at July 5, 2014. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $6.9 million at July 5, 2014. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of July 5, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 5, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the second quarter ended July 5, 2014 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended July 5, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
April 6, 2014 – May 3, 2014	--	$--	--	$28,749
May 4, 2014 – June 7, 2014	--	--	--	28,749
June 8, 2013 – July 5, 2014	--	--	--	28,749
Total – 13 Weeks Ended July 5, 2014	--	$--	--	$28,749

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Credit Agreement, dated May 16, 2014, among Kate Spade & Company, Kate Spade UK Limited, and Kate Spade Canada Inc., as borrowers, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, N.A. and SunTrust Bank, as Documentation Agents.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.

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

DATE:                                                          August 12, 2014

KATE SPADE & COMPANY		KATE SPADE & COMPANY

By:	/s/ George M. Carrara	By:	/s/ Michael Rinaldo
	GEORGE M. CARRARA		MICHAEL RINALDO
	President, Chief Operating Officer & Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)