Form 10-Q
period 2014-10-04
Kate Spade & Co
filed 2014-11-06
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 4, 2014

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ............................................................................. to.....................................................................................

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 24, 2014 was 127,111,444.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

October 4, 2014

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

•                   our exposure to currency fluctuations;

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

•                   risks associated with severe weather, natural disasters, public health crises, war, terrorism or other catastrophic events;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 4, 2014	December 28, 2013	September 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$123,334	$130,222	$6,832
Accounts receivable - trade, net	62,275	89,554	121,833
Inventories, net	220,725	184,634	310,638
Deferred income taxes	369	218	806
Other current assets	40,077	45,031	58,846
Assets held for sale	--	202,054	--
Total current assets	446,780	651,713	498,955

Property and Equipment, Net	176,359	149,071	244,471
Goodwill	68,871	49,111	52,679
Intangibles, Net	92,689	90,678	122,602
Deferred Income Taxes	56	57	64
Note Receivable	87,853	--	--
Other Assets	33,038	36,881	38,241
Total Assets	$905,646	$977,511	$957,012

Liabilities and Stockholders’ Equity (Deficit) Current Liabilities:
Short-term borrowings	$7,446	$3,407	$137,440
Accounts payable	111,612	142,654	217,754
Accrued expenses	150,236	200,178	209,370
Income taxes payable	1,864	2,631	1,326
Liabilities held for sale	--	96,370	--
Total current liabilities	271,158	445,240	565,890

Long-Term Debt	401,351	390,794	391,279
Other Non-Current Liabilities	145,650	157,335	198,878
Deferred Income Taxes	17,321	16,624	21,680
Commitments and Contingencies (Note 11)
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	193,602	155,984	151,572
Retained earnings	1,021,668	1,020,633	838,027
Accumulated other comprehensive loss	(25,108)	(20,879)	(17,201)
	1,366,599	1,332,175	1,148,835
Common stock in treasury, at cost – 49,327,555, 53,501,234 and 53,750,374 shares	(1,296,433)	(1,364,657)	(1,369,550)
Total stockholders’ equity (deficit)	70,166	(32,482)	(220,715)
Total Liabilities and Stockholders’ Equity (Deficit)	$905,646	$977,511	$957,012

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)

Net Sales	$740,029	$527,942	$250,417	$192,612

Cost of goods sold	289,982	201,146	93,103	74,390

Gross Profit	450,047	326,796	157,314	118,222

Selling, general & administrative expenses	463,499	336,450	153,767	116,251

Impairment of intangible asset	--	3,300	--	3,300

Operating (Loss) Income	(13,452)	(12,954)	3,547	(1,329)

Other (expense) income, net	(1,717)	(1,809)	(1,805)	893

Impairment of cost investment	--	(6,109)	--	--

Loss on extinguishment of debt	(16,914)	(1,707)	--	(599)

Interest expense, net	(18,185)	(35,877)	(2,189)	(12,117)

Loss Before (Benefit) Provision for Income Taxes	(50,268)	(58,456)	(447)	(13,152)

(Benefit) provision for income taxes	(500)	3,042	(3,070)	1,013

(Loss) Income from Continuing Operations	(49,768)	(61,498)	2,623	(14,165)

Discontinued operations, net of income taxes	82,404	(50,679)	(11,753)	(2,701)

Net Income (Loss)	$32,636	$(112,177)	$(9,130)	$(16,866)

(Loss) Earnings per Share, Basic:
(Loss) Income from Continuing Operations	$(0.40)	$(0.51)	$0.02	$(0.12)
Net Income (Loss)	$0.26	$(0.93)	$(0.07)	$(0.14)

(Loss) Earnings per Share, Diluted:
(Loss) Income from Continuing Operations	$(0.40)	$(0.51)	$0.02	$(0.12)
Net Income (Loss)	$0.26	$(0.93)	$(0.07)	$(0.14)

Weighted Average Shares, Basic	125,972	120,480	126,971	122,396
Weighted Average Shares, Diluted	125,972	120,480	127,610	122,396

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)

Net Income (Loss)	$32,636	$(112,177)	$(9,130)	$(16,866)

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	(3,927)	(7,671)	(5,415)	257

Change in fair value of cash flow hedges, net of income taxes of $(185), $333, $264 and $(288), respectively	(302)	544	430	(469)

Comprehensive Income (Loss)	$28,407	$(119,304)	$(14,115)	$(17,078)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)
Cash Flows from Operating Activities:
Net income (loss)	$32,636	$(112,177)
Adjustments to arrive at loss from continuing operations	(82,404)	50,679
Loss from continuing operations	(49,768)	(61,498)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	39,240	27,311
Impairment of intangible asset	--	3,300
Loss on asset disposals and impairments, including streamlining initiatives, net	2,653	7,928
Share-based compensation	31,772	3,756
Loss on extinguishment of debt	16,914	1,707
Foreign currency losses, net	2,287	7,192
Other, net	1,358	1,051
Changes in assets and liabilities:
Decrease in accounts receivable — trade, net	2,324	6,327
Increase in inventories, net	(82,144)	(49,557)
Increase in other current and non-current assets	(8,759)	(15,994)
Increase in accounts payable	9,071	23,622
Decrease in accrued expenses and other non-current liabilities	(22,522)	(15,220)
Net change in income tax assets and liabilities	(174)	3,099
Net cash used in operating activities of discontinued operations	(17,823)	(65,198)
Net cash used in operating activities	(75,571)	(122,174)

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	--	20,264
Purchases of property and equipment	(67,534)	(46,225)
Payments for in-store merchandise shops	(4,318)	(1,621)
Payments for purchases of businesses	(32,268)	--
Investments in and advances to equity investee	--	(5,500)
Net proceeds from disposition	--	4,000
Other, net	(30)	372
Net cash provided by (used in) investing activities of discontinued operations	137,922	(34,925)
Net cash provided by (used in) investing activities	33,772	(63,635)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	5,063	495,696
Repayment of borrowings under revolving credit agreement	(4,960)	(359,543)
Proceeds from capital lease	--	8,673
Principal payments under capital lease obligations	(303)	(3,747)
Proceeds from issuance of Term Loan	398,000	--
Repayment of Senior Notes	(390,693)	--
Repayment of Term Loan	(1,000)	--
Proceeds from exercise of stock options	41,410	2,326
Payment of deferred financing fees	(9,282)	(5,271)
Net cash provided by financing activities	38,235	138,134

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,324)	(4,895)

Net Change in Cash and Cash Equivalents	(6,888)	(52,570)
Cash and Cash Equivalents at Beginning of Period	130,222	59,402
Cash and Cash Equivalents at End of Period	$123,334	$6,832

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

On November 6, 2013, the Company completed the sale of the Juicy Couture IP to an affiliate of Authentic Brands Group (“ABG”) for a total purchase price of $195.0 million. An additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP is licensed back to the Company until December 31, 2014 to accommodate the wind-down of operations, which was substantially completed in the second quarter of 2014. Juicy Couture paid guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On March 29, 2014, the Company entered into an agreement to sell its Juicy Couture business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments. The transaction closed on April 7, 2014.

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2014 fiscal year, ending January 3, 2015, reflects a 53-week period, resulting in a 13-week, three-month period and a 40-week, nine-month period for the third quarter. The 2013 fiscal year, ending December 28, 2013, reflects a 52-week period, resulting in a 13-week, three-month period and a 39-week, nine-month period for the third quarter.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the third quarter of 2014, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

The Company recorded pretax income (charges) of $131.0 million and $(31.6) million ($128.0 million and $(31.6) million, after tax) during the nine months ended October 4, 2014 and September 28, 2013, respectively, and $(2.8) million and $(7.8) million ($(5.8) million and $(7.8) million, after tax) during the three months ended October 4, 2014 and September 28, 2013, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Nine Months Ended		Three Months Ended
	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)
In thousands
Net sales	$209,179	$656,402	$521	$237,992

(Loss) income before provision for income taxes	$(44,913)	$(18,371)	$(5,970)	$5,378
Provision for income taxes	656	693	13	255
(Loss) income from discontinued operations, net of income taxes	$(45,569)	$(19,064)	$(5,983)	$5,123

Income (loss) on disposal of discontinued operations, net of income taxes	$127,973	$(31,615)	$(5,770)	$(7,824)

In connection with the sale of the Juicy Couture IP, the Company initiated actions to reduce staff at Juicy Couture during the fourth quarter of 2013. Also, as a result of the requirement to wind down the Juicy Couture operations, the Company closed Juicy Couture offices and retail locations. These actions, which were substantially completed by the end of the second quarter of 2014, resulted in charges related to asset impairments, severance and other items. For the nine months ended October 4, 2014 and September 28, 2013, the Company recorded charges of $25.4 million and $2.6 million, respectively, and recorded charges of $0.3 million and $0.4 million for the three months ended October 4, 2014 and September 28, 2013, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

4.    STOCKHOLDERS’ EQUITY (DEFICIT)

Activity for the nine months ended October 4, 2014 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 28, 2013	$155,984	$1,020,633	$(1,364,657)
Net income	--	32,636	--
Exercise of stock options	--	(22,430)	63,840
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(9,171)	4,384
Share-based compensation	37,618	--	--
Balance as of October 4, 2014	$193,602	$1,021,668	$(1,296,433)

Activity for the nine months ended September 28, 2013 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 29, 2012	$147,018	$1,071,551	$(1,511,862)
Net loss	--	(112,177)	--
Exercise of stock options	--	(3,773)	6,099
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(5,344)	3,212
Share-based compensation	5,206	--	--
Exchanges of Convertible Senior Notes, net	(652)	(112,230)	133,001
Balance as of September 28, 2013	$151,572	$838,027	$(1,369,550)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	October 4, 2014	December 28, 2013	September 28, 2013
Cumulative translation adjustment, net of income taxes of $0	$(25,789)	$(21,862)	$(17,745)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $417, $602 and $333, respectively	681	983	544
Accumulated other comprehensive loss, net of income taxes	$(25,108)	$(20,879)	$(17,201)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the nine months ended October 4, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of December 28, 2013	$(21,862)	$983
Other comprehensive (loss) income before reclassification	(3,927)	336
Amounts reclassified from accumulated other comprehensive income	--	(638)
Net current-period other comprehensive loss	(3,927)	(302)
Balance as of October 4, 2014	$(25,789)	$681

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

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended October 4, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of July 5, 2014	$(20,374)	$251
Other comprehensive (loss) income before reclassification	(5,415)	578
Amounts reclassified from accumulated other comprehensive income	--	(148)
Net current-period other comprehensive (loss) income	(5,415)	430
Balance as of October 4, 2014	$(25,789)	$681

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended September 28, 2013:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of June 29, 2013	$(18,002)	$1,013
Other comprehensive income (loss) before reclassification	257	(101)
Amounts reclassified from accumulated other comprehensive income	--	(368)
Net current-period other comprehensive income (loss)	257	(469)
Balance as of September 28, 2013	$(17,745)	$544

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	October 4, 2014	December 28, 2013	September 28, 2013
Raw materials and work in process	$622	$1,028	$1,999
Finished goods	220,103	183,606	308,639
Total inventories, net	$220,725	$184,634	$310,638

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	October 4, 2014	December 28, 2013	September 28, 2013
Land and buildings	$9,300	$9,300	$9,300
Machinery and equipment (a)	155,568	171,811	209,196
Furniture and fixtures (a)	59,422	83,753	142,707
Leasehold improvements (a)	124,521	173,207	269,515
	348,811	438,071	630,718
Less: Accumulated depreciation and amortization (a)	172,452	289,000	386,247
Total property and equipment, net	$176,359	$149,071	$244,471

(a)              The decrease in the balance compared to September 28, 2013 primarily reflected the sale of the former Lucky Brand business and the wind-down of the Juicy Couture business, including non-cash impairment charges recorded in the fourth quarter of 2013.

Depreciation and amortization expense on property and equipment for the nine months ended October 4, 2014 and September 28, 2013 was $26.5 million and $18.9 million, respectively, which included depreciation for property and equipment under capital leases of $0.6 million and $1.7 million, respectively. Depreciation and amortization expense on property and equipment for the three months ended October 4, 2014 and September 28, 2013 was $9.4 million and $6.6 million, respectively, which included depreciation for property and equipment under capital leases of $0.2 million and $0.7 million, respectively. Property and equipment under capital leases was $9.3 million, $9.3 million and $31.9 million as of October 4, 2014, December 28, 2013 and September 28, 2013, respectively.

During the third quarter of 2013, the Company sold its West Chester, OH distribution center (the “Ohio Facility”) for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term, which was classified as an operating lease. The Company realized a gain of $9.5 million associated with the sale-leaseback, which has been deferred and will be recognized as a reduction to Selling, general & administrative expenses (“SG&A”) over the lease term.

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	October 4, 2014	December 28, 2013	September 28, 2013

Amortized intangible assets:
Gross carrying amount:
Owned trademarks (a)	5 years	$2,000	$2,000	$3,479
Customer relationships	11 years	7,493	7,273	7,335
Merchandising rights (b)	4 years	10,322	6,087	17,188
Reacquired rights (c)	2 years	15,323	11,299	12,131
Other	4 years	2,322	2,322	2,322
Subtotal		37,460	28,981	42,455
Accumulated amortization:
Owned trademarks		(400)	(100)	(1,475)
Customer relationships		(4,637)	(4,022)	(3,843)
Merchandising rights		(3,716)	(2,595)	(10,974)
Reacquired rights		(8,715)	(4,394)	(3,707)
Other		(2,203)	(2,092)	(2,054)
Subtotal		(19,671)	(13,203)	(22,053)
Net:
Owned trademarks		1,600	1,900	2,004
Customer relationships		2,856	3,251	3,492
Merchandising rights		6,606	3,492	6,214
Reacquired rights		6,608	6,905	8,424
Other		119	230	268
Total amortized intangible assets, net		17,789	15,778	20,402

Unamortized intangible assets:
Owned trademarks (d)		74,900	74,900	102,200
Total intangible assets		$92,689	$90,678	$122,602

Goodwill (c)		$68,871	$49,111	$52,679

(a)       The change in the balance reflected the sale of the Lucky Brand business and the Juicy Couture IP (see Note 1 – Basis of Presentation).

(b)       The decrease in the balance compared to September 28, 2013 primarily reflected the sale of the Lucky Brand business and the wind-down of the Juicy Couture business, including impairment charges recorded in the fourth quarter of 2013.

(c)       The increase in the balance compared to September 28, 2013 primarily reflected the reacquired existing KATE SPADE businesses in Southeast Asia (see Note 2 – Acquisition).

(d)       The decrease in the balance compared to September 28, 2013 primarily reflected the sale of the Juicy Couture IP.

Amortization expense of intangible assets was $6.5 million and $4.4 million for the nine months ended October 4, 2014 and September 28, 2013, respectively, and $1.9 million and $1.4 million for the three months ended October 4, 2014 and September 28, 2013, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2014	$9.2
2015	8.0
2016	2.4
2017	1.9
2018	1.1

The changes in carrying amount of goodwill for the nine months ended October 4, 2014 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of December 28, 2013	$47,664	$1,447	$49,111
Acquisition of existing KATE SPADE businesses in Southeast Asia	21,836	--	21,836
Translation adjustment	(2,006)	(70)	(2,076)
Balance as of October 4, 2014	$67,494	$1,377	$68,871

The changes in carrying amount of goodwill for the nine months ended September 28, 2013 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of December 29, 2012	$58,669	$1,554	$60,223
Translation adjustment	(7,493)	(51)	(7,544)
Balance as of September 28, 2013	$51,176	$1,503	$52,679

The Company completed its annual goodwill impairment tests as of the first day of the third quarter of 2014. No impairment was recognized as of that date.

8.    INCOME TAXES

During the third quarter of 2014 and 2013, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s benefit for income taxes for the nine and three months ended October 4, 2014 primarily represented an income tax benefit within continuing operations due to the recognition of tax expense within discontinued operations, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. During the nine and three months ended October 4, 2014, the Company recorded a tax charge of $3.0 million within discontinued operations related to the dispositions of the Lucky Brand business and Juicy Couture IP and recognized an income tax benefit of a corresponding amount within continuing operations as a result of an intra-period allocation.

The Company’s provision for income taxes for the nine and three months ended September 28, 2013 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom, Canada and Brazil. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years 2009 and prior and, with a few exceptions, this applies to tax examinations by state authorities as well. As a result of a 2009 US Federal tax law change extending the carryback period from two to five years and the Company’s carryback of its 2009 tax loss to 2004 and 2005, the IRS has the ability to re-open its past examinations of 2004 and 2005. The statute of limitations for these years expires in December of 2014. In addition, the IRS and other taxing authorities can also subject the Company’s net operating loss carryforwards to further review when such net operation loss carryforwards are utilized.

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $85.5 million and $87.6 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of October 4, 2014, uncertain tax positions of $80.6 million exist, which would provide an effective rate impact in the future if subsequently recognized.

For interim financial statement purposes, US GAAP income tax expense related to ordinary income is determined by applying an estimated annual effective income tax rate against the Company’s ordinary income. Income tax expense (benefit) related to items not characterized as ordinary income is recognized as a discrete item when incurred. The estimation of the Company’s annual effective income tax rate requires the use of management forecasts and other estimates, a projection of jurisdictional taxable income and losses, application of statutory income tax rates, and an evaluation of valuation allowances. The Company’s estimated annual effective income tax rate may be revised, if necessary, in each interim period during the fiscal year.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	October 4, 2014	December 28, 2013	September 28, 2013
10.5% Senior Secured Notes, due April 2019 (a)	$--	$382,209	$382,588
Term Loan credit facility, due April 2021 (a)(b)	397,106	--	--
Revolving credit facility	3,000	2,997	136,233
Capital lease obligations (c)	8,691	8,995	9,898
Total debt	408,797	394,201	528,719
Less: Short-term borrowings (d)	7,446	3,407	137,440
Long-term debt	$401,351	$390,794	$391,279

(a)       The Senior Notes were refinanced in the second quarter of 2014 with proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”).

(b)       The balance as of October 4, 2014 reflected the issuance of the Term Loan, an amortization payment of $1.0 million and an unamortized debt discount of $1.9 million.

(c)       The decrease in the balance compared to September 28, 2013 primarily reflected the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

(d)       At October 4, 2014, the balance consisted of $4.0 million of Term Loan amortization payments, outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) and obligations under capital leases. At December 28, 2013 and September 28, 2013, the balance consisted of outstanding borrowings under the ABL Facility and obligations under capital leases.

Convertible Notes

During the first quarter of 2013, a holder of $11.2 million aggregate principal amount of the Company’s 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company’s common stock. During the third quarter of 2013, holders of the remaining $8.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 2,462,509 shares of the Company’s common stock. The Company recognized pretax losses of $1.7 million and $0.6 million on the extinguishment of debt related to the Convertible Notes for the nine and three months ended September 28, 2013.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes due April 2019 (the “Original Notes,” together with the June 2012 issuance of $152.0 million aggregate principal amount of 10.5% Senior Notes (the “Additional Notes”), the “Senior Notes”). The Company used the net proceeds of $212.9 million from such issuance of the Original Notes primarily to fund a tender offer of then outstanding 128.5 million euro aggregate principal amount of 5.0% Euro Notes due July 8, 2013 (the “Euro Notes”) on April 8, 2011. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its ABL

Facility and to fund the redemption of 52.9 million euro aggregate principal amount of Euro Notes on July 12, 2012. The Company used the remaining proceeds to fund a portion of the acquisition of a 51.0% interest in Kate Spade Japan Co., Ltd (“KSJ”).

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

Term Loan

On April 10, 2014, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provides for term loans in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan was funded on May 12, 2014, and the Company used $354.8 million of the net proceeds of $392.0 million from the Term Loan to redeem the Company’s remaining outstanding Senior Notes on May 12, 2014 as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of the Company’s restricted subsidiaries (the “Guarantors”), which include (i) all of the Company’s existing material domestic restricted subsidiaries, (ii) all future wholly owned restricted subsidiaries of the Company (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all future non-wholly owned restricted subsidiaries of the Company that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

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

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on the Company’s KATE SPADE trademarks and certain related rights owned by the Company and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in the Company’s and the Guarantors’ other assets (the “ABL Priority Collateral” and together with the Term Priority Collateral, the “Collateral”), which secure the Company’s ABL Facility on a first-priority basis.

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

ABL Facility

In May 2014, the Company terminated its prior revolving credit agreement and completed a fourth amendment to and restatement of the ABL Facility, which extended the maturity date of the facility to May 2019. Availability under the ABL Facility shall be an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory. The ABL Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the ABL Facility of up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate. The ABL Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the ABL Facility, with a spread based on the aggregate availability under the ABL Facility.

The ABL Facility is guaranteed by substantially all of the Company’s current domestic subsidiaries, certain of the Company’s future domestic subsidiaries and certain of the Company’s foreign subsidiaries. The ABL Facility is secured by a first-priority lien on substantially all of the assets of the Company and the other borrowers and guarantors (other than certain trademark collateral in which the lenders under the Term Loan Credit Agreement have a first-priority lien, which trademark collateral secures the obligations under the ABL Facility on a second-priority lien basis).

The ABL Facility limits the Company’s, and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens, undergo certain fundamental changes, make investments, sell certain assets, enter into hedging transactions, make restricted payments and pay certain indebtedness, enter into transactions with affiliates, permit certain restrictions on dividends and transfers of assets by the Company’s restricted subsidiaries and enter into sale and leaseback transactions. These covenants are subject to important exceptions and qualifications, and many of the covenants are subject to an exception based on meeting the fixed charge coverage ratio and/or certain minimum availability tests. The ABL Facility also contains representations and warranties (some of which are brought down to the time of each borrowing made), affirmative covenants and events of default that are customary for asset-based revolving credit agreements.

In addition, the terms and conditions of the ABL Facility: (i) provide for a decrease in fees and interest rates compared to the Company’s previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability), (ii) require the Company to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) require the Company to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

The funds available under the ABL Facility may be used for working capital and for general corporate purposes. The Company currently believes that the financial institutions under the ABL Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company’s lenders at the time of borrowing.

As of October 4, 2014, availability under the Company’s ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$200,000	$231,216	$3,000	$14,819	$182,181	$162,181

(a)       Availability under the ABL Facility is an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.

(b)        Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company’s capital lease obligations of $8.7 million, $9.0 million and $9.9 million as of October 4, 2014, December 28, 2013 and September 28, 2013, respectively, included $0.4 million, $0.4 million and $1.2 million within Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	October 4, 2014	December 28, 2013	September 28, 2013
Financial Assets:
Derivatives	$1,580	$1,701	$525
Financial Liabilities:
Derivatives	$--	$--	$(373)

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2014, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended	Three Months Ended
In thousands	October 4, 2014	Level 1	Level 2	Level 3	October 4, 2014	October 4, 2014
Property and equipment	$110	$--	$--	$--	$336	$--

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on the fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended	Three Months Ended
In thousands	September 28, 2013	Level 1	Level 2	Level 3	September 28, 2013	September 28, 2013
Property and equipment	$--	$--	$--	$--	$667	$--
Intangibles, net	2,000	--	--	2,000	3,300	3,300
Other assets	--	--	--	--	6,109	--

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

In the third quarter of 2013, the Company recorded a non-cash impairment charge of $3.3 million, which reflected the difference in the estimated fair value and carrying value of the TRIFARI trademark. The Company estimated the fair value of the trademark using the income-based relief-from-royalty valuation method which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use a comparable asset. The Company assumed a market royalty rate of 3.5%, a discount rate of 14.0% and a long-term growth rate of 2.0%.

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost. The Company performed an impairment test based on market multiples of comparable transactions and determined that the carrying value of the investment exceeded its fair value, resulting in an impairment charge, which was recorded in Impairment of cost investment on the accompanying Condensed Consolidated Statement of Operations.

The fair values of the Company’s Level 3 Property and equipment and Intangibles, net are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	October 4, 2014		December 28, 2013		September 28, 2013
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
10.5% Senior Secured Notes, due April 2019 (a)	$--	$--	$400,830	$382,209	$405,480	$382,588
Term Loan credit facility, due April 2021 (a)	388,776	397,106	--	--	--	--
Revolving credit facility (b)	3,000	3,000	2,997	2,997	136,233	136,233

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

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which the Company remains secondarily liable for the remaining obligations on 204 such leases. As of October 4, 2014, the future aggregate payments under these leases amounted to $177.9 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of October 4, 2014, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In thousands
2014	$501
2015	2,036
2016	2,089
2017	2,141
2018	2,194
Thereafter	15,328
Total	24,289
Less: Amounts representing interest and executory costs	(15,598)
Net present values	8,691
Less: Capital lease obligations included in short-term debt	(446)
Long-term capital lease obligations	$8,245

Other

The Company is a party to various pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

12.    STREAMLINING INITIATIVES

2014 Actions

In connection with the sale of the Juicy Couture IP and former Lucky Brand business, the Board of Directors of the Company approved various changes to its senior management, which resulted in charges related to severance in the first nine months of 2014. As discussed in Note 17 – Share-Based Compensation, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers. In addition, as a result of the reduction of office space in the Company’s former New York office, the Company recorded charges related to contract terminations and other charges in the first quarter of 2014.

2011 Actions

In the second quarter of 2011, the Company initiated actions to close the Ohio Facility, which were expected to be completed in the fourth quarter of 2012. In August 2012, the Company encountered systems and operational issues that delayed the planned migration of the Company’s product distribution function out of the Ohio Facility. Subsequently, the Company determined that it would continue to use the Ohio Facility and discontinue the migration of the product distribution function to Li & Fung, and the Company mutually agreed with Li & Fung to allow the distribution agreement with Li & Fung to expire as of January 31, 2013. On February 5, 2013, the Company entered into a contract with a third-party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. These actions resulted in charges related to contract terminations, severance, asset impairments and other charges and were substantially completed in the second quarter of 2013.

For the nine months ended October 4, 2014, the Company recorded pretax charges totaling $35.0 million related to these initiatives. The Company expects to pay approximately $7.4 million of accrued streamlining costs in the next 12 months. In addition, the Company expects to pay approximately $18.3 million of accrued streamlining costs classified as discontinued operations in the next 12 months. For the nine months ended September 28, 2013, the Company recorded pretax charges of $3.3 million related to these initiatives, including $1.5 million of asset write-downs and disposals and $1.8 million of other costs. Approximately $18.2 million and $1.5 million of these charges were non-cash during the nine months ended October 4, 2014 and September 28, 2013, respectively.

For the nine and three months ended October 4, 2014 and September 28, 2013, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Nine Months Ended		Three Months Ended
In thousands	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)
KATE SPADE North America	$3,178	$528	$23	$(383)
Adelington Design Group	222	164	6	(227)
Other (a)	31,579	2,620	1,105	(438)
Total	$34,979	$3,312	$1,134	$(1,048)

(a)       Other consists of unallocated corporate restructuring costs and Juicy Couture and Lucky Brand restructuring charges principally related to distribution functions that are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at December 28, 2013	$3,036	$2,151	$--	$11,707	$16,894
2014 provision (a)	32,603	1,260	931	185	34,979
2014 asset write-downs	--	--	(931)	--	(931)
Translation difference	--	(48)	--	(3)	(51)
2014 spending (a)	(33,948)	(2,395)	--	(3,961)	(40,304)
Balance at October 4, 2014 (b)	$1,691	$968	$--	$7,928	$10,587

(a)      Payroll and related costs provision and spending include $17.2 million of non-cash share-based compensation expense.

(b)      The balance in other costs at October 4, 2014 includes $7.9 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per common share (“EPS”).

	Nine Months Ended		Three Months Ended
In thousands	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)
(Loss) income from continuing operations	$(49,768)	$(61,498)	$2,623	$(14,165)
Income (loss) from discontinued operations, net of income taxes	82,404	(50,679)	(11,753)	(2,701)
Net income (loss)	$32,636	$(112,177)	$(9,130)	$(16,866)

Basic weighted average shares outstanding	125,972	120,480	126,971	122,396
Stock options and nonvested shares (a)(b)	--	--	639	--
Convertible Notes (c)	--	--	--	--
Diluted weighted average shares outstanding (a)(b)(c)	125,972	120,480	127,610	122,396

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.40)	$(0.51)	$0.02	$(0.12)
Income (loss) from discontinued operations	$0.66	$(0.42)	$(0.09)	$(0.02)
Net income (loss)	$0.26	$(0.93)	$(0.07)	$(0.14)

Diluted
(Loss) income from continuing operations	$(0.40)	$(0.51)	$0.02	$(0.12)
Income (loss) from discontinued operations	$0.66	$(0.42)	$(0.09)	$(0.02)
Net income (loss)	$0.26	$(0.93)	$(0.07)	$(0.14)

(a)     Because the Company incurred a loss from continuing operations for the nine months ended October 4, 2014 and the nine and three months ended September 28, 2013, all outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, for the nine months ended October 4, 2014 and the nine and three months ended September 28, 2013, approximately 1.1 million and 5.7 million outstanding stock options, respectively, and approximately 1.7 million and 0.6 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)     Excludes approximately 0.5 million nonvested shares for the nine and three months ended September 28, 2013, for which the performance criteria were not achieved.

(c)     Because the Company incurred a loss from continuing operations for the nine and three months ended September 28, 2013, approximately 2.0 million and 0.3 million potentially dilutive shares issuable upon conversion of the Convertible Notes, respectively, were considered antidilutive for such periods, and were excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Licensing-Related Transactions

In the fourth quarter of 2011, the Company sold (i) the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the United States and Puerto Rico for the MONET brand to JCPenney for $267.5 million and (ii) the KENSIE, KENSIE GIRL and MAC & JAC trademarks.

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

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the nine months ended October 4, 2014, the Company received net income tax refunds of $0.3 million. During the nine months ended October 4, 2014 and September 28, 2013, the Company made interest payments of $29.9 million and $22.8 million, respectively. As of October 4, 2014, December 28, 2013 and September 28, 2013, the Company accrued capital expenditures totaling $14.2 million, $13.3 million and $10.7 million, respectively.

Depreciation and amortization expense for the nine months ended October 4, 2014 and September 28, 2013 included $6.1 million and $4.5 million, respectively, related to amortization of deferred financing costs.

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

Related Party Transactions

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited. The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the KATE SPADE brand. The joint venture operates under the name of KS China Co., Limited (“KSC”) for an initial 10 year period and commenced operations in the fourth quarter of 2011. The Company accounts for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions of $5.5 million to KSC during the first nine months of 2013.

The Company’s equity in losses of its equity investee was $1.4 million and $1.0 million for the nine months ended October 4, 2014 and September 28, 2013, respectively, and $1.2 million and $0.4 million for the three months ended October 4, 2014 and September 28, 2013, respectively. As of October 4, 2014, December 28, 2013 and September 28, 2013, the Company recorded $8.0 million, $9.4 million and $9.6 million, respectively, related to its investments in KSC, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Nine Months Ended October 4, 2014 (40 weeks)
Reportable Segments:
KATE SPADE North America	$565,021	76.4%	$69,614	12.3%
KATE SPADE International	153,512	20.7%	81	0.1%
Adelington Design Group	21,496	2.9%	1,020	4.7%
Other (a)	--	--%	(685)	--%
Totals	$740,029	100.0%

Nine Months Ended September 28, 2013 (39 weeks)
Reportable Segments:
KATE SPADE North America	$380,588	72.1%	$20,550	5.4%
KATE SPADE International	106,897	20.2%	(614)	(0.6)%
Adelington Design Group	40,457	7.7%	7,337	18.1%
Other (a)	--	--%	(4,779)	--%
Totals	$527,942	100.0%

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended October 4, 2014 (13 weeks)
Reportable Segments:
KATE SPADE North America	$192,886	77.0%	$21,130	11.0%
KATE SPADE International	50,906	20.3%	(1,346)	(2.6)%
Adelington Design Group	6,625	2.7%	1,030	15.5%
Other (a)	--	--%	(90)	--%
Totals	$250,417	100.0%

Three Months Ended September 28, 2013 (13 weeks)
Reportable Segments:
KATE SPADE North America	$141,383	73.4%	$10,253	7.3%
KATE SPADE International	38,344	19.9%	(666)	(1.7)%
Adelington Design Group	12,885	6.7%	3,260	25.3%
Other (a)	--	--%	(2,097)	--%
Totals	$192,612	100.0%

(a)  Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

The following tables provide a reconciliation to (Loss) income from continuing operations:

	Nine Months Ended		Three Months Ended
	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)
In thousands
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$69,614	$20,550	$21,130	$10,253
KATE SPADE International (a)	81	(614)	(1,346)	(666)
Adelington Design Group	1,020	7,337	1,030	3,260
Other (b)	(685)	(4,779)	(90)	(2,097)
Total Reportable Segments Adjusted EBITDA	70,030	22,494	20,724	10,750
Depreciation and amortization, net (c)	(34,033)	(24,015)	(11,752)	(8,330)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (d)	(19,035)	(8,660)	(870)	(2,758)
Share-based compensation (e)	(31,772)	(3,756)	(5,740)	(1,412)
Equity loss included in Reportable Segments Adjusted EBITDA	1,358	983	1,185	421
Operating (Loss) Income	(13,452)	(12,954)	3,547	(1,329)
Other (expense) income, net (a)	(1,717)	(1,809)	(1,805)	893
Impairment of cost investment	--	(6,109)	--	--
Loss on extinguishment of debt	(16,914)	(1,707)	--	(599)
Interest expense, net	(18,185)	(35,877)	(2,189)	(12,117)
(Benefit) provision for income taxes	(500)	3,042	(3,070)	1,013
(Loss) Income from Continuing Operations	$(49,768)	$(61,498)	$2,623	$(14,165)

(a)   Amounts include equity in the losses of the Company’s equity method investee of $1.4 million and $1.0 million for the nine months ended October 4, 2014 and September 28, 2013, respectively and $1.2 million and $0.4 million for the three months ended October 4, 2014 and September 28, 2013, respectively.

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

(d)   See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

(e)   Includes share-based compensation expense of $17.2 million and $0.3 million in the nine and three months ended October 4, 2014, respectively, that was classified as restructuring.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Nine Months Ended October 4, 2014 (40 weeks)
Domestic	$572,073	77.3%
International	167,956	22.7%
Totals	$740,029	100.0%

Nine Months Ended September 28, 2013 (39 weeks)
Domestic	$416,375	78.9%
International	111,567	21.1%
Totals	$527,942	100.0%

Dollars in thousands	Net Sales	% to Total
Three Months Ended October 4, 2014 (13 weeks)
Domestic	$192,805	77.0%
International	57,612	23.0%
Totals	$250,417	100.0%

Three Months Ended September 28, 2013 (13 weeks)
Domestic	$151,172	78.5%
International	41,440	21.5%
Totals	$192,612	100.0%

There were no significant changes in segment assets during the nine months ended October 4, 2014.

16.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company utilizes foreign currency collars, forward contracts and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by KSJ. As of October 4, 2014, the Company had forward contracts maturing through December 2015 to sell 2.3 billion yen for $22.1 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of October 4, 2014, the Company had forward contracts to sell 4.0 billion yen for $36.7 million maturing through December 2014. Transaction gains (losses) of $1.3 million and $5.8 million related to these derivative instruments were reflected within Other income (expense), net for the nine months ended October 4, 2014 and September 28, 2013, respectively, and $2.4 million and $(0.4) million for the three months ended October 4, 2014 and September 28, 2013, respectively. These transaction gains and losses were substantially offset by transaction gains and losses on the corresponding intercompany loans.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

October 4, 2014	Other current assets	$ 22,050	$ 1,233	Accrued expenses	$ --	$ --

December 28, 2013	Other current assets	21,050	1,317	Accrued expenses	--	--

September 28, 2013	Other current assets	10,148	525	Accrued expenses	21,400	132

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value

October 4, 2014	Other current assets	$ 36,748	$ 347	Accrued expenses	$ --	$ --

December 28, 2013	Other current assets	38,403	384	Accrued expenses	--	--

September 28, 2013	Other current assets	--	--	Accrued expenses	40,454	241

The following table summarizes the effect of foreign currency exchange contracts on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount Recognized in Operations on Derivative (Ineffective Portion)
Nine months ended October 4, 2014	$ 541	Cost of goods sold	$ 1,028	$ --
Nine months ended September 28, 2013	1,772	Cost of goods sold	895	--
Three months ended October 4, 2014	933	Cost of goods sold	239	--
Three months ended September 28, 2013	(164)	Cost of goods sold	593	--

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

During 2014, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company’s share-based payment awards totaled $31.8 million and $3.8 million for the nine months ended October 4, 2014 and September 28, 2013, respectively, and $5.8 million and $1.5 million for the three months ended October 4, 2014 and September 28, 2013, respectively. Compensation expense included $17.2 million and $0.3 million for the nine and three months ended October 4, 2014, respectively, that was classified as restructuring.

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

A summary of award activity under stock option plans as of October 4, 2014 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 28, 2013	5,166,375	$11.26	3.4	$108,498
Exercised	(3,936,081)	10.52		41,410
Cancelled/expired	(125,075)	37.21
Outstanding at October 4, 2014	1,105,219	$10.98	4.0	$17,905

Vested or expected to vest at October 4, 2014	1,091,380	$10.87	4.0	$17,796

Exercisable at October 4, 2014	611,654	$6.90	3.3	$12,404

As of October 4, 2014, there were approximately 0.5 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $8.09.

As of October 4, 2014, there was $0.8 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.0 year. The total fair value of shares vested during the nine months ended October 4, 2014 and September 28, 2013 was $3.2 million and $4.3 million, respectively.

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

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the nine months ended October 4, 2014, the following assumptions were used in determining fair value:

Nine Months Ended
Valuation Assumptions:	October 4, 2014
Weighted-average fair value	$50.24
Expected volatility	52.3%
Dividend yield	—
Risk-free rate	1.68%
Weighted-average expected annual forfeiture	4.8%

The other portion of the LTIP consists of an award of 202,541 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the S&P Mid-Cap 400 Index. The performance shares have a grant date fair value of $8.9 million that was calculated using a Monte Carlo simulation model. For the nine months ended October 4, 2014, the following assumptions were used in determining fair value:

Nine Months Ended
Valuation Assumptions:	October 4, 2014
Weighted-average fair value	$43.93
Expected volatility	44.2%
Dividend yield	—
Risk-free rate	0.66%
Weighted-average expected annual forfeiture	4.0%

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

A summary of award activity under restricted stock plans as of October 4, 2014 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 28, 2013	1,035,250	$ 14.93
Granted	1,614,778	48.34
Vested	(396,000)	17.13
Cancelled (a)	(521,042)	15.20
Nonvested stock at October 4, 2014	1,732,986	$ 45.48

Expected to vest as of October 4, 2014 (b)	1,480,433	$ 45.54

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

As of October 4, 2014, there was $53.3 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the nine months ended October 4, 2014 and September 28, 2013 was $6.8 million and $1.5 million, respectively.

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

In August 2014, new accounting guidance on the disclosure of an entity’s ability to continue as a going concern was issued, which requires disclosure regarding management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and for interim and annual periods thereafter. The adoption of the new guidance is not expected to affect the Company’s financial position, results of operations or cash flows.

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

Macroeconomic challenges and uncertainty continue to dampen consumer spending, job growth remains inconsistent, with stagnating real wages in certain markets in which we operate, consumer retail traffic remains inconsistent and the retail environment remains promotional. In addition, as economic conditions improve in certain real estate markets in which we operate, the landlord community is requiring higher rents and occupancy costs. Furthermore, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. Our operating and financial goals are based on the following strategies: (i) fueling top line growth by opening new retail locations in North America, Japan, Brazil, the United Kingdom and Southeast Asia, evolving price points to create access for new customers and to aspirational categories, focusing on expansion of certain product categories with broad distribution opportunities and high branding relevance, including watches, jewelry, sunglasses and fragrance and launching e-commerce platforms in Europe; (ii) evolving our customer experience with a channel agnostic approach including improved Customer Relationship Management (“CRM”) capability, expanding selling and service programs at selected retail stores and enhancing the e-commerce experience; (iii) expanding our use of partnerships for margin expansion; (iv) strengthening the foundation of KATE SPADE SATURDAY; and (v) increased investments in marketing that leverage CRM capability and focus on acquiring new full price customers. The Adjusted EBITDA margin expansion that we experienced during the first nine months of 2014 in our KATE SPADE North America segment is expected to moderate for the full year.

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

On November 6, 2013, we sold the Juicy Couture brandname and related intellectual property assets (the “Juicy Couture IP”) to an affiliate of Authentic Brands Group (“ABG”) for a total purchase price of $195.0 million (an additional payment may be payable to us in an amount of up to $10.0 million if certain conditions regarding future performance are achieved). The Juicy Couture IP is licensed back to us until December 31, 2014 to accommodate the wind-down of operations, which was substantially completed in the second quarter of 2014. We paid guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On April 7, 2014, we sold our Juicy Couture business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments.

On November 19, 2013, we entered into an agreement to terminate the lease of our Juicy Couture flagship store on Fifth Avenue in New York City in exchange for a $51.0 million payment. On May 15, 2014, we surrendered such premises to the landlord and received proceeds of $45.8 million (net of taxes and fees), in addition to $5.0 million previously received.

Debt and Liquidity Enhancements

In May 2014, we terminated our prior revolving credit agreement and completed a fourth amendment to and restatement of our revolving credit facility (as amended to date, the “ABL Facility”), which extended the maturity date of the facility to May 2019. Availability under the ABL Facility is in an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised our eligible cash, accounts receivable and inventory.

On April 10, 2014, we entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provides for term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”) maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. We drew on the Term Loan on May 12, 2014 and used $354.8 million of the net proceeds of $392.0 million to redeem all of our remaining outstanding 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”). See “Financial Position, Liquidity and Capital Resources.”

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

Overall Results for the Nine Months Ended October 4, 2014

Net Sales

Net sales for the first nine months of 2014 were $740.0 million, an increase of $212.1 million, or 40.2%, compared to net sales for the first nine months of 2013, including an estimated $18.4 million increase in net sales resulting from the inclusion of an additional week in the first nine months of 2014. Net sales increased in our KATE SPADE North America and KATE SPADE International segments, partially offset by a decline in net sales within our Adelington Design Group segment.

Gross Profit and Loss from Continuing Operations

Gross profit in the first nine months of 2014 was $450.0 million, an increase of $123.2 million compared to the first nine months of 2013, primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 61.9% in 2013 to 60.8% in 2014, primarily reflecting the impact of off-price sales associated with the liquidation of excess KATE SPADE SATURDAY launch year inventory and a more promotional retail environment.

We recorded a loss from continuing operations of $49.8 million in the first nine months of 2014, as compared to a loss from continuing operations of $61.5 million in the first nine months of 2013. The period-over-period change primarily reflected: (i) an increase in Selling, general & administrative expenses (“SG&A”), including charges related to streamlining initiatives, brand-exiting activities and acquisition related costs; (ii) an increase in the loss on extinguishment of debt; (iii) an increase in gross profit; (iv) a decrease in Interest expense, net; and (v) the absence in the first nine months of 2014 of an impairment of cost investment of $6.1 million that was incurred in the first nine months of 2013.

Balance Sheet

We ended the first nine months of 2014 with a net debt position (total debt less cash and marketable securities) of $285.5 million as compared to $521.9 million at the end of the first nine months of 2013. The $236.4 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $330.4 million from the dispositions of the Juicy Couture IP and Lucky Brand; (ii) the funding of $91.6 million of capital and in-store shop expenditures over the last 12 months; (iii) the receipt of proceeds of $43.9 million from the exercise of stock options; (iv) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; and (v) the generation of $43.0 million in cash from other activities of our discontinued operations over the past 12 months. We also used $34.7 million of cash from continuing operating activities over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

NINE MONTHS ENDED OCTOBER 4, 2014 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 2013

The following table sets forth our operating results for the nine months ended October 4, 2014 (comprised of 40 weeks) compared to the nine months ended September 28, 2013 (comprised of 39 weeks):

	Nine Months Ended		Variance
Dollars in millions	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	$	%

Net Sales	$740.0	$527.9	$212.1	40.2%

Gross Profit	450.0	326.8	123.2	37.7%

Selling, general & administrative expenses	463.5	336.5	(127.0)	(37.8)%

Impairment of intangible asset	--	3.3	3.3	*

Operating Loss	(13.5)	(13.0)	(0.5)	(3.8)%

Other expense, net	(1.7)	(1.8)	0.1	5.1%

Impairment of cost investment	--	(6.1)	6.1	*

Loss on extinguishment of debt	(16.9)	(1.7)	(15.2)	*

Interest expense, net	(18.2)	(35.9)	17.7	49.3%

(Benefit) provision for income taxes	(0.5)	3.0	3.5	*

Loss from Continuing Operations	(49.8)	(61.5)	11.7	19.1%

Discontinued operations, net of income taxes	82.4	(50.7)	133.1	*

Net Income (Loss)	$32.6	$(112.2)	$144.8	*

*   Not meaningful.

Net Sales

Net sales for the first nine months of 2014 were $740.0 million, an increase of $212.1 million, or 40.2%, compared to the first nine months of 2013, including an estimated $18.4 million increase in net sales resulting from the inclusion of an additional week in the first nine months of 2014. Excluding the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 23.0% in the first nine months of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 22.6%. Including the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 25.0% in the first nine months of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 24.0%.

Net sales results for our reportable segments are provided below:

•

KATE SPADE North America net sales were $565.0 million for the first nine months of 2014, a 48.5% increase compared to 2013, reflecting net sales increases within our kate spade new york and KATE SPADE SATURDAY brands.

We ended the first nine months of 2014 with 98 specialty retail stores and 57 outlet stores, reflecting the net addition over the last 12 months of 21 specialty retail stores and 18 outlet stores. Key operating metrics for our North America retail operations included the following:

	—	Average retail square footage in the first nine months of 2014 was approximately 298 thousand square feet, a 46.7% increase compared to 2013; and
	—	Sales productivity was $961 per average square foot for the first nine months of 2014 as compared to $820 for the first nine months of 2013.

•

KATE SPADE International net sales were $153.5 million for the first nine months of 2014, a 43.6% increase compared to 2013, reflecting increases across all geographies in the segment. Net sales for the first nine months of 2014 included $15.6 million of incremental net sales from the acquisition of the KATE SPADE businesses in Southeast Asia.

We ended the first nine months of 2014 with 43 specialty retail stores, 11 outlet stores and 50 concessions, reflecting the net addition over the last 12 months of 7 specialty retail stores, 1 outlet store and 7 concessions and the acquisition of 6 specialty retail stores, 2 concessions and 1 outlet store. Key operating metrics for our International retail operations included the following:

	—	Average retail square footage, including concessions, in the first nine months of 2014 was approximately 91 thousand square feet, a 34.8% increase compared to 2013; and
	—	Sales productivity was $1,340 per average square foot for the first nine months of 2014 as compared to $1,148 for the first nine months of 2013.

•	Adelington Design Group net sales were $21.5 million for the first nine months of 2014, a decrease of $19.0 million, or 46.9%, compared to 2013, reflecting the following:
	—	A net $8.7 million decrease primarily related to the LIZWEAR, LIZ CLAIBORNE NEW YORK and private label jewelry businesses;
	—	A $7.1 million decrease related to the licensed LIZ CLAIBORNE and MONET brands; and
	—	A $3.2 million decrease primarily related to the expiration of our former Dana Buchman brand supplier agreement.

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

Gross Profit

Gross profit in the first nine months of 2014 was $450.0 million (60.8% of net sales), compared to $326.8 million (61.9% of net sales) in the first nine months of 2013. The increase in gross profit was primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 61.9% in 2013 to 60.8% in 2014, primarily reflecting the impact of off-price sales associated with the liquidation of excess KATE SPADE SATURDAY launch year inventory and a more promotional retail environment.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $127.0 million, or 37.8%, to $463.5 million in the first nine months of 2014 compared to the first nine months of 2013. The increase in SG&A reflected the following:

•

A $70.2 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased e-commerce fees and advertising expenses;

•

A $36.4 million increase in SG&A in our KATE SPADE International segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent, concession fees and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased advertising expenses. The increase also included incremental SG&A associated with the KATE SPADE businesses in Southeast Asia;

•	A $29.8 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•	A $4.0 million decrease associated with reduced costs at our Adelington Design Group segment; and
•

A $5.4 million decrease in expenses related principally to distribution functions that were included in the Juicy Couture and Lucky Brand historical results, but are not directly attributable to Juicy Couture or Lucky Brand and therefore, have not been included in discontinued operations.

SG&A as a percentage of net sales was 62.6% in the first nine months of 2014 and 63.7% in 2013.

Impairment of Intangible Asset

We recorded a $3.3 million non-cash impairment charge in our Adelington Design Group segment related to our trademark for the TRIFARI brand in the third quarter of 2013.

Operating Loss

Operating loss for the first nine months of 2014 was $13.5 million ((1.8)% of net sales) compared to an operating loss of $13.0 million ((2.5)% of net sales) in 2013.

Other Expense, Net

Other expense, net amounted to $1.7 million and $1.8 million in the nine months ended October 4, 2014 and September 28, 2013, respectively. Other expense, net consisted primarily of (i) foreign currency transaction losses and gains and (ii) equity in the losses of KS China Co., Limited (“KSC”), our equity method investee.

Impairment of Cost Investment

During the first nine months of 2013, we recorded a $6.1 million impairment charge related to our former investment in the Mexx business.

Loss on Extinguishment of Debt

During the first nine months of 2014, we recorded a $16.9 million loss on the extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan. During the first nine months of 2013, we recorded a $1.7 million loss on the extinguishment of debt in connection with the conversion of $19.9 million of our 6.0% Convertible Senior Notes due June 2014 (the “Convertible Notes”) into 5.6 million shares of our common stock.

Interest Expense, Net

Interest expense, net was $18.2 million for the nine months ended October 4, 2014, as compared to $35.9 million for the nine months ended September 28, 2013, primarily reflecting (i) the recognition of $8.1 million of interest income in 2014 related to the Lucky Brand Note; (ii) a net decrease of $8.0 million in interest expense due to the refinancing of the Senior Notes with the net proceeds from the Term Loan in the second quarter of 2014; (iii) a decrease of $2.3 million related to reduced borrowings under the ABL Facility and the extinguishment of the Convertible Notes; and

(iv) a $2.3 million write-off of deferred financing fees in 2014 as a result of a reduction in the size of our ABL Facility.

(Benefit) Provision for Income Taxes

The income tax benefit of $(0.5) million for the nine months ended October 4, 2014 primarily represented the recognition of an income tax benefit of $(3.0) million within continuing operations due to the recognition of a corresponding tax expense within discontinued operations, substantially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax provision of $3.0 million for the nine months ended September 28, 2013 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first nine months of 2014 decreased to $49.8 million, or (6.7)% of net sales, from $61.5 million in the first nine months of 2013, or (11.6)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.40) in 2014 and $(0.51) in 2013.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the first nine months of 2014 was $82.4 million, reflecting a gain on disposal of discontinued operations of $128.0 million and a $(45.6) million loss from discontinued operations. Loss from discontinued operations in the first nine months of 2013 was $50.7 million, reflecting a loss on disposal of discontinued operations of $31.6 million and a $19.1 million loss from discontinued operations. EPS from discontinued operations was $0.66 in 2014 and $(0.42) in 2013.

Net Income (Loss)

Net income (loss) in the first nine months of 2014 was $32.6 million and $(112.2) million in the first nine months of 2013. EPS was $0.26 in 2014 and $(0.93) in 2013.

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

Segment Adjusted EBITDA for our reportable segments are provided below.

	Nine Months Ended		Variance
Dollars in thousands	October 4, 2014 (40 Weeks)	September 28, 2013 (39 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$69,614	$20,550	$49,064	238.8%
KATE SPADE International (a)	81	(614)	695	*
Adelington Design Group	1,020	7,337	(6,317)	(86.1)%
Other (b)	(685)	(4,779)	4,094	85.7%
Total Reportable Segments Adjusted EBITDA	70,030	22,494
Depreciation and amortization, net (c)	(34,033)	(24,015)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (d)	(19,035)	(8,660)
Share-based compensation (e)	(31,772)	(3,756)
Equity loss included in Reportable Segments Adjusted EBITDA	1,358	983
Operating Loss	(13,452)	(12,954)
Other expense, net (a)	(1,717)	(1,809)
Impairment of cost investment	--	(6,109)
Loss on extinguishment of debt	(16,914)	(1,707)
Interest expense, net	(18,185)	(35,877)
(Benefit) provision for income taxes	(500)	3,042
Loss from Continuing Operations	$(49,768)	$(61,498)

*                  Not meaningful.

(a)    Amounts include equity in the losses of our equity method investee of $1.4 million and $1.0 million for the nine months ended October 4, 2014 and September 28, 2013, respectively.

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

(d)    See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(e)    Includes share-based compensation expense of $17.2 million in 2014 that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments for the nine months ended October 4, 2014 and September 28, 2013 follows:

•

KATE SPADE North America Adjusted EBITDA for the first nine months of 2014 was $69.6 million (12.3% of net sales), compared to $20.6 million (5.4% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses, e-commerce fees and advertising expenses.

•

KATE SPADE International Adjusted EBITDA for the first nine months of 2014 was $0.1 million (0.1 % of net sales), compared to $(0.6) million ((0.6)% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, substantially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent, concession fees and other store operating expenses, payroll related expenses and advertising expenses. KATE SPADE International Adjusted EBITDA for the first nine months of 2014 included $1.8 million of incremental Adjusted EBITDA from the acquisition of the KATE SPADE businesses in Southeast Asia.

•

Adelington Design Group Adjusted EBITDA for the first nine months of 2014 was $1.0 million (4.7% of net sales), compared to Adjusted EBITDA of $7.3 million (18.1% of net sales) in 2013. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

THREE MONTHS ENDED OCTOBER 4, 2014 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 2013

The following table sets forth our operating results for the three months ended October 4, 2014 (comprised of 13 weeks) compared to the three months ended September 28, 2013 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)	$	%

Net Sales	$250.4	$192.6	$57.8	30.0%

Gross Profit	157.3	118.2	39.1	33.1%

Selling, general & administrative expenses	153.8	116.3	(37.5)	(32.3)%

Impairment of intangible asset	--	3.3	3.3	*

Operating Income (Loss)	3.5	(1.4)	4.9	*

Other (expense) income, net	(1.8)	0.9	(2.7)	*

Loss on extinguishment of debt	--	(0.6)	0.6	*

Interest expense, net	(2.2)	(12.1)	9.9	81.9%

(Benefit) provision for income taxes	(3.1)	1.0	4.1	*

Income (Loss) from Continuing Operations	2.6	(14.2)	16.8	*

Discontinued operations, net of income taxes	(11.7)	(2.7)	(9.0)	*

Net Loss	$(9.1)	$(16.9)	$7.8	45.9%

*   Not meaningful.

Net Sales

Net sales for the third quarter of 2014 were $250.4 million, an increase of $57.8 million, or 30.0%, compared to the third quarter of 2013. Net sales increased in our KATE SPADE North America and KATE SPADE International segments, partially offset by a decline in net sales within our Adelington Design Group segment. Comparable direct-to-consumer net sales for the KATE SPADE North America and KATE SPADE International segments, including e-commerce, increased by 15.2% in the third quarter of 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 13.2%.

•

KATE SPADE North America net sales were $192.9 million for the third quarter of 2014, a 36.4% increase compared to 2013, primarily driven by our kate spade new york brand.

Key operating metrics for our North America retail operations included the following:

	—	Average retail square footage in the third quarter of 2014 was approximately 332 thousand square feet, a 47.0% increase compared to 2013; and
	—	Sales productivity was $328 per average square foot for the third quarter of 2014 as compared to $294 for the third quarter of 2013.

•

KATE SPADE International net sales were $50.9 million for the third quarter of 2014, a 32.8% increase compared to 2013, primarily driven by increased net sales in our operations in Japan and Southeast Asia. Net sales for the third quarter of 2014 included $6.0 million of incremental net sales from the acquisition of the KATE SPADE businesses in Southeast Asia.

Key operating metrics for our International retail operations included the following:

	—	Average retail square footage in the third quarter of 2014 was approximately 96 thousand square feet, a 33.7% increase compared to 2013; and
	—	Sales productivity was $427 per average square foot for the third quarter of 2014 as compared to $373 for the third quarter of 2013.

•	Adelington Design Group net sales were $6.6 million for the third quarter of 2014, a decrease of $6.3 million, or 48.6%, compared to 2013, due to the following:
	—	A $3.7 million decrease related to the licensed LIZ CLAIBORNE and MONET brands;
	—	A net $2.0 million decrease primarily related to the LIZ CLAIBORNE NEW YORK and private label jewelry businesses; and
	—	A $0.6 million decrease related to the expiration of our former Dana Buchman brand supplier agreement.

Gross Profit

Gross profit in the third quarter of 2014 was $157.3 million (62.8% of net sales), compared to $118.2 million (61.4% of net sales) in the third quarter of 2013. The increase in gross profit is primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate increased from 61.4% in 2013 to 62.8% in 2014, primarily reflecting the benefit of the shift of the Fourth of July holiday and our semi-annual sale into the second quarter of 2014 and controlled promotional activity.

Selling, General & Administrative Expenses

SG&A increased $37.5 million, or 32.3%, to $153.8 million in the third quarter of 2014 compared to the third quarter of 2013. The increase in SG&A reflected the following:

•

A $27.8 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased advertising expenses;

•

A $12.0 million increase in SG&A in our KATE SPADE International segment, primarily related to direct-to-consumer expansion reflecting (i) increased rent and other store operating expenses and (ii) increased compensation related expenses. The increase also included incremental SG&A associated with the KATE SPADE businesses in Southeast Asia;

•	A $1.4 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•	A $1.1 million decrease associated with reduced costs at our Adelington Design Group segment; and
•

A $2.6 million decrease in expenses related principally to distribution functions that were included in the Juicy Couture and Lucky Brand historical results, but are not directly attributable to Juicy Couture or Lucky Brand and therefore, have not been included in discontinued operations.

SG&A as a percentage of net sales was 61.4% in the third quarter of 2014 and 60.4% in the third quarter of 2013.

Impairment of Intangible Asset

During the third quarter of 2013, we recorded a $3.3 million non-cash impairment charge in our Adelington Design Group segment related to our trademark for the TRIFARI brand.

Operating Income (Loss)

Operating income for the third quarter of 2014 was $3.5 million (1.4% of net sales) compared to an operating loss of $(1.4) million ((0.7)% of net sales) in 2013.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(1.8) million and $0.9 million in the three months ended October 4, 2014 and September 28, 2013, respectively. Other (expense) income, net consisted primarily of (i) foreign currency transaction gains and losses; and (ii) equity in the losses of KSC.

Loss on Extinguishment of Debt

During the third quarter of 2013, we recorded a $0.6 million loss on extinguishment of debt in connection with the conversion of the remaining $8.8 million aggregate principal amount of our Convertible Notes into 2.5 million shares of our common stock.

Interest Expense, Net

Interest expense, net was $2.2 million for the three months ended October 4, 2014, as compared to $12.1 million for the three months ended September 28, 2013, primarily reflecting: (i) a net decrease of $5.5 million in interest expense related to the refinancing of the Senior Notes in the second quarter of 2014 with the Term Loan; (ii) the recognition of $3.0 million of interest income in 2014 related to the Lucky Brand Note; and (iii) a decrease of $0.7 million related to the ABL Facility and the extinguishment of the Convertible Notes.

(Benefit) Provision for Income Taxes

The income tax benefit of $(3.1) million for the three months ended October 4, 2014 primarily represented: (i) the recognition of an income tax benefit of $(3.0) million within continuing operations due to the recognition of a corresponding tax expense within discontinued operations; (ii) increases in deferred tax liabilities for indefinite-lived intangible assets; (iii) current tax on operations in certain jurisdictions; and (iv) an increase in the accrual for interest related to uncertain tax positions. The income tax provision of $1.0 million for the three months ended September 28, 2013 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations in the third quarter of 2014 was $2.6 million, or 1.0% of net sales, compared to $(14.2) million in the third quarter of 2013, or (7.4)% of net sales. EPS from continuing operations was $0.02 in 2014 and $(0.12) in 2013.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the third quarter of 2014 was $(11.7) million, reflecting a loss on disposal of discontinued operations of $(5.7) million and an $(6.0) million loss from discontinued operations. Loss from discontinued operations in the third quarter of 2013 was $(2.7) million, reflecting a loss on disposal of discontinued operations of $(7.8) million and $5.1 million of income from discontinued operations. EPS from discontinued operations was $(0.09) in 2014 and $(0.02) in 2013.

Net Loss

Net loss in the third quarter of 2014 decreased to $9.1 million from $16.9 million in the third quarter of 2013. EPS was $(0.07) in 2014 and $(0.14) in 2013.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments are provided below.

	Three Months Ended		Variance
Dollars in thousands	October 4, 2014 (13 Weeks)	September 28, 2013 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$21,130	$10,253	$10,877	106.1%
KATE SPADE International (a)	(1,346)	(666)	(680)	(102.1	) %
Adelington Design Group	1,030	3,260	(2,230)	(68.4	) %
Other (b)	(90)	(2,097)	2,007	95.7%
Total Reportable Segments Adjusted EBITDA	20,724	10,750
Depreciation and amortization, net (c)	(11,752)	(8,330)
Charges due to streamlining initiatives, brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net (d)	(870)	(2,758)
Share-based compensation (e)	(5,740)	(1,412)
Equity loss included in Reportable Segments Adjusted EBITDA	1,185	421
Operating Income (Loss)	3,547	(1,329)
Other (expense) income, net (a)	(1,805)	893
Loss on extinguishment of debt	--	(599)
Interest expense, net	(2,189)	(12,117)
(Benefit) provision for income taxes	(3,070)	1,013
Income (Loss) from Continuing Operations	$2,623	$(14,165)

*	Not meaningful.
(a)	Amounts include equity in the losses of our equity method investee of $1.2 million and $0.4 million for the three months ended October 4, 2014 and September 28, 2013.
(b)

Other consists of expenses related principally to distribution functions that were included in the Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore, have not been included in discontinued operations.

(c)	Excludes amortization included in Interest expense, net.
(d)	See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.
(e)	Includes share-based compensation expense of $0.3 million in 2014 that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended October 4, 2014 and September 28, 2013 follows:

•

KATE SPADE North America Adjusted EBITDA for the third quarter of 2014 was $21.1 million (11.0% of net sales), compared to $10.3 million (7.3% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses and advertising expenses. Adjusted EBITDA margin increased primarily due to the growth in gross profit rate.

•

KATE SPADE International Adjusted EBITDA for the third quarter of 2014 was $(1.3) million ((2.6)% of net sales), compared to $(0.7) million ((1.7)% of net sales) in 2013. The period-over-period change reflected: (i) an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses and payroll related expenses; (ii) increased equity losses in KSC; and (iii) an increase in gross profit, as discussed above. KATE SPADE International Adjusted EBITDA for the third quarter of 2014 included $0.8 million of incremental Adjusted EBITDA from the acquisition of the KATE SPADE businesses in Southeast Asia.

•

Adelington Design Group Adjusted EBITDA for the third quarter of 2014 was $1.0 million (15.5% of net sales), compared to Adjusted EBITDA of $3.3 million (25.3% of net sales) in 2013. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

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

Term Loan. On April 10, 2014, we entered into the Term Loan Credit Agreement, which provides for term loans in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan was funded on May 12, 2014, and we used $354.8 million of the net proceeds of $392.0 million from the Term Loan to redeem all of our remaining outstanding Senior Notes on May 12, 2014 as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of our restricted subsidiaries (the “Guarantors”), which include (i) all of our existing material domestic restricted subsidiaries, (ii) all of our future wholly owned restricted subsidiaries (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all of our future non-wholly owned restricted subsidiaries that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

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

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on our KATE SPADE trademarks and certain related rights owned by us and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in our and the Guarantors’ other assets (the “ABL Priority Collateral” and together with the Term Priority Collateral, the “Collateral”), which secure our ABL Facility on a first-priority basis.

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

ABL Facility. In May 2014, we terminated our prior revolving credit agreement and completed a fourth amendment to and restatement of the ABL Facility, which extended the maturity date of the facility to May 2019. Availability under the ABL Facility shall be in an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The ABL Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the ABL Facility of up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate. The ABL Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the ABL Facility, with a spread based on the aggregate availability under the ABL Facility.

The ABL Facility is guaranteed by substantially all of our current domestic subsidiaries, certain of our future domestic subsidiaries and certain of our foreign subsidiaries. The ABL Facility is secured by a first-priority lien on substantially all of our assets and the assets of the other borrowers and guarantors (other than certain trademark collateral in which the lenders under the Term Loan Credit Agreement have a first-priority lien, which trademark collateral secures the obligations under the ABL Facility on a second-priority lien basis).

The ABL Facility limits our and our restricted subsidiaries’ ability to, among other things, incur additional indebtedness, create liens, undergo certain fundamental changes, make investments, sell certain assets, enter into hedging transactions, make restricted payments and pay certain indebtedness, enter into transactions with affiliates, permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries and enter into sale and leaseback transactions. In addition, the terms and conditions: (i) provide for a decrease in fees and interest rates compared to our previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability), (ii) require us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) require us to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

Based on our forecast of borrowing availability under the ABL Facility, we anticipate that cash flows from operations and the projected borrowing availability under our ABL Facility will be sufficient to fund our liquidity requirements for at least the next 12 months.

There can be no certainty that availability under the ABL Facility will be sufficient to fund our liquidity needs. Should we be unable to comply with the requirements in the ABL Facility, we would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, unless we were able to secure a waiver or an amendment under the ABL Facility. Should we be unable to borrow under the ABL Facility, or if outstanding borrowings thereunder become immediately due and payable, our liquidity would be significantly impaired, which would have a material adverse effect on our business, financial condition and results of operations. In addition, an acceleration of amounts outstanding under the ABL Facility would likely cause cross-defaults under our other outstanding indebtedness, including the Term Loan.

The sufficiency and availability of our projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation: (i) the level of our operating cash flows, which will be impacted by retailer and consumer acceptance of our products, general economic conditions and the level of consumer discretionary spending; (ii) the status of, and any adverse changes in, our credit ratings; (iii) our ability to maintain required levels of borrowing availability under the ABL Facility and to comply with other covenants included in our debt and credit facilities; (iv) the financial wherewithal of our larger department store and specialty retail store customers; and (v) interest rate and exchange rate fluctuations.

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

Cash and Debt Balances. We ended the first nine months of 2014 with $123.3 million in cash and marketable securities, compared to $6.8 million at the end of the first nine months of 2013 and with $408.8 million of debt outstanding at the end of the first nine months of 2014, compared to $528.7 million at the end of the first nine months of 2013. The $236.4 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $330.4 million from the dispositions of the Juicy Couture IP and Lucky Brand; (ii) the funding of $91.6 million of capital and in-store shop expenditures over the last 12 months; (iii) the receipt of proceeds of $43.9 million from the exercise of stock options; (iv) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; and (v) the generation of $43.0 million in cash from other activities of our discontinued operations over the past 12 months. We also used $34.7 million of cash from continuing operating activities over the past 12 months.

Accounts Receivable decreased $59.6 million, or 48.9%, at October 4, 2014 compared to September 28, 2013, primarily due to the sale of the Lucky Brand business and the wind-down of the Juicy Couture operations, partially offset by an increase in KATE SPADE accounts receivable due to increased wholesale sales. Accounts receivable decreased $27.3 million, or 30.5%, at October 4, 2014 compared to December 28, 2013, primarily reflecting the wind-down of the Juicy Couture operations and the timing of wholesale shipments.

Inventories decreased $89.9 million, or 28.9% at October 4, 2014 compared to September 28, 2013, primarily due to the sale of the Lucky Brand business and the wind-down of the Juicy Couture operations, partially offset by an increase in KATE SPADE inventory to support growth initiatives. Inventories increased $36.1 million, or 19.5%, compared to December 28, 2013, primarily due to an increase in KATE SPADE inventory to support growth initiatives.

Borrowings under our ABL Facility peaked at $5.1 million during the first nine months of 2014, compared to a peak of $145.4 million during the first nine months of 2013. Outstanding borrowings were $3.0 million at October 4, 2014, compared to $136.2 million at September 28, 2013.

Net cash used in operating activities of our continuing operations was $57.7 million in the first nine months of 2014, compared to $57.0 million in the first nine months of 2013. This $0.7 million period-over-period change was primarily due to a $51.2 million decrease in working capital items, substantially offset by increased earnings in 2014 (excluding depreciation and amortization, share-based compensation expense, losses on extinguishment of debt, impairment charges and other non-cash items). The operating activities of our discontinued operations used $17.8 million and $65.2 million of cash in the nine months ended October 4, 2014 and September 28, 2013, respectively.

Net cash used in investing activities of our continuing operations was $104.2 million in the first nine months of 2014, compared to $28.7 million in the first nine months of 2013. Net cash used in investing activities in the nine months ended October 4, 2014 primarily reflected the use of $71.9 million for capital and in-store shop expenditures and the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe. Net cash used in investing activities in the nine months ended September 28, 2013 primarily reflected: (i) the use of $47.8 million for capital and in-store shop expenditures; (ii) the use of $5.5 million for investments in and advances to KSC; (iii) the receipt of net proceeds from the sale of property and equipment of $20.3 million; and (iv) the receipt of proceeds of $4.0 million from the disposition of our investment in Mexx Lifestyle, B.V. The investing activities of our discontinued operations provided $137.9 million and used $34.9 million of cash in the nine months ended October 4, 2014 and September 28, 2013, respectively.

Net cash provided by financing activities was $38.2 million in the first nine months of 2014, compared to $138.1 million in the first nine months of 2013. The $99.9 million period-over-period change primarily reflected: (i) the receipt of proceeds of $398.0 million from the issuance of the Term Loan; (ii) the use of $390.7 million for the redemption of the Senior Notes; (iii) a decrease in net cash provided by borrowing activities under our ABL Facility of $136.1 million; (iv) an increase in proceeds from the exercise of stock options of $39.1 million; and (v) the receipt of net proceeds of $8.7 million from the sale-leaseback of our North Bergen, NJ office building in 2013.

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

In connection with the disposition of the former Lucky Brand business, the LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we remain secondarily liable for the remaining obligations on 204 such leases. As of October 4, 2014, the future aggregate payments under these leases amounted to $177.9 million and extended to various dates through 2025.

Our 2014 capital expenditures are expected to be $100.0 million, compared to $67.6 million in 2013. These expenditures primarily relate to our plan to open or acquire 65-70 retail stores or concessions globally in 2014, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and borrowings under our ABL Facility.

Debt consisted of the following:

In thousands	October 4, 2014	December 28, 2013	September 28, 2013
10.5% Senior Secured Notes (a)	$--	$382,209	$382,588
Term Loan credit facility (a)(b)	397,106	--	--
Revolving credit facility	3,000	2,997	136,233
Capital lease obligations (c)	8,691	8,995	9,898
Total debt	$408,797	$394,201	$528,719

(a)	The Senior Notes were refinanced with proceeds from the issuance of the Term Loan.
(b)

The balance as of October 4, 2014 reflected the issuance of the Term Loan in an aggregate principal amount of $400.0 million, an amortization payment of $1.0 million and an unamortized debt discount of $1.9 million.

(c)	The decrease in the balance compared to September 28, 2013 primarily reflected the expiration of a capital lease for machinery and equipment during the fourth quarter of 2013.

For information regarding our debt and credit instruments, refer to Note 9 of Notes to Condensed Consolidated Financial Statements.

Availability under the ABL Facility is an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The ABL Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the ABL Facility of up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate.

As of October 4, 2014, availability under our ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$200,000	$ 231,216	$ 3,000	$ 14,819	$ 182,181	$ 162,181

(a)

Availability under the ABL Facility is an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory.

(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of October 4, 2014, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use foreign currency collars, forward contracts and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly of our KATE SPADE business in Japan. As of October 4, 2014, the Company had forward contracts maturing through December 2015 to sell 2.3 billion yen for $22.1 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of October 4, 2014, the Company had forward contracts to sell 4.0 billion yen for $36.7 million maturing through December 2014. Transaction gains (losses) related to these derivative instruments were $1.3 million and $5.8 million for the nine months ended October 4, 2014 and September 28, 2013, respectively, and $2.4 million and $(0.4) million for the three months ended October 4, 2014 and September 28, 2013, respectively and were reflected within Other income (expense), net. These transaction gains and losses were substantially offset by transaction gains and losses on the corresponding intercompany loans. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. There were no significant changes in our critical accounting policies during the nine months ended October 4, 2014. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and cash equivalents and marketable securities, operating cash flows, letters of credit and our ABL Facility. Our floating rate Term Loan and ABL Facility expose us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of October 4, 2014, December 28, 2013 and September 28, 2013, our exposure to changing market rates related to our ABL Facility was as follows:

Dollars in millions	October 4, 2014	December 28, 2013	September 28, 2013
Revolving credit facility	$3.0	$3.0	$136.2
Average interest rate	1.69%	3.06%	2.57%

A ten percent change in the average rate would have a minimal impact to interest expense during the nine months ended October 4, 2014. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at October 4, 2014.

As of October 4, 2014, we had forward contracts with net notional amounts of $58.8 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $0.7 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $5.2 million at October 4, 2014. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $6.4 million at October 4, 2014. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of October 4, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 4, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the third quarter ended October 4, 2014 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended October 4, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
July 6, 2014 – August 2, 2014	--	$--	--	$28,749
August 3, 2014 – September 6, 2014	--	--	--	28,749
September 7, 2014 – October 4, 2014	--	--	--	28,749
Total – 13 Weeks Ended October 4, 2014	--	$--	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The ABL Facility currently restricts the Company’s ability to repurchase stock.

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

DATE:             November 6, 2014

KATE SPADE & COMPANY		KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ Michael Rinaldo
	THOMAS LINKO		MICHAEL RINALDO
	Chief Financial Officer (Principal financial officer)		Vice President - Corporate Controller and Chief Accounting Officer (Principal accounting officer)