Form 10-K
period 2015-01-03
Kate Spade & Co
filed 2015-03-03
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-10689

KATE SPADE & COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2842791 (I.R.S. Employer Identification Number)
2 Park Avenue, New York, New York (Address of principal executive offices)	10016 (Zip Code)

Registrant's telephone number, including area code: 212-354-4900
Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Based upon the closing sale price on the New York Stock Exchange on July 3, 2014, the last business day of the registrant's most recently completed second fiscal quarter, which quarter ended July 5, 2014, the aggregate market value of the registrant's Common Stock, par value $1.00 per share, held by non-affiliates of the registrant on such date was approximately $4,760,642,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

Number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of February 20, 2015: 127,416,971 shares.

Documents Incorporated by Reference:

Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 19, 2015-Part III.

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

  •
  our ability to successfully implement our long-term strategic plans;

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

  •
  our ability to expand into markets outside of the US, including our ability to promote brand awareness in our international markets, find suitable partners in certain of those markets and hire and retain key employees for those markets;

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

  •
  our ability to expand into new product categories;

  •
  our ability to successfully implement our marketing initiatives;

  •
  our ability to complete the wind-down of our KATE SPADE SATURDAY business and JACK SPADE retail store operations in a satisfactory manner and to manage the associated costs,

    including the impact on our relationships with our employees, vendors, distributors and landlords and unanticipated expenses and charges that may occur, such as litigation risk, including litigation regarding employment and workers' compensation;

  •
  risks associated with the various businesses we have disposed, including collection of the full amount of principal and interest due and owing pursuant to a three year note issued by Lucky Brand Dungarees, LLC, an affiliate of Leonard Green & Partners, L.P., to us as partial consideration for the purchase of the Lucky Brand business and compliance with our transition service requirements;

  •
  our dependence on a limited number of large US department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

  •
  whether we will be successful operating the KATE SPADE businesses in Japan and the risks associated with such operations;

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

  •
  a variety of legal, regulatory, political, labor and economic risks, including risks related to the importation and exportation of product, tariffs and other trade barriers;

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

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website can currently be accessed at www.katespadeandcompany.com under "Investor Relations." Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Registration Reports on Form S-3, Current Reports on Form 8-K, Specialized Disclosure Report on Form SD and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption "Financial Reports — SEC Filings" promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions "Corporate Governance" and "Financial Reports — SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Kate Spade & Company, 2 Park Avenue, New York, New York 10016. Documents filed with the SEC are also available on the SEC's website at www.sec.gov.

We were incorporated in January 1976 under the laws of the State of Delaware. In this Annual Report on Form 10-K, unless the context requires otherwise, references to "our," "us," "we" and "the Company" mean Kate Spade & Company and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to "2014" represent the 53 week fiscal year ended January 3, 2015. All references to "2013" represent the 52 week fiscal year ended December 28, 2013. All references to "2012" represent the 52 week fiscal year ended December 29, 2012.

PART I

Item 1.    Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General

Kate Spade & Company designs and markets accessories and apparel under three global, multichannel lifestyle brands: kate spade new york, KATE SPADE SATURDAY and JACK SPADE. In addition, the Adelington Design Group, a private brand jewelry design and development group, markets brands through department stores and serves J.C. Penney Corporation, Inc. ("JCPenney") via exclusive supplier agreements for the LIZ CLAIBORNE and MONET jewelry lines.

Recent Initiatives and Business Strategy

We have pursued transactions and initiatives with a focus on the long-term growth of the kate spade new york brand. In 2014, we sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the "Lucky Brand Note") issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC ("Lucky Brand LLC"), to the Company at closing, subject to working capital and other adjustments. In 2014, we completed the wind-down of the Juicy Couture operations after selling the Juicy Couture brandname and related intellectual property assets (the "Juicy Couture IP") in 2013.

During 2014 and early 2015, we also:

  •
  entered a global licensing agreement with Fossil Group, Inc. for the design, development and distribution of kate spade new york watches through 2025, with the first collection of watches designed, developed and distributed in collaboration with us to launch in 2016;

  •
  announced we will discontinue KATE SPADE SATURDAY as a standalone business and close our Company-owned JACK SPADE retail stores, which are expected to be completed in the first half of 2015;

  •
  launched the UK KATE SPADE e-commerce website;

  •
  completed the refinancing of $372.0 million aggregate principal amount of our former 10.5% Senior Secured Notes due April 2019 with the net proceeds from the issuance of $400.0 million aggregate principal amount of term loans maturing in April 2021; and

  •
  completed the fourth amendment to and restatement of our revolving credit facility (as amended to date, the "ABL Facility"), which included: (i) a reduction in the size of the facility to $200.0 million; (ii) an extension of the maturity date to May 2019; and (iii) a decrease in fees and interest rates.

In February 2014, we reacquired the existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited ("Globalluxe") for $32.3 million and we announced that in the first quarter of 2015 we expect to:

  •
  acquire the 60.0% interest in KS China Co., Limited ("KSC") currently owned by E-Land Fashion China Holdings, Limited for $36.0 million, including a contract termination payment of approximately $26.0 million; and

  •
  convert the reacquired businesses in Hong Kong, Macau and Taiwan and the KATE SPADE business in China into 50.0% owned joint ventures with Walton Brown, a subsidiary of The Lane Crawford Joyce Group ("LCJG"), a leading luxury retail, brand management and distribution company in Asia, and receive $21.0 million from LCJG for their interests in the joint ventures, subject to adjustments.

We will concentrate our investments on initiatives to further develop kate spade new york into a global lifestyle brand. We have established the following operating and financial goals as we focus our efforts on two axes of growth — geographic expansion and product category expansion:

  •
  Continuing to drive top line growth by (i) expanding certain product categories with broad distribution opportunities and high branding relevance, including watches, jewelry, sunglasses and fragrance; (ii) opening new kate spade new york retail locations in North America, Japan and Europe and (iii) launching additional e-commerce platforms in Europe;

  •
  Accelerating growth in Greater China through newly formed joint ventures that are expected to leverage the expertise of our joint venture partner and the global demand for our products to establish a strategic network of stores in key cities supported by a robust organizational and marketing platform;

  •
  Maximizing licensing opportunities to expand product categories and grow margins through partners for home, watches and other categories;

  •
  Extending our use of capital efficient partnerships in selected geographies;

  •
  Driving quality of sale initiatives with continued moderation of promotions across channels and increased marketing to support those efforts; and

  •
  Increasing investments in marketing that leverage CRM capability and focus on acquiring new full price customers.

Macroeconomic challenges and uncertainty continue to persist in the primary markets in which we operate. Therefore, we continue to focus on the careful execution of our strategic plans and seek opportunities to improve our productivity and profitability. We remain focused on driving operating cash flow generation, managing liquidity and the efficient use of working capital.

Business Segments

In conjunction with the sale of Lucky Brand and the substantial completion of the Juicy Couture wind-down in the second quarter of 2014, we disaggregated our former KATE SPADE reportable segment into two reportable segments, KATE SPADE North America and KATE SPADE International. We operate our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).

  •
  Adelington Design Group segment — primarily consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iii) the licensed LIZ CLAIBORNE NEW YORK brand.

We, as licensor, also license to third parties the right to produce and market products bearing certain Company-owned trademarks.

See Notes 1 and 18 of Notes to Consolidated Financial Statements and "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations."

  kate spade new york

Our kate spade new york brand offers fashion products for women and children, as well as home products, under the kate spade new york trademark. The kate spade new york brand product line includes handbags, small leather goods, fashion accessories, jewelry, fragrances and apparel along with existing licensing agreements for footwear, swimwear, watches, optics, tabletop products, legwear, electronics cases, bedding and stationery. We will also absorb key elements of KATE SPADE SATURDAY into the kate spade new york brand, as a label.

These products are sold primarily: (i) in the US and Canada through wholly-owned specialty retail and outlet stores and select specialty retail and upscale department stores; (ii) through our operations in Japan, the United Kingdom, France; (iii) through our operations in Hong Kong, Macau and Taiwan, which are expected to became a joint ventures with Walton Brown in the first quarter of 2015; (iv) through our kate spade new york e-commerce websites; (v) through a joint venture in China; and (vi) through a network of distributors in Mexico, Turkey, Singapore, Malaysia, Thailand, Australia and the Middle East.

  JACK SPADE

Our JACK SPADE brand offers fashion products for men, including briefcases, travel bags, small leather goods, fashion accessories and apparel under the JACK SPADE trademark. In our effort to evolve the brand and position it to grow with an expanded customer base, we plan to reimagine JACK SPADE as an e-commerce and retail partner focused brand. JACK SPADE products are sold primarily: (i) in the US and Canada in upscale department stores; (ii) through a network of distributors; and (iii) via our JACK SPADE e-commerce website.

  ADELINGTON DESIGN GROUP

The operations within our Adelington Design Group segment consist principally of:

  •
  Exclusive supplier arrangements to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry;

  •
  A royalty-free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC, Inc. ("QVC") through the 2009 previously existing license between the Company and QVC (as amended); and

  •
  LIZWEAR, women's apparel available through the club store channel.

SALES AND MARKETING

Domestic direct-to-consumer sales are made through our own retail and outlet stores and e-commerce websites. Our domestic wholesale sales are made primarily to department store chains and specialty retail store customers. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

In Japan, we distribute our products mainly through 85 points of sale, including department store concessions, retail stores and e-commerce. In Southeast Asia, we have wholesale distribution agreements in Singapore, Malaysia and Thailand and a joint venture in China; in the first quarter of 2015, we expect to convert our owned and operated businesses in Hong Kong, Macau and Taiwan to a joint venture. In Europe, direct-to-consumer sales are made through our own specialty retail and outlet stores and concession stores within department store locations. In Canada, direct-to-consumer sales are made through our own specialty retail and outlet stores. In other international markets, including the remainder of Asia, the Middle East, Australia and Latin America, we operate principally through third party distributors, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate.

We continually monitor retail sales in order to directly assess consumer response to our products. During 2014, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies. In addition, we completed the implementation of a new point of sale system to further enhance our omni-channel capabilities. Our kate spade new york retail stores reflect the distinct personality of the brand, offering a unique shopping experience and exclusive merchandise. We plan to use more targeted communication to customers and evolve the customer shopping experience via: (i) our improved CRM capabilities; (ii) the roll out of a "gold service" selling and service program to certain retail stores; and (iii) expansion of our e-commerce site to include customization and additional merchandise collections.

  Specialty Retail Stores, Outlet Stores and Concessions:

We operate specialty retail stores under various Company-owned and licensed trademarks, consisting of retail stores within the US and outside the US (primarily in Japan, Southeast Asia, Europe, Latin America and Canada). We also operate outlet stores under various Company-owned and licensed trademarks, consisting of outlet stores within the US and outside the US. Outside of North America (primarily in Japan and Europe), we operate concession stores in select retail stores, which are either owned or leased by a third party department store or specialty store retailer.

The following tables set forth select information, as of January 3, 2015, with respect to our kate spade new york specialty retail stores, outlet stores and concessions:

	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	93	2,200
Foreign Specialty Retail Stores	32	1,400
US Outlet Stores	57	2,500
Foreign Outlet Stores	14	1,600
Concessions	52	500

As discussed above, we expect to close 27 Company-owned KATE SPADE SATURDAY and JACK SPADE stores and one KATE SPADE SATURDAY concession during 2015.

  E-commerce:

Our products are sold on a number of branded websites. E-commerce continued to be an important business driver in 2014. The following table sets forth select information concerning our websites:

Website	Information Only	Information and Direct to Consumer Sales
loja.katespade.com.br		✓
surprise.katespade.com		✓
www.jackspade.com		✓
www.katespade.cn	✓
www.katespade.co.uk		✓
www.katespade.com		✓
www.katespade.jp		✓
www.katespadeandcompany.com(a)	✓
www.katespadelookbook.com	✓
www.saturday.com(b)		✓
www.saturday.jp(b)		✓
www.worldofkatespade.com	✓

(a)
This website offers investors information concerning the Company.

(b)
These websites will remain active during the wind-down phase until the label is incorporated and reintroduced into the kate spade new york brand.

We are evolving our direct-to-consumer marketing and distribution activities by enhancing our omni-channel capabilities. Our goal is to create a seamless consumer buying experience across direct-to-consumer sub-channels by allowing fulfillment of e-commerce orders from substantially all retail stores and fulfillment of retail store sales with e-commerce inventory when the merchandise is not initially available in the respective sub-channel. Consumers will also have the ability to place e-commerce orders through point of sale kiosks located within our retail stores. During 2014, we also continued our partnership with eBay Enterprise and mobile-enabled webstores using the DemandWare platform.

  Wholesale:

No single customer accounted for more than 10.0% of net sales for 2014. Sales to our domestic department and specialty retail store customers are made primarily through our New York City showrooms. Internationally, sales to our department and specialty retail store customers are made through showrooms in the United Kingdom.

Orders from our wholesale customers generally precede the related shipping periods by several months. Our largest customers discuss with us retail trends and their plans regarding their anticipated levels of total purchases of our products for future seasons. These discussions are intended to assist us in planning the production and timely delivery of our products.

We utilize in-stock reorder programs to enable customers to reorder certain items through electronic means for quick delivery, as discussed below in the section entitled "Buying/Sourcing." Many of our wholesale customers participate in our in-stock reorder programs through their own internal replenishment systems.

  Licensing:

We license many of our products to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand's market presence. As of January 3, 2015, we had

17 license arrangements, pursuant to which third party licensees produce merchandise using Company-owned trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2020. Our licenses cover a broad range of lifestyle product categories, including but not limited to, tech accessories, footwear, stationery and paper goods, hosiery, optics and sunglasses, tabletop products, children's wear, swimwear, cold weather accessories, loungewear and sleepwear, furniture and bedding. Such licenses earn revenue based on a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in net sales for the segment under which the license resides.

In November 2011, we sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney. The LIZ CLAIBORNE NEW YORK and LIZWEAR trademarks are licensed back to us on a royalty-free basis through July 2020. In addition, certain other trademarks within the LIZ CLAIBORNE family of brands are licensed back to us on a royalty-free basis for sublicense to our pre-existing third party licensees of such trademarks.

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

  Marketing:

Marketing for our brands is focused on reinforcing brand relevance, increasing awareness, engaging consumers and guiding them to our retail stores and e-commerce sites. We use a variety of marketing strategies to enhance our brand equity and promote our brands. These initiatives include direct mail, in-store events and internet marketing, including the use of social media. We incurred expenses of $56.9 million, $42.8 million and $22.7 million for advertising, marketing and promotion for all brands in 2014, 2013 and 2012, respectively.

In 2014, we continued our domestic in-store shop and fixture programs, which are designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the kate spade new york and JACK SPADE brand names. In 2014, we installed an aggregate of 35 in-store shops. We plan to install an aggregate of approximately 30 additional in-store shops in 2015 under the kate spade new york and JACK SPADE brand names.

For further information concerning our domestic and international sales, see Note 18 of Notes to Consolidated Financial Statements.

BUYING/SOURCING

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited ("Li & Fung") acts as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying/sourcing agent. We are obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2014, approximately 151 suppliers located in 15 countries manufactured our products, with the largest finished goods supplier accounting for approximately 12.0% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

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

Our buying/sourcing arrangements with Li & Fung and with our foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our buying/sourcing arrangements with Li & Fung and with our foreign suppliers have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. In addition, as Li & Fung is the buying/sourcing agent for a significant portion of our products, we are subject to the risk of having to rebuild such buying/sourcing capacity or find another agent or agents to replace Li & Fung in the event the agreement with Li & Fung terminates, or if Li & Fung is unable to fulfill its obligations under the agreement.

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

IMPORTS AND IMPORT RESTRICTIONS

Virtually all of our merchandise imported into the United States, Asia, Canada, Europe and Latin America is subject to duties. The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as "anti-dumping" actions). Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the US Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a US industry. Legislative proposals have been put forward which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the anti-dumping or countervailing duty laws.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative and other "special trade programs." Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of "safeguard provisions," "safeguard duties," or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we monitor import restrictions and opportunities. The sourcing of imported merchandising is also potentially subject to political developments in the countries of production. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.

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

Apparel and other products sold by us are also subject to regulation in the US and other countries by other governmental agencies, including, in the US, the Federal Trade Commission, the US Fish and Wildlife Service and the Consumer Products Safety Commission. These regulations relate principally to product labeling, content and safety requirements, licensing requirements and flammability testing. We believe that we are in substantial compliance with those regulations, as well as applicable federal, state, local, and foreign regulations relating to the discharge of materials hazardous to the environment. We do not estimate any significant capital expenditures for environmental control matters either in the current year or in the near future. Our licensed products, licensing partners and buying/sourcing agents are also subject to regulation. Our agreements require our licensing partners and buying/sourcing agents to operate in compliance with all laws and regulations and we are not aware of any violations which could reasonably be expected to have a material adverse effect on our business or financial position, results of operations, liquidity or cash flows.

Although we have not suffered any material inhibition from doing business in desirable markets in the past, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce trademarks to new markets.

DISTRIBUTION

We distribute our products through leased facilities. On February 5, 2013, we entered into a contract with a third-party facility operations and labor management company to provide distribution operations services at our West Chester, OH distribution center (the "Ohio Facility") under a variable cost structure.

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

BACKLOG

On February 6, 2015, our order book reflected unfilled customer orders for approximately $98.8 million of merchandise, as compared to approximately $104.1 million at February 7, 2014. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2015 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including, among others, seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.

TRADEMARKS

The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

Company Owned Trademarks

AXCESS	KATE SPADE SATURDAY
JACK SPADE	MARVELLA
KATE SPADE	MONET(a)
kate spade new york	TRIFARI

Third Party Owned Trademarks

LIZ CLAIBORNE(b)	LIZWEAR(d)
LIZ CLAIBORNE NEW YORK(c)(d)	MONET(b)(e)

(a)
International rights only.

(b)
The Company provides jewelry for these brands under exclusive supplier arrangements.

(c)
As discussed above, QVC is the exclusive specialty retailer for LIZ CLAIBORNE NEW YORK merchandise in the product categories covered by the QVC license agreement (which is subject to pre-existing license agreements) in the US.

(d)
Licensed to the Company by JCPenney on a royalty-free basis.

(e)
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

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products and, on a worldwide basis, vigorously seek to protect them against infringement. As a result of the appeal of our brands, our products have from time to time been the object of counterfeiting. We have an established and aggressive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the US and in major markets abroad.

In markets outside of the US, our rights to some or all of our trademarks may not be clearly established. In the course of our international expansion, we have experienced conflicts with various third parties who have acquired ownership rights in certain trademarks, which would impede our use and registration of some of our principal trademarks. While such conflicts are common and may arise again from time to time as we continue our international expansion, we have generally successfully resolved such conflicts in the past through both legal action and negotiated settlements with third party owners of the conflicting marks. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot assure that significant impediments will not arise in the future as we expand product offerings and introduce new and additional brands, both in the US and in other markets.

COMPETITION

We are subject to intense competition as the apparel and accessories related product markets are highly competitive, both within the US and abroad. We compete with numerous retailers, designers and manufacturers of apparel and accessories, both domestic and foreign. We compete primarily on the basis of fashion, quality, customer service, price, brand prestige and recognition. Our ability to compete successfully depends upon a variety of factors, including, among other things, our ability to:

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

See "Item 1A — Risk Factors."

Our principal competitors for kate spade new york include Burberry, Coach, Marc by Marc Jacobs, Michael Kors, Ralph Lauren and Tory Burch.

EMPLOYEES

At January 3, 2015, we had approximately 3,500 full-time employees worldwide, as compared to approximately 6,800 full-time employees at December 28, 2013.

We no longer have any union agreements; however, we continue to have an obligation to the National Retirement Fund due to our cessation of contributions to a multi-employer defined benefit pension fund pursuant to a collective bargaining agreement covering former union employees, which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). See Note 13 of Notes to Consolidated Financial Statements.

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

The major components of our compliance program are: (i) communicating our standards of engagement to workers, suppliers and associates; (ii) auditing and monitoring against those standards; (iii) providing workers with a confidential reporting channel; (iv) working with non-governmental organizations regarding issues impacting workers; and, (v) working closely with factory management to develop sustainable compliance programs. Suppliers are required to post our standards of engagement in the workers' native language at all factories where our merchandise is being made. We have used various methods to educate workers regarding our standards and their rights, including development of booklets to better illustrate those standards and involving non-governmental organizations to train workers. The standards of engagement, along with detailed explanations of each standard, are included on our suppliers' websites. All new suppliers must acknowledge our standards and agree to our monitoring requirements.

We audit factories using both internal and independent monitors, provide capacity building for suppliers and look for ways to develop direct communication channels with workers to ensure that they are aware of their rights — built around the well-established Fair Labor Association best practices. More information about our monitoring program is available on our website.

As of January 3, 2015, we had approximately 99 active factories on our roster, of which 92 were audited by our internal compliance team, Li & Fung auditors or third party auditors. Additionally, there were 103 follow-up audits. In many cases, we rely on our agents' audit reports. As such, we continue to conduct shadow audits to confirm that audit protocols and findings are consistent between the two companies.

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

  •
  The Kate Spade & Company Foundation, established as the Liz Claiborne Foundation in 1981, is a separate nonprofit legal entity supporting nonprofit organizations working with women transforming communities. The Foundation supports programs in and around the New York City metropolitan area where our primary offices are located that offer training and increase access to tools that help women become economically empowered. Notwithstanding the Foundation's name change in October 2014 to the Kate Spade & Company Foundation, the mission of the Foundation remains focused on women's economic empowerment.

  •
  For more than ten years, we have been committed to creating opportunities for our associates to volunteer and give back to nonprofit organizations in our major operating communities. In 2014, we continued to support our associate volunteering program to create opportunities that reflected our charitable strategies. Furthermore, Kate Spade & Company continues to create Company-wide events that complement our philanthropy supporting women's economic empowerment, including our On Purpose program.

  •
  On Purpose is our trade initiative through which we are teaching a group of women in Masoro, Rwanda to become an independent, sustainable and profitable supplier to Kate Spade & Company and other global fashion brands.

  •
  The Merchandise Donation Program provides direct charitable support to meet community needs and support the charitable interests of our associates. When available, we donate product to several types of organizations, including programs for women. In addition, every associate is afforded the opportunity of making one merchandise donation each year to the charitable organization of their choice.

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

Our business strategy is centered on the kate spade new york brand. We cannot assure the successful implementation and results of our long-term strategic plans, including our ability to operate as a mono-brand company.

Our ability to execute our long-term growth plan and achieve our projected results is subject to a variety of risks, including the following:

  •
  We are exposed to additional risk from lack of diversification that did not affect our prior multi-brand business strategy as significantly. Our business prospects and results of operations will depend substantially on our ability to successfully maintain and develop the brand image and brand equity of the kate spade new york brand.

  •
  The kate spade new york brand could be negatively affected by changes in consumer preferences, brand awareness and fashion trends, and any such changes or other adverse events could have a more significant impact on a single family of brands than a portfolio of multiple brands.

  •
  We may be unable to successfully acquire new full-price customers through our marketing and CRM initiatives.

  •
  We may not be able to maintain and improve our operating margins and control promotional activity.

  •
  We may not be able to successfully absorb the KATE SPADE SATURDAY business as a label under kate spade new york, and we may not be able to successfully transition JACK SPADE to its new business model.

  •
  We may not be able to achieve our revenue growth targets because of local, regional, national and worldwide macroeconomic factors that may reduce demand for our products.

  •
  We may be unable to grow our revenues through retail expansion because of risks associated with selecting suitable locations for stand-alone retail stores and appropriate department store locations.

  •
  We may not be able to expand internationally, including in Japan, China, Europe, Latin America and Southeast Asia, because of local and regional risks associated with those markets, including currency risks, political climate and other similar risks. The joint ventures we expect to form may not succeed in expanding our business in China, Hong Kong, Taiwan and Macau.

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

Our results are dependent on a number of factors impacting consumer spending, both in the US and abroad, including, but not limited to: (i) general economic and business conditions; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.

Global economic conditions over the past few years have included significant recessionary pressures and declines or stagnation in employment levels, disposable income and actual and/or perceived wealth and declines in consumer confidence and economic growth. The current negative economic environment has been characterized by stagnation in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. While the decline in consumer spending has recently moderated, these economic conditions could still lead to additional declines or stagnation in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future. A number of our markets continue to suffer particularly severe downturns, and we have experienced significant declines in revenues.

While we have seen intermittent signs of stabilization in North America, there continues to be volatility in the European markets and there are no assurances that the global economy will continue to recover. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments.

Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale and retail customers, which have had a negative effect on our revenues and profitability. This promotional environment may likely continue even after economic growth returns, as we expect that consumer spending trends are likely to remain at historically depressed levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending. The uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

While we generally purchase our products in US dollars, we source most of our products overseas. As a result, the cost of these products may be affected by changes in the value of the relevant currencies, including currency devaluations. Changes in currency exchange rates may also affect the US dollar value of the foreign currency denominated prices at which our international businesses sell products. Our international sales, as well as our international businesses' inventory and accounts receivable levels, could be affected by currency fluctuations. In addition, with expected international expansion, we may increase our exposure to such fluctuations.

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

The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. These industries are also subject to the difficulties contracted when trying to expand business to growing markets worldwide. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores, and in the business model employed, and partners we select to work with, in new and growing markets worldwide. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a "mega brand" label and which are widely available at a broad range of retail stores. Our success is also dependent on our ability to successfully extend our businesses into new territories and markets, such as Europe, Asia and Latin America.

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

We cannot assure that we will be able to continue to develop appealing styles and brands or successfully meet changing customer and consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received and supported by our wholesale customers or consumers. Our failure to gauge consumer needs and fashion trends by brand and respond appropriately, or to appropriately forecast our ability to sell products, could adversely affect retail and consumer acceptance of our products and leave us with substantial outstanding fabric and/or manufacturing commitments, resulting in increases in unsold inventory or missed opportunities. If that occurs, we may need to employ markdowns or promotional sales to dispose of excess inventory, which may harm our business and results. At the same time, our focus on inventory management may result, from time to time, in our not having a sufficient supply of products to meet demand and cause us to lose potential sales.

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

  •
  product quality;

  •
  maintaining and growing market share;

  •
  exploiting markets outside of the US, including growth markets such as Europe, Asia and Latin America;

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

As of January 3, 2015, the total principal amount of our term loan credit facility due April 2021 (the "Term Loan Credit Agreement") was $398.0 million. Our current level of debt could have important consequences for the holders of our common stock, including: (i) making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors; (ii) increasing our vulnerability to adverse economic or industry conditions; (iii) limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited; (iv) requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements; (v) limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) placing us at a competitive disadvantage to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our ABL Facility or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Restrictive covenants in our ABL Facility and the Term Loan Credit Agreement may restrict our ability to pursue our business strategies.

The agreement governing our ABL Facility and the Term Loan Credit Agreement limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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

In addition, the agreement governing our ABL Facility (i) provides for a decrease in fees and interest rates compared to our previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability); (ii) requires us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

The restrictions contained in the Term Loan Credit Agreement and the agreement governing our ABL Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund remaining efforts associated with our streamlining initiatives, including contract termination costs, employee-related costs and other costs associated with the exit of the KATE SPADE SATURDAY business, the closure of the JACK SPADE stores and the sales of the Juicy Couture IP and Lucky Brand as discussed above; (iv) invest in our information systems; (v) fund general operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. The expansion and development of our business may also require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs.

Our ABL Facility matures in May 2019. Availability under the ABL Facility is the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory. The ABL Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the facility provided under the ABL Facility of up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate. The ABL Facility allows two borrowing options; one borrowing option with interest rates based on eurocurrency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the Credit Agreement, with a spread based on the aggregate availability under the Revolving Credit Agreement.

During the next 12 months, we otherwise expect to meet our cash requirements with existing cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility. We may fail to generate sufficient cash flow from such sources to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

We have in the past, and may, from time to time, acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements, and/or implement new business models. Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

  •
  our ability to identify appropriate business development opportunities, including new product lines and new markets, including important growth markets such as Europe, Asia and Latin America;

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

  •
  we may not be able to maintain product licenses, which are subject to agreement with a variety of terms and conditions, or to enter into new licenses to enable us to launch new products and lines; and

  •
  with respect to a business where we are not the brand owner, but instead act as an exclusive licensee or an exclusive supplier, such as the arrangements within our Adelington Design Group discussed above for the LIZ CLAIBORNE and MONET brands, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable agreements, the level of orders placed by our business partners and the public perception and/or acceptance of our business partners, the brands or other product lines, which are not within our control.

There are risks associated with the wind-down of our KATE SPADE SATURDAY business and the changes to the business model for JACK SPADE, including closure of our JACK SPADE retail store operations.

On January 29, 2015, we announced strategic initiatives to further focus our business on the long-term growth of the kate spade new york brand, including closing down our KATE SPADE SATURDAY business and the transition to a new business model for the JACK SPADE brand. As part of these announcements, we are absorbing key elements of KATE SPADE SATURDAY into the kate spade new york business and discontinuing KATE SPADE SATURDAY as a standalone business.

In connection with the KATE SPADE SATURDAY wind-down, retail store locations bearing the KATE SPADE SATURDAY tradename will be closed in a phased approach, as well as the operations of our KATE SPADE SATURDAY wholesale business, including with our international distributors, during the first half of 2015. The KATE SPADE SATURDAY e-commerce site, however, will remain active during this wind-down phase until the label is incorporated and reintroduced into the kate spade new york business. With respect to the JACK SPADE business, we will be closing the JACK SPADE retail stores, while seeking to expand our wholesale distribution of the brand, and our JACK SPADE e-commerce platform. In connection with the KATE SPADE SATURDAY and JACK SPADE actions, we estimate total restructuring charges of $32.0-$39.0 million (related to these actions, including: (i) estimated contract assignment and termination costs of $21.0-$25.0 million; (ii) employee-related costs (including severance) of $4.0-$5.0 million); and (iii) non-cash asset impairment charges of $7.0-$9.0 million. Such estimates do not reflect any other transactions with our contractual counterparties to mitigate the charges. Actual restructuring and transition charges and impairment charges may materially exceed our estimates due to various factors, many of which are outside of our control, including, without limitation, the actual outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts we intend to terminate or modify. Because of uncertainties with respect to our transition plan (including those described above), we may not be able to complete and implement our transition plan with respect to the KATE SPADE SATURDAY and JACK SPADE businesses as we expect or in a satisfactory manner, and the costs incurred in connection with such transition may exceed our estimates. If the actual restructuring and transition charges or impairment charges exceed our estimates or if our transition plan is not implemented as expected, our business, results of operations and financial condition could be materially and adversely affected.

Furthermore, because of the wind-down of the KATE SPADE SATURDAY brand and because of other factors that ordinarily influence consumer acceptance of our products (many of which are outside our control), we may not be able to sell our KATE SPADE SATURDAY summer 2015 products at prices that will generate a profit. If we incur losses relating to the sales of such products, our business, financial condition and results of operations may be adversely affected.

In addition, the announced activities involve numerous risks, including but not limited to:

  •
  the inability of the KATE SPADE SATURDAY business to retain qualified personnel necessary for the wind-down during the wind-down period;

  •
  potential disruption of the operations of the rest of our brands and businesses and diversion of management attention from such businesses and operations;

  •
  exposure to unknown, contingent or other liabilities, including litigation arising in connection with the KATE SPADE SATURDAY wind-down;

  •
  negative impact on our business relationships, including relationships with our customers, suppliers, vendors, lessors, licensees and employees;

  •
  the inability to increase the customer base of our JACK SPADE brand; and

  •
  unintended negative consequences from changes to our business profile.

If any of these or other factors impair our ability to successfully implement the wind-down, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind-down that otherwise would be used on the development and expansion of our other businesses.

There are risks associated with the various businesses we have disposed, including our ability to collect the full amount of principal and interest due and owing pursuant to a three year note issued by Lucky Brand Dungarees, LLC to us as partial consideration for the sale of the Lucky Brand business and our ability to comply with our transition service requirements with respect to the Lucky Brand business and other risks related to the transitions of those businesses.

As part of the consideration for the sale of the Lucky Brand business, we have received the Lucky Brand Note due 2017 in an aggregate initial principal amount of $85.0 million issued by Lucky Brand LLC and guaranteed by substantially all of its subsidiaries. The Lucky Brand Note is secured by a second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC's asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year, in equal monthly increments, and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without our consent. To the extent that the business, financial condition and results of operations of Lucky Brand LLC are adversely affected, Lucky Brand LLC's ability to service the Lucky Brand Note or to repay or refinance the Lucky Brand Note could be materially and adversely affected. As a result, our ability to receive payments on the Lucky Brand Note is dependent on such factors, and we may not receive timely payments or be paid the amounts due under the Lucky Brand Note at all.

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

In addition, in connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 185 such leases. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources — Commitments and Capital Expenditures," and Note 9 of Notes to Consolidated Financial Statements for more information.

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

We rely extensively on our information technology ("IT") systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems or difficulty in integrating new systems could adversely impact our business. In addition, our IT systems may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, computer viruses, hackers, security breaches and usage errors by our employees and harmful acts by our website visitors. If our IT systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data (including customer data) and interruptions or delays in our operations in the interim. Any significant disruption in our IT systems could harm our reputation and credibility and could adversely affect our business, financial condition or results of operations, as well as our ability to effect the transitions of the recently sold businesses.

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

We cannot assure that we can attract and retain talented, highly qualified executives, or maintain satisfactory relationships with our employees.

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

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the US and other regions, including approximately 151 suppliers manufacturing our products. At the end of 2014, such suppliers were located in 15 countries, with the largest finished goods supplier at such time accounting for approximately 12.0% of the total of finished goods we purchased in 2014. A supplier's failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer's failure to comply with safety and content regulations and standards, including with respect to children's product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

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

On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acts as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. We pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

Our arrangements with foreign suppliers and with our foreign buying/sourcing agents are subject generally to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, labor disputes, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our operations have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. Moreover, difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our suppliers, which in turn, could have an adverse impact on our business, financial position, liquidity and results of operations.

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

In addition, we notified the employees covered by the Agreement of the completion of layoffs on March 31, 2013, at which time the Agreement and CBA terminated. The third-party distribution center operations company employs many of our prior employees, including union employees, at the Ohio Facility. There are a number of risks associated with continuing to operate the Ohio Facility, including increased operating expenses, risks related to systems capabilities at the Ohio Facility and risks related to the ability of the third-party distribution center operations company to appropriately staff the Ohio Facility with both union and non-union employees on reasonable and appropriate terms. We also have limited ability to control our third-party distribution center operations company, and such company may take actions with respect to its employees without our approval and may not maintain good relations with its employees and unions. Issues that arise in connection with the operation of our Ohio Facility could cause supply disruptions and other logistical issues and could therefore have a material, adverse effect on our business, financial condition, liquidity and results of operations.

Our international sourcing operations are subject to a variety of legal, regulatory, political, labor and economic risks, including risks relating to the importation and exportation of product.

We source most of our products outside the US through arrangements with independent suppliers in 15 countries as of January 3, 2015. There are a number of risks associated with importing our products, including but not limited to the following:

  •
  the potential reimposition of quotas, which could limit the amount and type of goods that may be imported annually from a given country, in the context of a trade retaliatory case;

  •
  changes in social, political, legal and economic conditions, or labor unrest or terrorist acts that could result in the disruption of trade from the countries in which our manufacturers or suppliers are located;

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

  •
  the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties; and

  •
  the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the US reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries.

Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

We face risks associated with operating in international markets.

Approximately 21.0% of our revenues were generated by operations outside the US during the 2014 fiscal year. Our ability to operate and be successful in new international markets and to operate and maintain the current level of sales in our existing international markets, is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations, adapting to local customs and culture, unexpected changes in regulatory requirements, new tariffs or other barriers in some international markets, political instability and terrorist attacks, changes in diplomatic and trade relationships, currency risks and general economic conditions in specific countries and markets. Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

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

As of January 3, 2015, we had US deferred tax assets of approximately $456.3 million, which include net operating loss ("NOL") carryforwards and other items which could be considered net unrealized built in losses ("NUBIL"). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an "ownership change" under section 382 of the Code on our ability to utilize our US deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we had a change in control as of January 3, 2015. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of January 3, 2015, substantially all of the tax benefits of our US deferred tax assets had been offset with a full valuation allowance that was recognized in our financial statements.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our distribution and administrative functions are conducted in leased facilities. We also lease space for our specialty retail and outlet stores. We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations. We use unaffiliated third parties to provide distribution services to meet our distribution requirements.

Our principal executive offices, as well as certain sales, merchandising and design staffs, are located at 2 Park Avenue, New York, NY, where we lease approximately 135,000 square feet. We also lease approximately 106,000 square feet in an office building in North Bergen, New Jersey, which houses operational staff.

The following table sets forth information with respect to our key leased properties:

Location(a)	Primary Use	Approximate Square Footage Occupied
West Chester, OH(b)	Apparel Distribution Center	601,000
2 Park Avenue, New York, NY	Offices	135,000
North Bergen, NJ(c)	Offices	106,000

(a)
We also lease showroom, warehouse and office space in various other domestic and international locations. We closed our Allentown, PA distribution center during 2008 and exited certain New York offices during 2014, for which we remain obligated under the respective leases.

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

Item 3.   Legal Proceedings.

The Company is a party to various pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows (see Notes 1 and 9 of Notes to Consolidated Financial Statements).

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of January 3, 2015 is set forth below:

Name	Age	Position(s)
Craig A. Leavitt	54	Chief Executive Officer
George M. Carrara	46	President and Chief Operating Officer
Thomas Linko	42	Chief Financial Officer
Christopher Di Nardo	48	Senior Vice President, General Counsel and Secretary
William Higley	55	Senior Vice President — Human Resources
Linda Yanussi	53	Senior Vice President — Information Technology and Global Operations

Executive officers serve at the discretion of the Board of Directors.

Mr. Leavitt joined the Company in April 2008 as Co-President and Chief Operating Officer of Kate Spade LLC and was named Chief Executive Officer of Kate Spade & Company in February 2014. Prior to joining the Company, he was President of Global Retail at Link Theory Holdings, where he had total responsibility for merchandising, operations, planning and allocation and real estate for the Theory and Helmut Lang retail businesses. Prior to that, Mr. Leavitt spent several years at Diesel, where he was most recently Executive Vice President of Sales and Retail. Previously, Mr. Leavitt spent 16 years at Polo Ralph Lauren, where he held positions of increasing responsibility, the last being Executive Vice President of Retail Concepts.

Mr. Carrara joined the Company in April 2012 as Executive Vice President, Chief Financial Officer and Chief Operating Officer and was promoted to his current role in February 2014. Prior to that, he had held numerous finance positions at Tommy Hilfiger over the prior 12 years, including Chief Financial Officer for the Jeans division from 1999 to 2003; Chief Operating Officer and Chief Financial Officer of wholesale operations from 2003 to 2004; Executive Vice President of US Operations — Wholesale and Retail from 2004 to 2005 and Chief Operating Officer from 2006 to 2011.

Mr. Linko joined the Company in July 2012 as Chief Financial Officer of the formerly owned Juicy Couture brand. In 2013, he was appointed Chief Operating Officer and, upon the sale of the Juicy Couture IP, led the wind-down of the business. Mr. Linko was named Chief Financial Officer of Kate Spade & Company in October 2014. Prior to joining the Company, he was Chief Financial Officer at Delta Galil, a global manufacturer and marketer of private label apparel products for men, women and children. In addition, Mr. Linko spent 12 years at Tommy Hilfiger, where he oversaw the financial operations as the Senior Vice President of Finance for Tommy Hilfiger North America.

Mr. Di Nardo joined the Company in March 1990. Upon earning his Juris Doctor in 1995, he was promoted to Counsel, and since has held roles of increasing responsibility within the legal department, most recently as Vice President — Deputy General Counsel. In December 2013, Mr. Di Nardo was promoted to his current position as Senior Vice President, General Counsel and Corporate Secretary. Mr. Di Nardo serves on the Board of Directors of the American Apparel & Footwear Association, and is a member of that organization's Executive Committee.

Mr. Higley joined the Company in March 1995 as Benefits Manager and has held various positions within the Human Resources department. From 2005 until assuming his current position in January 2013, Mr. Higley served as the Vice President of Human Resources. In his present role, he oversees corporate Human Resources in the US and Asia, which includes Workplace Solutions, Payroll, HRIS, Compensation and Benefits and general HR support. Mr. Higley began his career working at Chase Manhattan Bank followed by small regional banks as well as The Bank of New York prior to joining the Company.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock trades on the NYSE under the symbol KATE. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Period	High	Low
2014:
1st Quarter	$40.15	$27.56
2nd Quarter	39.20	31.69
3rd Quarter	40.45	25.95
4th Quarter	32.21	24.64
2013:
1st Quarter	$19.23	$12.45
2nd Quarter	22.84	18.44
3rd Quarter	26.01	22.58
4th Quarter	33.59	24.32

HOLDERS

On February 20, 2015, the closing sale price of our common stock was $33.88. As of February 20, 2015, the approximate number of record holders of common stock was 3,441.

DIVIDENDS

We did not pay any dividends during 2014 or 2013.

PERFORMANCE GRAPH
Comparison of Cumulative Five Year Return

	2009	2010	2011	2012	2013	2014

Kate Spade & Company	$100.00	$127.18	$153.29	$215.45	$563.23	$572.11

S&P SmallCap 600	100.00	126.31	127.59	148.42	209.74	221.81

S&P MidCap 400	100.00	126.64	124.45	146.69	195.84	214.97

New Benchmarking Group(a)	100.00	127.37	119.54	133.72	151.88	125.79

Prior Benchmarking Group(b)	100.00	135.41	128.75	175.99	221.23	224.70

(a)
The New Benchmarking Group consisted of Ann, Inc.; Express, Inc.; Guess?, Inc.; J.Crew Group, Inc.; lululemon athletica inc.; Michael Kors Holdings Limited; Tumi Holdings Inc.; Under Armour, Inc.; Urban Outfitters, Inc.; Vera Bradley, Inc.; and Vince Holding Corp.

(b)
The Prior Benchmarking Group consisted of Abercrombie & Fitch Co.; Aeropostale, Inc.; American Apparel, Inc.; American Eagle Outfitters, Inc.; Ann, Inc.; Bebe Stores, Inc.; Chico's FAS, Inc.; Coach, Inc.; Express, Inc.; Guess?, Inc.; Michael Kors Holdings Limited; New York & Company, Inc.; Pacific Sunwear of California, Inc.; Tumi Holdings Inc.; Urban Outfitters, Inc. and Wet Seal, Inc.

The line graph above compares the cumulative total stockholder return on the Company's Common Stock over a 5-year period with the return on (i) the Standard & Poor's SmallCap 600 Stock Index ("S&P SmallCap 600"); (ii) the Standard & Poor's MidCap 400 Stock Index ("S&P MidCap 400") (which the Company's shares became a part of on March 21, 2014); and (iii) two indices comprised of: (a) the previously designated compensation peer group (the "Prior Benchmarking Group") designated by the Board's Compensation Committee in consultation with its compensation consultants, against which executive compensation practices of the Company are compared and (b) the new compensation peer group (the "New Benchmarking Group") designated by the Compensation Committee in July 2014 in consultation with its compensation consultants, which reflects a total of five additions to and twelve deletions from the Prior Benchmarking Group. We have historically constructed our compensation benchmarking group based on companies with comparable products, revenue composition and size. We believe the New Benchmarking Group provides a more meaningful comparison in terms of comparable products, revenue composition and size in light of changes in the Company's operations of the past year.

In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at January 1, 2010 (the last trading day before the beginning of our 2010 fiscal year) and assume that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information about our purchases during the quarter ended January 3, 2015, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (In thousands)(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)(b)
October 5, 2014 — November 1, 2014	—	$—	—	$28,749
November 2, 2014 — December 6, 2014	—	—	—	28,749
December 7, 2014 — January 3, 2015	—	—	—	28,749

Total — 13 Weeks Ended January 3, 2015	—	$—	—	$28,749

(a)
Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company's shareholder-approved stock incentive plans.

(b)
The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company's Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company's stock. The ABL Facility currently restricts the Company's ability to repurchase stock.

Item 6.   Selected Financial Data.

The following table sets forth certain information regarding our results of operations and financial position and is qualified in its entirety by the Consolidated Financial Statements and notes thereto, which appear elsewhere herein.

	2014	2013	2012	2011	2010
(Amounts in thousands, except per common share data)
Net sales	$1,138,603	$803,371	$544,765	$569,820	$670,826
Gross profit	680,271	496,590	339,932	309,983	293,203
Operating income (loss)	33,472	20,215	(36,022)	(140,335)	(126,134)
Income (loss) from continuing operations(a)(b)	76,726	(32,165)	(52,687)	101,144	(164,328)
Net income (loss)(b)	159,160	72,995	(74,505)	(171,687)	(251,467)
Working capital	221,705	206,473	36,407	124,772	39,043
Total assets	926,338	977,511	902,523	950,004	1,257,659
Total debt	410,743	394,201	406,294	446,315	577,812
Total stockholders' equity (deficit)	199,611	(32,482)	(126,930)	(108,986)	(24,170)
Per common share data:
Basic
Income (loss) from continuing operations	0.61	(0.27)	(0.48)	1.07	(1.74)
Net income (loss)	1.26	0.60	(0.68)	(1.81)	(2.67)
Diluted
Income (loss) income from continuing operations	0.60	(0.27)	(0.48)	0.91	(1.74)
Net income (loss)	1.25	0.60	(0.68)	(1.35)	(2.67)
Weighted average shares outstanding, basic	126,264	121,057	109,292	94,664	94,243
Weighted average shares outstanding, diluted(c)	127,019	121,057	109,292	120,692	94,243

(a)
During 2014, 2013 and 2012, we recorded pretax charges of $42.0 million, $10.6 million and $43.2 million, respectively, related to our streamlining initiatives, which are discussed in Note 13 of Notes to Consolidated Financial Statements.

During 2013, we recorded a pretax non-cash impairment charge of $6.1 million related to our former investment in the Mexx business.

During 2014 and 2013, we recorded pretax non-cash impairment charges of $1.5 million and $3.3 million, respectively, in our Adelington Design Group segment related to the TRIFARI trademark.

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

(b)
During 2014, we recorded a net benefit of $87.4 million resulting from the reversal of reserves for uncertain tax positions due to the expiration of the related statutes of limitations.

(c)
Because we incurred losses from continuing operations in 2013, 2012 and 2010, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business/Segments

We operate our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of our kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iii) the licensed LIZ CLAIBORNE NEW YORK brand.

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

Macroeconomic challenges and uncertainty continue to dampen consumer spending; job growth remains inconsistent, with stagnating real wages in certain markets in which we operate; consumer retail traffic remains inconsistent and the retail environment remains promotional. In addition, as economic conditions improve in certain real estate markets in which we operate, the landlord community is requiring higher rents and occupancy costs. Furthermore, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. We will concentrate our investments on initiatives to further develop kate spade new york into a global lifestyle brand. We have established the following operating and financial goals as we focus our efforts on two axes of growth — geographic expansion and product category expansion: (i) continuing to drive top line growth by expanding certain product categories, opening new retail locations in North America, Japan and Europe and launching additional e-commerce platforms in Europe; (ii) accelerating growth in Greater China through newly formed joint ventures that are expected to leverage the expertise of our new joint venture partner and the global demand for our products; (iii) maximizing licensing opportunities to expand product categories and grow margins; (iv) extending our use of capital efficient partnerships in selected geographies; (v) driving quality of sale initiatives with continued moderation of promotions across channels and increased marketing to support those efforts; and (vi) increase investments in marketing that leverage Customer Relationship Management ("CRM") capability and focus on acquiring new full price customers.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under "Statement Regarding Forward-Looking Statements" and "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

Recent Developments and Operational Initiatives

In the first quarter of 2015, we entered a global licensing agreement with Fossil Group, Inc. for the design, development and distribution of kate spade new york watches through 2025, with the first collection of watches designed, developed and distributed in collaboration with us to launch in 2016.

In February 2014, we reacquired the existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited ("Globalluxe") for $32.3 million and we announced that in the first quarter of 2015 we expect to:

  •
  acquire the 60.0% interest in KS China Co., Limited ("KSC") currently owned by E-Land Fashion China Holdings, Limited for $36.0 million, including a contract termination payment of approximately $26.0 million; and

  •
  convert the reacquired businesses in Hong Kong, Macau and Taiwan and the KATE SPADE business in China into 50.0% owned joint ventures with Walton Brown, a subsidiary of The Lane Crawford Joyce Group ("LCJG"), a leading luxury retail, brand management and distribution company in Asia, and receive $21.0 million from LCJG for their interests in the joint ventures, subject to adjustments.

On January 29, 2015, we announced that we will be absorbing key elements of KATE SPADE SATURDAY's success into kate spade new york and discontinuing KATE SPADE SATURDAY as a standalone business. We also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, KATE SPADE SATURDAY's 16 Company-owned and three partnered store locations are expected to be closed during the first half of 2015. We will also close JACK SPADE's 12 Company-owned stores during the first half of 2015. KATE SPADE SATURDAY's e-commerce site will remain active during the wind-down phase until the label is incorporated and reintroduced into the kate spade new york brand. We expect total restructuring charges of $32.0 – $39.0 million relating to these actions, including: (i) estimated contract assignment and termination costs of $21.0 – $25.0 million; (ii) estimated employee-related costs (including severance) of $4.0 – $5.0 million; and (iii) non-cash asset impairment charges of $7.0 – $9.0 million.

In the fourth quarter of 2014, we launched the UK KATE SPADE e-commerce website.

On February 3, 2014, we completed the sale of 100.0% of the capital stock of Lucky Brand Dungarees, Inc. ("Lucky Brand") to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million Lucky Brand Note (the "Lucky Brand Note") issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC ("Lucky Brand LLC") at closing, subject to working capital and other adjustments.

The Lucky Brand Note matures in February 2017 and is guaranteed by substantially all of Lucky Brand LLC's subsidiaries. The Lucky Brand Note is secured by a second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC's asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year in equal monthly increments and bears cash interest of $8.0 million per year, payable semiannually in arrears. The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without our consent. Under a transition services agreement with Lucky Brand LLC, we are required to provide Lucky Brand LLC with certain transitional services, such as IT support, accounting services, tax services and other services that were provided at the corporate level while Lucky Brand was owned by us. The services are being provided for up to a maximum of two years from the closing date, subject to earlier termination of the various services by Lucky Brand LLC.

On November 6, 2013, we sold the Juicy Couture brandname and related intellectual property assets (the "Juicy Couture IP") the Juicy Couture IP to an affiliate of Authentic Brands Group ("ABG") for a total purchase price of $195.0 million (an additional payment may be payable to us in an amount of up to $10.0 million if certain conditions regarding future performance are achieved). The Juicy Couture IP was licensed back to us to accommodate the wind-down of operations, which was substantially completed in the second quarter of 2014. We paid guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On April 7, 2014, we sold our Juicy Couture business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments.

On November 19, 2013, we entered into an agreement to terminate the lease of our Juicy Couture flagship store on Fifth Avenue in New York City in exchange for a $51.0 million payment. On May 15, 2014, we surrendered such premises to the landlord and received proceeds of $45.8 million (net of taxes and fees), in addition to $5.0 million previously received.

Debt and Liquidity Enhancements

In May 2014, we terminated our prior revolving credit agreement and completed a fourth amendment to and restatement of our revolving credit facility (as amended to date, the "ABL Facility"), which extended the maturity date of the facility to May 2019. Availability under the ABL Facility is in an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of our eligible cash, accounts receivable and inventory.

On April 10, 2014, we entered into a term loan credit agreement (the "Term Loan Credit Agreement"), which provides for term loans in an aggregate principal amount of $400.0 million (collectively the "Term Loan") maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%)

plus 3.0% per annum, payable in cash. We drew on the Term Loan on May 12, 2014 and used $354.8 million of the net proceeds of $392.0 million to redeem all of our remaining outstanding Senior Notes. See "Financial Position, Liquidity and Capital Resources."

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

Our cost reduction efforts have included tighter controls surrounding discretionary spending and streamlining initiatives that have included rationalization of distribution centers and office space and staff reductions, including consolidation of certain support functions. We expect that our streamlining initiatives will provide long-term cost savings. We will also continue to closely manage spending, with 2015 capital expenditures expected to be approximately $75.0 million, compared to $100.0 million in 2014.

For a discussion of certain risks relating to our recent initiatives, see "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented.

2014 Overall Results

Our 2014 results reflected:

  •
  Net sales growth in our KATE SPADE North America segment;

  •
  Net sales growth in our KATE SPADE International segment, reflecting increases across all geographies in the segment and $26.3 million of incremental net sales from the acquisition of the KATE SPADE businesses in Southeast Asia; and

  •
  Reduced net sales and gross profit in our Adelington Design Group segment, primarily related to the LIZWEAR, LIZ CLAIBORNE NEW YORK and private label jewelry businesses.

During 2014, we recorded the following pretax items:

  •
  Expenses associated with our streamlining initiatives of $42.0 million;

  •
  A $16.9 million loss on the extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the Term Loan;

  •
  Additional inventory charges of $7.9 million as a result of our decision to exit KATE SPADE SATURDAY as a standalone business and close our JACK SPADE retail stores; and

  •
  A non-cash impairment charge of $1.5 million in our Adelington Design Group segment related to our trademark for the TRIFARI brand.

Our 2013 results reflected:

  •
  Significant net sales growth in both KATE SPADE North America and KATE SPADE International, reflecting organic growth and the inclusion of Kate Spade Japan Co., Ltd. ("KSJ") net sales in our results for the entire year in 2013, compared to two months in 2012; and

  •
  Reduced net sales and gross profit in our Adelington Design Group segment, primarily related to the licensed LIZ CLAIBORNE brands.

During 2013, we recorded the following pretax items:

  •
  A non-cash impairment charge of $3.3 million in our Adelington Design Group segment related to our trademark for the TRIFARI brand;

  •
  A $6.1 million impairment charge related to our former investment in the Mexx business;

  •
  A $1.7 million net loss on the extinguishment of debt in connection with the conversion of $19.9 million of our Convertible Notes into 5.6 million shares of our common stock; and

  •
  Expenses associated with our streamlining initiatives of $10.6 million and charges primarily associated with other exiting activities of $2.8 million.

  Net Sales

Net sales in 2014 were $1.139 billion, an increase of $335.2 million or 41.7%, compared to 2013 net sales of $803.4 million, including an estimated $18.4 million increase in net sales resulting from the inclusion of an additional week in 2014. Net sales increased in our KATE SPADE North America and KATE SPADE International segments, partially offset by a decline in net sales within our Adelington Design Group segment.

  Gross Profit and Income (Loss) from Continuing Operations

Gross profit in 2014 was $680.3 million, an increase of $183.7 million compared to 2013, primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 61.8% in 2013 to 59.7% in 2014, primarily reflecting: (i) additional inventory charges of $7.9 million in 2014 as a result of our decision to exit KATE SPADE SATURDAY as a standalone business and close our JACK SPADE retail stores; (ii) a more promotional retail environment; (iii) a change in mix in our KATE SPADE North America segment related to accelerating outlet store openings in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio; (iv) foreign currency pressure on our operations in Japan; and (v) the impact of off-price sales associated with the liquidation of excess KATE SPADE SATURDAY launch year inventory.

We recorded income from continuing operations of $76.7 million in 2014, as compared to a loss from continuing operations of $(32.2) million in 2013. Income from continuing operations in 2014 includes an income tax benefit of $84.3 million, which reflects a net $87.4 million reduction in the reserve for uncertain tax positions due to the expiration of the related statutes of limitations. The remaining year-over-year change primarily reflected: (i) an increase in gross profit; (ii) a decrease in Interest expense, net; (iii) the absence in 2014 of an impairment of cost investment of $6.1 million that was incurred in 2013; (iv) an increase in Selling, general & administrative expenses ("SG&A"), including charges related to streamlining initiatives, brand-exiting activities and acquisition related costs; and (v) a loss on extinguishment of debt of $16.9 million in 2014 compared to $1.7 million in 2013.

  Balance Sheet

We ended 2014 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $226.7 million as compared to $264.0 million at year-end 2013. The $37.3 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $141.0 million primarily from the disposition of the Lucky Brand business; (ii) the funding of $100.0 million of capital and in-store shop expenditures over the last 12 months; (iii) the receipt of proceeds of $41.9 million from the exercise of stock options; (iv) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; and (v) the use of $33.5 million in cash from other activities of our discontinued operations over the past 12 months. We also generated $44.6 million of cash from continuing operating activities over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

2014 vs. 2013

The following table sets forth our operating results for the year ended January 3, 2015 (53 weeks), compared to the year ended December 28, 2013 (52 weeks):

	Fiscal Years Ended
			Variance
	January 3, 2015	December 28, 2013
			$	%
Dollars in millions
Net Sales	$1,138.6	$803.4	$335.2	41.7%
Gross Profit	680.3	496.6	183.7	37.0%
Selling, general & administrative expenses	645.3	473.1	(172.2)	(36.4)%
Impairment of intangible assets	1.5	3.3	1.8	53.5%

Operating Income	33.5	20.2	13.3	65.6%
Other expense, net	(4.0)	(2.1)	(1.9)	(95.6)%
Impairment of cost investment	—	(6.1)	6.1	*
Loss on extinguishment of debt	(16.9)	(1.7)	(15.2)	*
Interest expense, net	(20.2)	(47.1)	26.9	57.1%
Benefit for income taxes	(84.3)	(4.6)	79.7	*

Income (Loss) from Continuing Operations	76.7	(32.2)	108.9	*
Discontinued operations, net of income taxes	82.5	105.2	(22.7)	(21.6)%

Net Income	$159.2	$73.0	$86.2	*

*
Not meaningful.

Net Sales

Net sales for 2014 were $1.139 billion, an increase of $335.2 million or 41.7%, as compared to 2013 net sales of $803.4 million. Excluding the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 24.4% in the 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 21.6%. Including the additional week in 2014, comparable direct-to-consumer net sales, including e-commerce, increased by 25.9% in 2014; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 23.1%.

Net sales results for our segments are provided below:

  •
  KATE SPADE North America net sales were $891.8 million, a 49.2% increase compared to 2013.

  We ended 2014 with 108 specialty retail stores and 58 outlet stores, reflecting the net addition over the last 12 months of 20 specialty retail stores and 16 outlet stores. Key operating metrics for our North America retail operations included the following:

  –
  Average retail square footage in 2014 was approximately 315 thousand square feet, a 42.9% increase compared to 2013; and

  –
  Sales productivity was $1,437 per average square foot in 2014, as compared to $1,234 for 2013.

  The store counts at the end of 2014 included 15 specialty retail stores and 1 outlet store for KATE SPADE SATURDAY and JACK SPADE with average retail square footage in 2014 of 20 thousand square feet.

  •
  KATE SPADE International net sales were $213.6 million, a 46.9% increase compared to 2013, reflecting increases across all geographies in the segment. Net sales included $23.1 million of incremental net sales from the acquisition of the KATE SPADE businesses in Southeast Asia.

  We ended 2014 with 42 specialty retail stores, 15 outlet stores and 54 concessions, reflecting the net addition over the last 12 months of 6 specialty retail stores, 5 outlet stores and 9 concessions and the acquisition of 6 specialty retail stores, 2 concessions and 1 outlet store. Key operating metrics for our International retail operations included the following:

  –
  Average retail square footage, including concessions, in 2014 was approximately 94 thousand square feet, a 34.4% increase compared to 2013; and

  –
  Sales productivity was $1,711 per average square foot in 2014, as compared to $1,536 for 2013.

  The store counts at the end of 2014 included 16 specialty retail stores, 5 concessions and 2 outlets for KATE SPADE SATURDAY, JACK SPADE and Hong Kong, Macau and Taiwan with average retail square footage in 2014 of 22 thousand square feet.

  •
  Adelington Design Group net sales were $33.3 million, a decrease of $27.0 million, or 44.8%, compared to 2013, reflecting the following:

  –
  An $8.2 million decrease related to the LIZWEAR brand;

  –
  An $8.2 million decrease related to the LIZ CLAIBORNE and MONET brands;

  –
  A net $7.4 million decrease related to the LIZ CLAIBORNE NEW YORK and private label jewelry businesses; and

  –
  A $3.2 million decrease primarily related to the expiration of our former Dana Buchman brand supplier agreement in October 2013.

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

Gross Profit

Gross profit in 2014 was $680.3 million (59.7% of net sales), compared to $496.6 million (61.8% of net sales) in 2013. The increase in gross profit was primarily due to increased net sales in our KATE SPADE

North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group segment. Our gross profit rate decreased from 61.8% in 2013 to 59.7% in 2014, primarily reflecting: (i) additional inventory charges of $7.9 million in 2014 as a result of our decision to exit KATE SPADE SATURDAY as a standalone business and close our JACK SPADE retail stores; (ii) a more promotional retail environment; (iii) a change in mix in our KATE SPADE North America segment related to accelerating outlet store openings in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio; (iv) foreign currency pressure on our operations in Japan; and (v) the impact of off-price sales associated with the liquidation of excess KATE SPADE SATURDAY launch year inventory.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $172.2 million, or 36.4%, to $645.3 million in 2014 compared to 2013. The change in SG&A reflected the following:

  •
  A $106.4 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased e-commerce fees and advertising expenses;

  •
  A $49.1 million increase in SG&A in our KATE SPADE International segment, primarily related to direct-to-consumer expansion, reflecting: (i) increased rent, concession fees and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased advertising expenses. The increase also included incremental SG&A associated with the KATE SPADE businesses in Southeast Asia;

  •
  A $26.6 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;

  •
  A $5.9 million decrease associated with reduced costs at our Adelington Design Group segment; and

  •
  A $4.0 million decrease in expenses related principally to distribution functions that were included in the Juicy Couture and Lucky Brand historical results, but are not directly attributable to Juicy Couture or Lucky Brand and therefore, have not been included in discontinued operations.

SG&A as a percentage of net sales was 56.7%, compared to 58.9% in 2013.

Impairment of Intangible Assets

In 2014 and 2013, we recorded non-cash impairment charges of $1.5 million and $3.3 million, respectively, in our Adelington Design Group segment related to our trademark for the TRIFARI brand.

Operating Income

Operating income for 2014 was $33.5 million (2.9% of net sales), compared to $20.2 million (2.5% of net sales) in 2013.

Other Expense, Net

Other expense, net amounted to $4.0 million in 2014 and $2.1 million in 2013. Other expense, net consisted primarily of (i) foreign currency transaction gains and losses and (ii) equity in the losses of KSC.

Impairment of Cost Investment

In 2013, we recorded a $6.1 million impairment charge related to our former investment in the Mexx business.

Loss on Extinguishment of Debt

In 2014, we recorded a $16.9 million loss on the extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan. In 2013, we recorded a $1.7 million loss on the extinguishment of debt in connection with the conversion of $19.9 million of our 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") into 5.6 million shares of our common stock.

Interest Expense, Net

Interest expense, net was $20.2 million in 2014, as compared to $47.1 million in 2013, primarily reflecting (i) a net decrease of $13.0 million in interest expense due to the refinancing of the Senior Notes with the net proceeds from the Term Loan in the second quarter of 2014; (ii) the recognition of $11.3 million of interest income in 2014 related to the Lucky Brand Note; (iii) a decrease of $3.1 million related to reduced borrowings under the ABL Facility and the extinguishment of the Convertible Notes; and (iv) a $2.3 million write-off of deferred financing fees in 2014 as a result of a reduction in the size of our ABL Facility.

Benefit for Income Taxes

In 2014 and 2013, we recorded a benefit for income taxes of $84.3 million and $4.6 million, respectively. The income tax benefits reflected refunds from certain tax jurisdictions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. In addition to those items, the 2014 benefit for income taxes included a net $87.4 million reduction in the reserve for uncertain tax positions, resulting from the expiration of the related statutes of limitations. We did not record income tax benefits for substantially all losses incurred during 2014 and 2013, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations in 2014 was $76.7 million, or 6.7% of net sales, compared to $(32.2) million in 2013, or (4.0)% of net sales. Earnings per share ("EPS"), basic from continuing operations was $0.61 in 2014 and $(0.27) in 2013. EPS, diluted from continuing operations was $0.60 in 2014 and $(0.27) in 2013.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in 2014 was $82.5 million, reflecting a gain on disposal of discontinued operations of $130.0 million and a $(47.5) million loss from discontinued operations. Income from discontinued operations in 2013 was $105.2 million, reflecting a gain on disposal of discontinued operations of $143.4 million and a $(38.2) million loss from discontinued operations. EPS, basic and diluted, from discontinued operations was $0.65 in 2014 and $0.87 in 2013.

Net Income

Net income in 2014 was $159.2 million, compared to $73.0 million in 2013. EPS, basic was $1.26 in 2014 and 0.60 in 2013. EPS, diluted was $1.25 in 2014 and $0.60 in 2013.

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

Segment Adjusted EBITDA for our reportable segments are provided below.

	Fiscal Years Ended		Variance
	January 3, 2015	December 28, 2013	$	%
In thousands
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$143,009	$70,250	$72,759	103.6%
KATE SPADE International(a)	810	(815)	1,625	*
Adelington Design Group	4,092	12,008	(7,916)	(65.9)%
Other(b)	(940)	(4,334)	3,394	78.3%

Total Reportable Segments Adjusted EBITDA	146,971	77,109
Depreciation and amortization, net(b)	(48,441)	(35,088)
Charges due to streamlining initiatives(c), brand-exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net	(30,371)	(15,716)
Share-based compensation(d)	(37,270)	(7,269)
Equity loss included in Reportable Segments Adjusted EBITDA	2,583	1,179

Operating Income	33,472	20,215
Other expense, net(a)	(4,033)	(2,062)
Impairment of cost investment	—	(6,109)
Loss on extinguishment of debt	(16,914)	(1,707)
Interest expense, net	(20,178)	(47,065)
Benefit for income taxes	(84,379)	(4,563)

Income (Loss) from Continuing Operations	$76,726	$(32,165)

*
Not meaningful.

(a)
Amounts include equity in the losses of our equity method investee of $2.6 million and $1.2 million in 2014 and 2013, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.

(d)
Includes share-based compensation expense of $17.3 million and $2.8 million in 2014 and 2013, respectively, that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments for the years ended January 3, 2015 and December 28, 2013 follows:

  •
  KATE SPADE North America Adjusted EBITDA for 2014 was $143.0 million (16.0% of net sales), compared to $70.3 million (11.8% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses, e-commerce fees and advertising expenses.

  •
  KATE SPADE International Adjusted EBITDA for 2014 was $0.8 million (0.4% of net sales), compared to $(0.8) million ((0.6)% of net sales) in 2013. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent, concession fees and other store operating expenses, payroll related expenses and advertising expenses. KATE SPADE International Adjusted EBITDA in 2014 included $2.8 million of incremental Adjusted EBITDA from the acquisition of the KATE SPADE businesses in Southeast Asia.

  •
  Adelington Design Group Adjusted EBITDA for 2014 was $4.1 million (12.3% of net sales), compared to Adjusted EBITDA of $12.0 million (19.9% of net sales) in 2013. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

2013 vs. 2012

The following table sets forth our operating results for the year ended December 28, 2013 (52 weeks), compared to the year ended December 29, 2012 (52 weeks):

	Fiscal Years Ended
			Variance
	December 28, 2013	December 29, 2012
Dollars in millions			$	%
Net Sales	$803.4	$544.8	$258.6	47.5%
Gross Profit	496.6	339.9	156.7	46.1%
Selling, general & administrative expenses	473.1	375.9	(97.2)	(25.8)%
Impairment of intangible asset	3.3	—	(3.3)	*

Operating Income (Loss)	20.2	(36.0)	56.2	*
Other expense, net	(2.1)	(0.3)	(1.8)	*
Impairment of cost investment	(6.1)	—	(6.1)	*
Gain on acquisition of subsidiary	—	40.1	(40.1)	*
Loss on extinguishment of debt	(1.7)	(9.8)	8.1	82.5%
Interest expense, net	(47.1)	(51.6)	4.5	8.8%
Benefit for income taxes	(4.6)	(4.9)	(0.3)	(8.0)%

Loss from Continuing Operations	(32.2)	(52.7)	20.5	39.0%
Discontinued operations, net of income taxes	105.2	(21.8)	127.0	*

Net Income (Loss)	$73.0	$(74.5)	$147.5	*

*
Not meaningful.

Net Sales

Net sales for 2013 were $803.4 million, an increase of $258.6 million or 47.5%, as compared to 2012 net sales of $544.8 million. Comparable direct-to-consumer net sales, including e-commerce, increased by 28.2% in 2013; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 16.3%.

Net sales results for our segments are provided below:

  •
  KATE SPADE North America net sales were $597.7 million, a 45.3% increase compared to 2012.

  We ended 2013 with 88 specialty retail stores and 42 outlet stores, reflecting the net addition over the last 12 months of 30 specialty retail stores and 10 outlet stores. Key operating metrics for our North America retail operations included the following:

  –
  Average retail square footage in 2013 was approximately 220 thousand square feet, a 33.1% increase compared to 2012; and

  –
  Sales productivity was $1,234 per average square foot as compared to $1,114 for 2012.

  •
  KATE SPADE International net sales were $145.4 million, a 188.4% increase compared to 2012, reflecting increases across all geographies in the segment. The acquisition of KSJ resulted in a $79.3 million increase in net sales in 2013 compared to 2012.

  We ended with 30 specialty retail stores, 9 outlet stores and 43 concessions, reflecting the net addition over the last 12 months of 7 specialty retail stores, 1 outlet store and 11 concessions. Key operating metrics for our International retail operations included the following:

  –
  Average retail square footage, including concessions, in 2013 was approximately 70 thousand square feet, a 196.2% increase compared to 2012; and

  –
  Sales productivity was $1,536 per average square foot as compared to $963 for 2012.

  •
  Adelington Design Group net sales were $60.2 million, a decrease of $22.6 million, or 27.3%, compared to 2011, reflecting the following:

  –
  A net $12.5 million decrease primarily related to the LIZWEAR and LIZ CLAIBORNE NEW YORK;

  –
  A $6.6 million decrease related to our former licensed DKNY® Jeans brand, our former Dana Buchman brand and other brands that have been licensed or exited; and

  –
  A $3.5 million decrease in the wholesale non-apparel operations of our private label jewelry business and our TRIFARI brand.

Gross Profit

Gross profit in 2013 was $496.6 million (61.8% of net sales), compared to $339.9 million (62.4% of net sales) in 2012. The increase in gross profit is primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments, partially offset by decreased net sales in our Adelington Design Group. Our gross profit rate decreased from 62.4% in 2012 to 61.8% in 2013, primarily reflecting a more promotional retail environment.

Selling, General & Administrative Expenses

SG&A increased $97.2 million, or 25.8%, to $473.1 million in 2013 compared to 2012. The change in SG&A reflected the following:

    •
    A $55.2 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased e-commerce fees and advertising expenses; (ii) increased compensation related expenses; and (iii) increased rent and other store operating expenses. The increase also included incremental SG&A associated the launch of KATE SPADE SATURDAY.

    •
    A $76.6 million increase in SG&A in our KATE SPADE International segment, primarily related to direct-to-consumer expansion reflecting: (i) incremental SG&A associated with KSJ; (ii) increased compensation related expenses; (iii) increased rent and other store operating expenses; and (iv) increased e-commerce fees and advertising expenses.

    •
    A $32.4 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs; and

    •
    A $2.2 million decrease in SG&A in our Adelington Design Group primarily related to a decrease in compensation related costs and advertising expenses.

SG&A as a percentage of net sales was 58.9% in 2013, compared to 69.0% in 2012.

Impairment of Intangible Asset

In 2013, we recorded a $3.3 million non-cash impairment charge in our Adelington Design Group segment related to the TRIFARI trademark.

Operating Income (Loss)

Operating income for 2013 was $20.2 million (2.5% of net sales), compared to an operating loss of $(36.0) million ((6.6)% of net sales) in 2012.

Other Expense, Net

Other expense, net amounted to $2.1 million in 2013 and $0.3 million in 2012. Other expense, net consists primarily of (i) foreign currency transaction gains and losses; and (ii) equity in the earnings of our equity investees.

Impairment of Cost Investment

In 2013, we recorded a $6.1 million impairment charge related to our former investment in the Mexx business.

Gain on Acquisition of Subsidiary

In 2012, we recorded a $40.1 million gain on the acquisition of KSJ, resulting from the adjustment of our pre-existing 49.0% interest in KSJ to estimated fair value.

Loss on Extinguishment of Debt

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

Interest Expense, Net

Interest expense, net decreased to $47.1 million in 2013 from $51.6 million in 2012, primarily reflecting a decrease of $7.0 million in interest expense on the Euro Notes and Convertible Notes and a $4.2 million decrease related to the amortization of deferred financing fees, partially offset by an increase of $6.7 million in interest expense related to the Senior Notes and ABL Facility.

Benefit for Income Taxes

In 2013 and 2012, we recorded a benefit for income taxes of $4.6 million and $4.9 million, respectively. The income tax benefit primarily represented refunds from certain tax jurisdictions and a reduction in the reserve for uncertain tax positions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. We did not record income tax benefits for substantially all losses incurred during 2013 and 2012, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

Loss from Continuing Operations

Loss from continuing operations in 2013 was $(32.2) million, or (4.0)% of net sales, compared to $(52.7) million in 2012, or (9.7)% of net sales. EPS, basic and diluted, from continuing operations was $(0.27) in 2013 and $(0.48) in 2012.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in 2013 was $105.2 million, reflecting a gain on disposal of discontinued operations of $143.4 million and a $(38.2) million loss from discontinued operations in 2013. Loss from discontinued operations of $(21.8) million in 2012 reflected a loss of $(9.6) million from discontinued operations and a loss on disposal of discontinued operations of $(12.2) million in 2012. EPS, basic and diluted, from discontinued operations was $0.87 in 2013 and $(0.20) in 2012.

Net Income (Loss)

Net income (loss) in 2013 was $73.0 million, compared to $(74.5) million in 2012. EPS, basic and diluted, was $0.60 in 2013 and $(0.68) in 2012.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments are provided below.

	Fiscal Years Ended
			Variance
	December 28, 2013	December 29, 2012
In thousands			$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$70,250	$24,924	$45,326	181.9%
KATE SPADE International(a)	(815)	3,454	(4,269)	(123.6)%
Adelington Design Group	12,008	17,694	(5,686)	(32.1)%
Other(b)	(4,334)	(4,332)	(2)	—

Total Reportable Segments Adjusted EBITDA	77,109	41,740
Depreciation and amortization, net(b)	(35,088)	(25,641)
Charges due to streamlining initiatives(c), brand-exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net	(15,716)	(46,455)
Share-based compensation(d)	(7,269)	(6,911)
Equity loss included in Reportable Segments Adjusted EBITDA	1,179	1,245

Operating Income (Loss)	20,215	(36,022)
Other expense, net(a)	(2,062)	(325)
Impairment of cost investment	(6,109)	—
Gain on acquisition of subsidiary	—	40,065
Loss on extinguishment of debt	(1,707)	(9,754)
Interest expense, net	(47,065)	(51,612)
Benefit for income taxes	(4,563)	(4,961)

Loss from Continuing Operations	$(32,165)	$(52,687)

(a)
Amounts include equity in the losses of equity method investees of $1.2 million in 2013 and 2012, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.

(d)
Includes share-based compensation expense of $2.8 million in 2013 that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments for 2013 and 2012 follows:

  •
  KATE SPADE North America Adjusted EBITDA in 2013 was $70.3 million (11.8% of net sales), compared to $24.9 million (6.1% of net sales) in 2012. The period-over-period increase reflected an increase in gross profit, partially offset by an increase in SG&A related to direct-to-consumer expansion, the launch of KATE SPADE SATURDAY and the impact of costs associated with defending the KATE SPADE SATURDAY trademark.

  •
  Kate Spade International Adjusted EBITDA in 2013 was $(0.8) million ((0.6)% of net sales), compared to Adjusted EBITDA of $3.5 million (6.9% of net sales) in 2012. The decrease in Adjusted EBITDA reflected an increase in SG&A related to direct-to-consumer expansion, partially offset by an increase in gross profit.

  •
  Adelington Design Group Adjusted EBITDA in 2013 was $12.0 million (19.9% of net sales), compared to Adjusted EBITDA of $17.7 million (21.4% of net sales) in 2012. The decrease in Adjusted EBITDA reflected reduced gross profit and SG&A related to brands that have been exited, as discussed above.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund outstanding liabilities and remaining efforts associated with our streamlining initiatives and dispositions, including contract termination costs, employee related costs and other costs associated with the exit of KATE SPADE SATURDAY and the closure of the JACK SPADE retail stores, as well as any remaining costs associated with the sale of the Juicy Couture IP and Lucky Brand; (iv) invest in our information systems; (v) fund operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

Sources and Uses of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

Term Loan. On April 10, 2014, we entered into the Term Loan Credit Agreement, which provides for term loans in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan was funded on May 12, 2014, and we used $354.8 million of the net proceeds of $392.0 million from the Term Loan to redeem all of our remaining outstanding Senior Notes on May 12, 2014, as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of our restricted subsidiaries (the "Guarantors"), which include (i) all of our existing material domestic restricted subsidiaries, (ii) all of our future wholly owned restricted subsidiaries (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all of our future non-wholly owned restricted subsidiaries that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

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

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on our KATE SPADE trademarks and certain related rights owned by us and the Guarantors (the "Term Priority Collateral") and (ii) by a second-priority security interest in our and the Guarantors' other assets (the "ABL Priority Collateral" and together with the Term Priority Collateral, the "Collateral"), which secure our ABL Facility on a first-priority basis.

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

The Term Loan Credit Agreement limits our and our restricted subsidiaries' ability to, among other things, incur indebtedness, make dividend payments or other restricted payments, create liens, sell assets (including securities of our restricted subsidiaries), permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries, enter into certain types of transactions with shareholders and affiliates and enter into mergers, consolidations or sales of all or substantially all of our assets, in each case subject to certain designated exceptions and qualifications. The Term Loan Credit Agreement also contains certain affirmative covenants and events of default that are customary for credit agreements governing term loans.

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

The ABL Facility limits our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, create liens, undergo certain fundamental changes, make investments, sell certain assets, enter into hedging transactions, make restricted payments and pay certain indebtedness, enter into transactions with affiliates, permit certain restrictions on dividends and transfers of assets by our restricted subsidiaries and enter into sale and leaseback transactions. These covenants are subject to important exceptions and qualifications, and many of the covenants are subject to an exception based on meeting the fixed charge coverage ratio and/or certain minimum availability tests. The ABL Facility also contains representations and warranties (some of which are brought down to the time of each borrowing made), affirmative covenants and events of default that are customary for asset-based revolving credit agreements. In addition, the terms and conditions of the ABL Facility: (i) provide for a decrease in fees and interest rates compared to our previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability), (ii) require us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) require us to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

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

Cash and Debt Balances. We ended 2014 with $184.0 million in cash and cash equivalents, compared to $130.2 million at the end of 2013 and with $410.7 million of debt outstanding, compared to $394.2 million at the end of 2013. The $37.3 million decrease in our net debt primarily reflected: (i) the receipt of net proceeds of $141.0 million primarily from the disposition of Lucky Brand; (ii) the funding of $100.0 million of capital and in-store shop expenditures over the last 12 months; (iii) the receipt of proceeds of $41.9 million from the exercise of stock options; (iv) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; and (v) the use of $33.5 million in cash from other activities of our discontinued operations over the past 12 months. We also generated $44.6 million in cash from continuing operations over the past 12 months.

Accounts Receivable increased $0.5 million, or 0.6%, at year-end 2014 compared to year-end 2013, primarily due an increase in KATE SPADE accounts receivable due to increased wholesale sales, offset by the wind-down of the Juicy Couture operations.

Inventories decreased $26.4 million, or 14.3% at year-end 2014 compared to year-end 2013, primarily due to the wind-down of the Juicy Couture operations and inventory charges incurred in 2014 related to our decision to exit KATE SPADE SATURDAY as a standalone business and close JACK SPADE retail stores, partially offset by an increase in kate spade new york inventory.

Borrowings under our ABL Facility peaked at $6.0 million during 2014, compared to a peak of $193.4 million in 2013. Outstanding borrowings were $6.0 million at January 3, 2015, compared to $3.0 million at December 28, 2013.

Net cash provided by (used in) operating activities of our continuing operations was $44.6 million in 2014, compared to $(33.2) million in 2013. This $77.8 million period-over-period change was primarily due to improved earnings in 2014 compared to 2013 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), partially offset by a decrease in working capital items. The operating activities of our discontinued operations used $30.2 million of cash and provided $9.2 million of cash in the fiscal years ended January 3, 2015 and December 28, 2013, respectively.

Net cash used in investing activities of our continuing operations was $(134.6) million in 2014, compared to $(49.2) million in 2013. Net cash used in investing activities in 2014 reflected: (i) the use of $100.0 million for capital and in-store shop expenditures; (ii) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe; and (iii) the use of $2.4 million for investments in and advances to KSC. Net cash used in investing activities in 2013 primarily reflected: (i) the use of $67.6 million for capital and in-store shop expenditures; (ii) the receipt of net proceeds from the sale of property and equipment of $20.3 million; (iii) the use of $5.5 million for investments in and advances to KSC; and (iv) the receipt of proceeds of $4.0 million from the disposition of our investment in Mexx Lifestyle, B.V. The investing activities of our discontinued operations provided $137.8 million and $143.3 million during the fiscal years ended January 3, 2015 and December 28, 2013, respectively.

Net cash provided by financing activities was $40.6 million in 2014, compared to $6.1 million in 2013. The $34.5 million period-over-period change primarily reflected: (i) the receipt of proceeds of $398.0 million from the issuance of the Term Loan; (ii) the use of $390.7 million for the redemption of the Senior Notes; (iii) an increase in proceeds from the exercise of stock options of $37.1 million; and (iv) the receipt of net proceeds of $8.7 million from the sale-leaseback of our North Bergen, NJ office building in 2013.

Commitments and Capital Expenditures

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited ("Li & Fung") acts as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying/sourcing agent. We are obligated to use Li & Fung as our buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. Our agreement with Li & Fung is not exclusive; however, we are required to source a specified percentage of product purchases from Li & Fung.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 185 such leases. As of January 3, 2015, the future aggregate payments under these leases amounted to $152.0 million and extended to various dates through 2025.

On December 3, 2014, Mexx Canada Company filed for bankruptcy protection from its creditors under Canadian bankruptcy laws. Although an inactive and insolvent subsidiary of ours may be secondarily liable under approximately 60 leases that were assigned to Mexx Canada Company in connection with the disposal of the Mexx business, we do not currently believe that these circumstances will require payments by us for liabilities under the leases. However, these are recent developments and the amount of our potential liability, if any, with respect to these leases cannot be determined at this time.

In the first quarter of 2015, we agreed to acquire to E-Land's 60% interest in KSC for an aggregate payment of $36.0 million, comprised of approximately $10.0 million to acquire E-Land's interest in KSC and approximately $26.0 million to terminate related contracts (see Note 23 of Notes to Consolidated Financial Statements).

Our 2015 capital expenditures are expected to be approximately $75.0 million, compared to $100.0 million in 2014. These expenditures primarily relate to our plan to open 25-30 retail stores globally in 2015, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with cash provided by operating activities and our ABL Facility.

The following table summarizes as of January 3, 2015 our contractual cash obligations by future period (see Notes 1, 9, 10 and 23 of Notes to Consolidated Financial Statements):

	Payments Due by Period
Contractual cash obligations *	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
(In millions)
Operating lease commitments	$65.4	$119.9	$106.1	$194.9	$486.3
Capital lease obligations	1.9	4.2	4.4	13.1	23.6
Inventory purchase commitments	156.4	—	—	—	156.4
Term Loan	4.0	8.0	8.0	378.0	398.0
Interest on Term Loan(a)	16.2	31.6	31.0	19.4	98.2
Revolving credit facility	—	—	6.0	—	6.0
Pension withdrawal liability(b)	4.9	2.2	—	—	7.1

Total	$248.8	$165.9	$155.5	$605.4	$1,175.6

*
The table above does not include any amounts for assigned leases and amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions as we have not yet entered into substantive settlement discussions with taxing authorities.

(a)
Interest is calculated at 4.0% per annum.

(b)
Includes interest of $0.3 million.

Debt consisted of the following:

In thousands	January 3, 2015	December 28, 2013
10.5% Senior Secured Notes(a)	$—	$382,209
Term Loan credit facility(a)(b)	396,158	—
Revolving credit facility	6,000	2,997
Capital lease obligations	8,585	8,995

Total debt	$410,743	$394,201

(a)
The Senior Notes were refinanced in the second quarter of 2014 with proceeds from the issuance of the Term Loan.

(b)
The balance as of January 3, 2015 included an unamortized debt discount of $1.8 million.

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

As of January 3, 2015, availability under our ABL Facility was as follows:

In thousands	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
ABL Facility(a)	$200,000	$249,832	$6,000	$13,140	$180,860	$160,860

(a)
Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of eligible cash, accounts receivable and inventory.

(b)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and may utilize foreign currency collars, options and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly of our KATE SPADE business in Japan. As of January 3, 2015, we had forward contracts maturing through March 2016 to sell 4.3 billion yen for $39.1 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of January 3, 2015, we had forward contracts to sell 4.0 billion yen for $33.4 million maturing through March 2015. Transaction gains of $4.5 million, $8.5 million and $1.0 million related to these derivative instruments for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively, were reflected within Other expense, net.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, intangible assets, goodwill, accrued expenses and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as an evaluation of economic conditions and the financial positions of our customers. For inventory, we review the aging and salability of our inventory and estimate the amount of inventory that we will not be able to sell in the normal course of business. This distressed inventory is written down to the expected recovery value to be realized through off-price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize various valuation methods to determine the fair value of acquired tangible and intangible assets. For inventory, the method uses the expected selling prices of finished goods. Intangible assets acquired are valued using a discounted cash flow model. Should any of the assumptions used in these projections differ significantly from actual results, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. For accrued expenses related to items such as employee insurance, workers' compensation and similar items, accruals are assessed based on outstanding obligations, claims experience and statistical trends; should these trends change significantly, actual results would likely be impacted. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect our financial condition or results of operations.

  Revenue Recognition

Revenue is recognized from our direct-to-consumer, wholesale and licensing operations. Retail store and e-commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company does not recognize revenue for estimated gift card breakage. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Retail store and e-commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. We do not recognize revenue for estimated gift card breakage. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

  Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be realized or settled. We also assess the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe it more likely than not that all or a portion of the deferred tax assets will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results within taxing jurisdictions, expectations of future taxable income, the carryforward periods available and other relevant factors. Changes in the required valuation allowance are recorded in income in the period such determination is made. Significant judgment is required in determining the worldwide provision for income taxes. Changes in estimates may create volatility in our effective tax rate in future periods for various reasons, including changes in tax laws or rates, changes in forecasted amounts and mix of pretax income (loss), settlements with various tax authorities, either favorable or unfavorable, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of a global business, the ultimate tax outcome is uncertain for many transactions. It is our policy to recognize the impact of an uncertain income tax position on our income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50.0% likelihood of being sustained. The tax provisions are analyzed periodically (at least quarterly) and adjustments are made as events occur that warrant adjustments to those provisions. We record interest expense and penalties payable to relevant tax authorities as income tax expense.

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

In 2014, we recorded a non-cash impairment charge of $1.5 million to reduce the carrying value of the TRIFARI trademark to zero, due to the expected exit of the brand. In 2013, we recorded a non-cash impairment charge of $3.3 million which reflected the difference in the estimated fair value and carrying value of the TRIFARI trademark (see Note 11 of Notes to Consolidated Financial Statements).

As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2012.

  Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. Our annual impairment test is performed as of the first day of the third fiscal quarter.

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that goodwill is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value and carrying amount of the related reporting unit. A two-step impairment test is then performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate fair value based on market multiples of revenues and earnings for comparable companies. We also use discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with our goodwill, no impairment charges were recorded during 2014, 2013 or 2012.

During 2014, we recorded additional goodwill as a result of the reacquisition of the KATE SPADE business in Southeast Asia (see Note 2 of Notes to Consolidated Financial Statements).

  Accrued Expenses

Accrued expenses for employee insurance, workers' compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

  Share-Based Compensation

We recognize compensation expense based on the fair value of employee share-based awards, including stock options, restricted stock and restricted stock with market conditions that impact vesting, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. Determining the fair value of shares with market conditions at the grant date requires judgment, including the weighting of historical and estimated implied volatility of the Company's stock price and where appropriate, a market index. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

  Inflation

The rate of inflation over the past few years has not had a significant impact on our sales or profitability.

ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted and recent accounting pronouncements, see Notes 1 and 21 of Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and cash equivalents, operating cash flows, letters of credit and our ABL Facility. Our floating rate Term Loan and ABL Facility expose us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of January 3, 2015 and December 28, 2013, our exposure to changing market rates related to our ABL Facility was as follows:

Dollars in millions	January 3, 2015	December 28, 2013
Variable rate debt	$6.0	$3.0
Average interest rate	1.68%	3.06%

A ten percent change in the average rate would have a minimal impact to interest expense during the year ended January 3, 2015. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at January 3, 2015.

As of January 3, 2015, we had forward contracts with net notional amounts of $72.5 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $2.7 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $6.3 million at January 3, 2015. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $7.7 million at January 3, 2015. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

With respect to our Executive Officers, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Information regarding Section 16(a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the "Audit Committee Report"), our code of ethics and background of our Directors appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Additional Information-Company Code of Ethics and Business Practices" and "Election of Directors" in our Proxy Statement for the 2015 Annual Meeting of Shareholders (the "2015 Proxy Statement") is hereby incorporated by reference.

Item 11.    Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Compensation Discussion and Analysis" and "Executive Compensation" (other than the Board Compensation Committee Report) in the 2015 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

The following table summarizes information about the stockholder approved Kate Spade & Company Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' Plan"); Fifth & Pacific Companies, Inc. 1992 Stock Incentive Plan; Fifth & Pacific Companies, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); Fifth & Pacific Companies, Inc. 2002 Stock Incentive Plan (the "2002 Plan"); Fifth & Pacific Companies, Inc. 2005 Stock Incentive Plan (the "2005 Plan"); Fifth & Pacific Companies, Inc. 2011 Stock Incentive Plan (the "2011 Plan"); and Fifth & Pacific Companies, Inc. 2013 Stock Incentive Plan (the "2013 Plan"), which together comprise all of our existing equity compensation plans, as of January 3, 2015. In January 2006, we adopted the Fifth & Pacific Companies, Inc. Outside Directors' Deferral Plan, which amended and restated the Outside Directors' Plan by eliminating equity grants under the Outside Directors' Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors' Plan was made on January 10, 2006. All subsequent Director stock grants have been made under the remaining shareholder approved plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity Compensation Plans Approved by Stockholders	1,839,227	(a)	$11.25	(b)	6,816,276	(c)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—

Total	1,839,227	(a)	$11.25	(b)	6,816,276	(c)

(a)
Includes 808,258 shares of Common Stock issuable under the 2002, 2005, 2011 and 2013 Plans pursuant to participants' elections thereunder to defer certain director compensation. Excluded from the above table are 1,719,574 restricted share units including shares with market conditions impacting the quantity of shares vesting.

(b)
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

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2015 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Certain Relationships and Related Transactions" in the 2015 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the 2015 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1
(a)	2. Schedule
	SCHEDULE II — Valuation and Qualifying Accounts	F-54

NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a)	3. Exhibits

Exhibit No.	Description
2(a)	—	Merger Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Foreign Holdings, Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., EuCo B.V. (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 6, 2011).
2(b)	—	Asset Purchase Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Canada Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., 3256890 Nova Scotia Limited (incorporated herein by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated September 6, 2011).
3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated May 28, 2009).
3(b)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(c)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 18, 2012).
3(d)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) and to Registrant's Current Report on Form 8-K dated May 17, 2013).
3(e)	—	By-Laws of Registrant, as amended through May 27, 2010 (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(f)	—	Amendment to By-Laws of Registrant (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated May 17, 2013).
3(g)	—	Amendment to Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated March 3, 2014).
4(a)	—	Specimen certificate for Registrant's Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992).
10(a)*+	—	Description of Kate Spade & Company 2014 Employee Incentive Plan (Cash).
10(b)+	—	Kate Spade & Company 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant's 2002 Annual Report).
10(b)(i)+	—	First Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).
10(b)(ii)+	—	Second Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).
10(b)(iii)+	—	Third Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).
10(b)(iv)+	—	Trust Agreement (the "401(k) Trust Agreement") dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).
10(b)(v)+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the "2004 Annual Report").
10(b)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).

Exhibit No.	Description
10(c)+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan") (incorporated herein by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).
10(c)(i)+	—	Amendment to the Outside Directors' 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).
10(c)(ii)+	—	Form of Option Agreement under the Outside Directors' 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996).
10(c)(iii)+	—	Liz Claiborne, Inc. Outside Directors' Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Annual Report).
10(d)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan") (incorporated herein by reference to Exhibit 4(e) to Registrant's Form S-8 dated as of January 25, 2001).
10(d)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).
10(d)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (the "2000 Annual Report") ).
10(d)(iii)	—	Form of Special Retention Award Agreement under the Company's 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated June 17, 2011).
10(e)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan") (incorporated herein by reference to Exhibit 10(y)(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 (the "2nd Quarter 2002 10-Q")).
10(e)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).
10(e)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).
10(e)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).
10(e)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).
10(f)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).
10(g)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
10(g)(i)+	—	Liz Claiborne, Inc. 2005 Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 31, 2008).
10(g)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).
10(h)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.1(b) to Registrant's Current Report on Form 8-K dated May 26, 2005).

Exhibit No.	Description
10(h)(i)+	—	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 12, 2005).
10(h)(ii)+	—	Form of Restricted Stock Grant Certificate under the 2005 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2005).
10(h)(iii)+	—	Form of Option Grant Confirmation under the 2005 Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated December 4, 2008).
10(i)+	—	Liz Claiborne Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 23, 2011 which incorporates by reference Exhibit A to Definitive Proxy Statement for the 2011 Annual Meeting of the Registrant, filing April 7, 2011).
10(i)(i)	—	Form of Restricted Stock Unit Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.47 to Registrant's Form S-4 dated January 18, 2013).
10(i)(ii)	—	Form of Option Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.46 to Registrant's Form S-4 dated January 18, 2013).
10(j)	—	Fifth & Pacific Companies, Inc. 2013 Incentive Plan (the "2013 Plan") (incorporated herein by reference to Appendix B to Definitive Proxy Statement for the 2013 Annual Meeting of the Registrant filed April 3, 2013).
10(j)(i)	—	Form of 2014 Market Share Unit Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended April 5, 2014 (the "1st Quarter 2014 10-Q").
10(j)(ii)	—	Form of 2014 Performance Share Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10.4 to the 1st Quarter 2014 10-Q).
10(j)(iii)	—	Form of Staking Market Share Unit Award Grant Certificate under the 2013 Plan (incorporated herein by reference to Exhibit 10.5 to the 1st Quarter 2014 10-Q).
10(j)(iv)*	—	Form of Market Share Unit Award Notice of Grant under the 2013 Plan.
10(j)(v)*	—	Form of Option Grant Certificate under the 2013 Plan.
10(j)(vi)*	—	Form of Performance Share Award Notice of Grant under the 2013 Plan.
10(k)+	—	2010 Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit D to Definitive Proxy Statement filed April 13, 2010).
10(l)+	—	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 3, 2012).
10(m)	—	Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated July 15, 2009).
10(n)	—	Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 15, 2009).
10(o)	—	Employment Agreement by and between Registrant and Craig Leavitt, dated January 7, 2014 (incorporated herein by reference to Exhibit 10(o) to the 2013 Annual Report).
10(p)	—	Employment Agreement by and between Registrant and Deborah Lloyd, dated January 7, 2014 (incorporated herein by reference to Exhibit 10(p) to the 2013 Annual Report).
10(q)	—	Purchase Agreement, dated October 12, 2011, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit No.	Description
10(s)	—	Term Loan Credit Agreement dated as of April 10, 2014 among Kate Spade & Company, as Borrower, the Lenders and Bank of America, N.A., as Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as Syndication Agent, Suntrust Bank and Wells Fargo Bank National Association, as Co-Documentation Agents and Bank of America, N.A., JPMorgan Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended April 5, 2014).
10(t)	—	Credit Agreement, dated May 16, 2014, among Kate Spade & Company, Kate Spade UK Limited, and Kate Spade Canada Inc., as borrowers, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, N.A. and SunTrust Bank, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended July 5, 2014).
10(u)	—	Purchase Agreement, dated as of October 7, 2013, by and among ABG-Juicy LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 28, 2013).
10(u)(i)	—	Amendment Agreement, dated as of November 6, 2013, by and among ABG-Juicy LLC, Fifth & Pacific Companies, Inc., and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 28, 2013).
10(u)(ii)	—	Purchase Agreement, dated as of December 10, 2013, by and among LBD Acquisition Company, LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Lucky Brand Dungarees, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K filed December 10, 2013).
10(u)(iii)	—	Secured Note, dated February 3, 2014 and due February 1, 2017, by and between LBD Acquisition Company, LLC, as payor, and Fifth & Pacific Companies, Inc., as payee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended April 5, 2014).
21*	—	List of Registrant's Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99*	—	Undertakings.
101.INS*		XBRL Instance Document.
101.SCH*		XBRL Taxonomy Extension Schema Document.
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2015.

KATE SPADE & COMPANY
By:	/s/ Thomas Linko	By:	/s/ Michael Rinaldo	By:	/s/ George M. Carrara
	Thomas Linko,		Michael Rinaldo,		George M. Carrara,
	Chief Financial Officer (principal financial officer)		Vice President—Corporate Controller and Chief Accounting Officer (principal accounting officer)		President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 3, 2015.

Signature	Title

/s/ Craig A. Leavitt Craig A. Leavitt	Chief Executive Officer and Director (principal executive officer)
/s/ Bernard W. Aronson Bernard W. Aronson	Director
/s/ Lawrence Benjamin Lawrence Benjamin	Director
/s/ Raul J. Fernandez Raul J. Fernandez	Director
/s/ Kenneth B. Gilman Kenneth B. Gilman	Director
/s/ Nancy J. Karch Nancy J. Karch	Director and Chairman of the Board
/s/ Kenneth P. Kopelman Kenneth P. Kopelman	Director
/s/ Kay Koplovitz Kay Koplovitz	Director
/s/ Deborah Lloyd Deborah Lloyd	Director
/s/ Douglas Mack Douglas Mack	Director
/s/ Doreen A. Toben Doreen A. Toben	Director

KATE SPADE & COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page Number
MANAGEMENT'S REPORTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-4
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of January 3, 2015 and December 28, 2013	F-5
Consolidated Statements of Operations for the Three Fiscal Years Ended January 3, 2015	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Three Fiscal Years Ended January 3, 2015	F-7
Consolidated Statements of Retained Earnings, Accumulated Comprehensive Loss and Changes in Capital Accounts for the Three Fiscal Years Ended January 3, 2015	F-8
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended January 3, 2015	F-9
Notes to Consolidated Financial Statements	F-10 to F-53
SCHEDULE II — Valuation and Qualifying Accounts	F-54

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of January 3, 2015 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on our evaluation, management determined that the Company's internal control over financial reporting was effective as of January 3, 2015 based on the criteria in Internal Control — Integrated Framework issued by COSO.

The Company's internal control over financial reporting as of January 3, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Kate Spade & Company is responsible for the preparation, objectivity and integrity of the consolidated financial statements and other information contained in this Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based on management's informed judgments and best estimates.

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

March 3, 2015

/s/ Craig A. Leavitt Craig A. Leavitt	/s/ Thomas Linko Thomas Linko
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kate Spade & Company

We have audited the internal control over financial reporting of Kate Spade & Company (the "Company") as of January 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2015 of the Company and our report dated March 3, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

New York, New York
March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kate Spade & Company

We have audited the accompanying consolidated balance sheets of Kate Spade & Company (the "Company") as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, statements of comprehensive income (loss), statements of retained earnings, accumulated other comprehensive loss and changes in capital accounts, and cash flows for each of the three fiscal years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kate Spade & Company as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

New York, New York
March 3, 2015

Kate Spade & Company

CONSOLIDATED BALANCE SHEETS

In thousands, except share data	January 3, 2015	December 28, 2013
Assets
Current Assets:
Cash and cash equivalents	$184,044	$130,222
Accounts receivable — trade, net	90,091	89,554
Inventories, net	158,241	184,634
Deferred income taxes	616	218
Other current assets	41,508	45,031
Assets held for sale	—	202,054

Total current assets	474,500	651,713
Property and Equipment, Net	174,072	149,071
Goodwill	64,798	49,111
Intangibles, Net	90,327	90,678
Deferred Income Taxes	56	57
Note Receivable	88,976	—
Other Assets	33,609	36,881

Total Assets	$926,338	$977,511

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Short-term borrowings	$10,459	$3,407
Accounts payable	88,402	142,654
Accrued expenses	150,926	200,178
Income taxes payable	3,008	2,631
Liabilities held for sale	—	96,370

Total current liabilities	252,795	445,240
Long-Term Debt	400,284	390,794
Other Non-Current Liabilities	56,465	157,335
Deferred Income Taxes	17,183	16,624
Commitments and Contingencies (Note 9)
Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	199,100	155,984
Retained earnings	1,145,643	1,020,633
Accumulated other comprehensive loss	(29,986)	(20,879)

	1,491,194	1,332,175
Common stock in treasury, at cost — 49,065,798 and 53,501,234 shares	(1,291,583)	(1,364,657)

Total stockholders' equity (deficit)	199,611	(32,482)

Total Liabilities and Stockholders' Equity (Deficit)	$926,338	$977,511

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
In thousands, except per common share data
Net Sales	$1,138,603	$803,371	$544,765
Cost of goods sold	458,332	306,781	204,833

Gross Profit	680,271	496,590	339,932
Selling, general & administrative expenses	645,266	473,075	375,954
Impairment of intangible assets	1,533	3,300	—

Operating Income (Loss)	33,472	20,215	(36,022)
Other expense, net	(4,033)	(2,062)	(325)
Impairment of cost investment	—	(6,109)	—
Gain on acquisition of subsidiary	—	—	40,065
Loss on extinguishment of debt	(16,914)	(1,707)	(9,754)
Interest expense, net	(20,178)	(47,065)	(51,612)

Loss Before Benefit for Income Taxes	(7,653)	(36,728)	(57,648)
Benefit for income taxes	(84,379)	(4,563)	(4,961)

Income (Loss) from Continuing Operations	76,726	(32,165)	(52,687)
Discontinued operations, net of income taxes	82,434	105,160	(21,818)

Net Income (Loss)	$159,160	$72,995	$(74,505)

Earnings per Share, Basic:
Income (Loss) from Continuing Operations	$0.61	$(0.27)	$(0.48)

Net Income (Loss)	$1.26	$0.60	$(0.68)

Earnings per Share, Diluted:
Income (Loss) from Continuing Operations	$0.60	$(0.27)	$(0.48)

Net Income (Loss)	$1.25	$0.60	$(0.68)

Weighted Average Shares, Basic	126,264	121,057	109,292
Weighted Average Shares, Diluted	127,019	121,057	109,292

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
In thousands
Net Income (Loss)	$159,160	$72,995	$(74,505)
Other Comprehensive (Loss) Income, Net of Income Taxes:
Cumulative translation adjustment, net of income taxes of $0	(10,234)	(11,788)	(3,990)
Unrealized losses on available-for-sale securities, net of income taxes of $0	—	—	(160)
Change in fair value of cash flow hedging derivatives, net of income taxes of $566, $602 and $0, respectively	1,127	983	—

Comprehensive Income (Loss)	$150,053	$62,190	$(78,655)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND
CHANGES IN CAPITAL ACCOUNTS

	Common Stock					Treasury Shares
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings		Number of Shares	Amount	Total
In thousands, except share data
BALANCE, DECEMBER 31, 2011	176,437,234	$176,437	$302,330	$1,246,063	$(5,924)	75,592,899	$(1,827,892)	$(108,986)
Net loss	—	—	—	(74,505)	—	—	—	(74,505)
Other comprehensive loss, net of income taxes	—	—	—	—	(4,150)	—	—	(4,150)
Exercise of stock options	—	—	(10,642)	(2,929)	—	(1,340,325)	19,776	6,205
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	(3,791)	(195)	—	(204,278)	2,619	(1,367)
Amortization — share-based compensation	—	—	7,779	—	—	—	—	7,779
Exchanges of Convertible Senior Notes, net	—	—	(148,658)	(96,883)	—	(14,197,106)	293,635	48,094

BALANCE, DECEMBER 29, 2012	176,437,234	176,437	147,018	1,071,551	(10,074)	59,851,190	(1,511,862)	(126,930)
Net income	—	—	—	72,995	—	—	—	72,995
Other comprehensive loss, net of income taxes	—	—	—	—	(10,805)	—	—	(10,805)
Exercise of stock options	—	—	—	(5,959)	—	(544,200)	10,782	4,823
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(5,724)	—	(171,577)	3,422	(2,302)
Amortization — share-based compensation	—	—	9,618	—	—	—	—	9,618
Exchanges of Convertible Senior Notes, net	—	—	(652)	(112,230)	—	(5,634,179)	133,001	20,119

BALANCE, DECEMBER 28, 2013	176,437,234	176,437	155,984	1,020,633	(20,879)	53,501,234	(1,364,657)	(32,482)
Net income	—	—	—	159,160	—	—	—	159,160
Other comprehensive loss, net of income taxes	—	—	—	—	(9,107)	—	—	(9,107)
Exercise of stock options	—	—	—	(23,266)	—	(4,010,331)	65,215	41,949
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(10,884)	—	(425,105)	7,859	(3,025)
Amortization — share-based compensation	—	—	43,116	—	—	—	—	43,116

BALANCE, JANUARY 3, 2015	176,437,234	$176,437	$199,100	$1,145,643	$(29,986)	49,065,798	$(1,291,583)	$199,611

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
In thousands	January 3, 2015	December 28, 2013	December 29, 2012
Cash Flows from Operating Activities:
Net income (loss)	$159,160	$72,995	$(74,505)
Adjustments to arrive at income (loss) from continuing operations	(82,434)	(105,160)	21,818

Income (loss) from continuing operations	76,726	(32,165)	(52,687)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	54,438	38,780	35,837
Impairment of intangible assets	1,533	3,300	—
Loss on asset disposals and impairments, including streamlining initiatives, net	13,063	8,110	28,685
Deferred income taxes	(350)	(3,665)	(6,384)
Share-based compensation	37,270	7,269	6,911
Foreign currency transaction losses, net	6,535	9,656	1,579
Gain on acquisition of subsidiary	—	—	(40,065)
Loss on extinguishment of debt	16,914	1,707	9,754
Other, net	2,570	1,250	1,180
Changes in assets and liabilities:
Increase in accounts receivable — trade, net	(27,643)	(1,167)	(3,333)
Increase in inventories, net	(21,903)	(47,115)	(11,978)
(Increase) decrease in other current and non-current assets	(12,840)	(8,753)	1,208
(Decrease) increase in accounts payable	(9,681)	21,695	3,887
Decrease in accrued expenses and other non-current liabilities	(9,006)	(34,337)	(49,680)
(Decrease) increase in income taxes payable	(83,062)	2,243	814
Net cash (used in) provided by operating activities of discontinued operations	(30,200)	9,161	85,630

Net cash provided by (used in) operating activities	14,364	(24,031)	11,358

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	—	20,264	—
Purchases of property and equipment	(93,609)	(65,130)	(46,999)
Net proceeds from disposition	—	4,000	—
Payments for purchases of businesses	(32,268)	—	(41,027)
Payments for in-store merchandise shops	(6,344)	(2,461)	(1,366)
Investments in and advances to equity investees	(2,400)	(5,500)	(5,000)
Other, net	17	(363)	1,598
Net cash provided by (used in) investing activities of discontinued operations	137,759	143,306	(38,301)

Net cash provided by (used in) investing activities	3,155	94,116	(131,095)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	8,411	650,553	247,097
Repayment of borrowings under revolving credit agreement	(4,960)	(647,706)	(247,097)
Proceeds from issuance of Term Loan	398,000	—	—
Repayment of Senior Notes	(390,693)	—	—
Repayment of Term Loan	(2,000)	—	—
Proceeds from issuance of Senior Secured Notes	—	—	164,540
Repayment of Euro Notes	—	—	(158,027)
Proceeds from capital lease	—	8,673	—
Principal payments under capital lease obligations	(410)	(4,651)	(4,476)
Proceeds from exercise of stock options	41,949	4,823	6,205
Payment of deferred financing fees	(9,712)	(5,597)	(7,140)

Net cash provided by financing activities	40,585	6,095	1,102

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,282)	(5,197)	(1,899)
Net Change in Cash and Cash Equivalents	53,822	70,983	(120,534)
Cash and Cash Equivalents at Beginning of Year	130,222	59,402	179,936

Cash and Cash Equivalents at End of Year	184,044	130,385	59,402
Less: Cash and Cash Equivalents Held for Sale	—	163	—

Cash and Cash Equivalents	$184,044	$130,222	$59,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Kate Spade & Company and its wholly-owned and majority-owned subsidiaries (the "Company") are engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company operates its kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. The Company's Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company's activities for which separate financial information is available and which is utilized on a regular basis by the Company's chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of the Company's kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of the Company's kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iii) the licensed LIZ CLAIBORNE NEW YORK brand.

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited ("Globalluxe") for $32.3 million, including $2.3 million for working capital and other previously agreed adjustments. In the first quarter of 2015, the Company and Walton Brown, a subsidiary of The Lane Crawford Joyce Group ("LCJG"), agreed to form two joint ventures focused on growing the Company's business in China and Hong Kong, Macau and Taiwan (see Note 2 — Acquisitions and Note 23 — Subsequent Events).

On February 3, 2014, the Company completed the sale of 100.0% of the capital stock of Lucky Brand Dungarees, Inc. ("Lucky Brand") to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P. ("Leonard Green"), for an aggregate payment of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the "Lucky Brand Note") issued by Lucky Brand Dungarees, LLC ("Lucky Brand LLC") at closing, subject to working capital and other adjustments (the "Lucky Brand Transaction"). The assets and liabilities of the former Lucky Brand business were segregated and reported as held for sale as of December 28, 2013 (see Note 3 — Discontinued Operations). The Lucky Brand Note matures in February 2017 and is guaranteed by substantially all of Lucky Brand LLC's subsidiaries. The Lucky Brand Note is secured by second-priority lien on all accounts receivable and inventory of Lucky Brand LLC and the guarantor subsidiaries and a first-priority lien on all other collateral of Lucky Brand LLC and the guarantors. The accounts receivable and inventory secure Lucky Brand LLC's asset-based revolving loan facility on a first-priority basis, and the other collateral secures that loan facility on a second-priority basis. The principal amount of the Lucky Brand Note increases by $5.0 million per year in equal monthly increments and bears cash interest of $8.0 million per year, payable semiannually in arrears.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Lucky Brand Note is prepayable at any time by Lucky Brand LLC without a prepayment premium, subject to certain restrictions as to the minimum amount that may be prepaid without the Company's consent.

On November 6, 2013, the Company completed the sale of its Juicy Couture brandname and related intellectual property assets (the "Juicy Couture IP") to an affiliate of Authentic Brands Group ("ABG") for a total purchase price of $195.0 million. An additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP was licensed back to the Company to accommodate the wind-down of operations, which was substantially completed in the second quarter of 2014. The Company's subsidiary, Juicy Couture, Inc., paid guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On March 29, 2014, the Company entered into an agreement to sell its Juicy Couture business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments. The transaction closed on April 7, 2014.

On November 19, 2013, the Company entered into an agreement to terminate the lease of the Juicy Couture flagship store on Fifth Avenue in New York City in exchange for $51.0 million. On May 15, 2014, the Company surrendered such premises to the landlord and received proceeds of $45.8 million (net of taxes and fees), in addition to $5.0 million previously received by the Company.

The activities of the Company's former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented.

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

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, intangible assets, goodwill, accrued expenses and share-based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from its direct-to-consumer, wholesale and licensing operations. Retail store and e-commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company does not recognize revenue for estimated gift card breakage. Revenue within the Company's wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Licensing revenues, which amounted to $16.2 million, $17.8 million and $19.6 million during 2014, 2013 and 2012, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.

In the fourth quarter of 2014 and the third quarter of 2013, the Company recorded non-cash impairment charges of $1.5 million and $3.3 million, respectively, which reflected the difference in the estimated fair value and carrying value of the TRIFARI trademark (see Note 11 — Fair Value Measurements).

As a result of the impairment analysis performed in connection with the Company's purchased trademarks with indefinite lives, no impairment charges were recorded during 2012.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company's annual impairment test is performed as of the first day of the third fiscal quarter.

The Company assesses qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that goodwill is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value and carrying amount of the related reporting unit. A two-step impairment test is then performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of revenues and earnings for comparable companies. The Company also uses discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with the Company's goodwill, no impairment charges were recorded during 2014, 2013 or 2012.

During 2014, the Company recorded additional goodwill as a result of the reacquisition of the KATE SPADE business in Southeast Asia; a portion of the goodwill will be reclassified to Investment in unconsolidated subsidiary in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 2 — Acquisitions and Note 23 — Subsequent Events).

Accrued Expenses

Accrued expenses for employee insurance, workers' compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

Share-Based Compensation

The Company recognizes compensation expense based on the fair value of employee share-based awards, including stock options, restricted stock and restricted stock with market conditions that impact vesting, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. Determining the fair value of shares with market conditions at the grant date requires judgment, including the weighting of historical and estimated implied volatility of the Company's stock price and where appropriate, a market index. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

The Company does not apply fair value measurement to any instruments not required to be measured at fair value on a recurring basis.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Kate Spade & Company

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

The Company recorded pretax charges of $10.4 million in 2014, $1.5 million in 2013 and $26.4 million in 2012 to reduce the carrying values of certain property and equipment to their estimated fair values (see Note 11 — Fair Value Measurements).

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

Kate Spade & Company

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

The Company uses foreign currency forward contracts, collars, options and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by Kate Spade Japan Co., Ltd. ("KSJ"), the Company's wholly-owned subsidiary. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value is included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could impact the Company's results of operations.

The Company purchases short-term foreign currency contracts to neutralize balance sheet and other expected exposures, including intercompany loans. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses recognized as a component of SG&A or Other expense income, net in current period earnings (see Note 12 — Derivative Instruments).

Foreign Currency Translation

Assets and liabilities of non-US subsidiaries are translated at period-end exchange rates. Revenues and expenses for each month are translated using that month's average exchange rate and then are combined for the period totals. Resulting translation adjustments are included in Accumulated other comprehensive loss. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long-term investment nature are also included in this component of Stockholders' equity (deficit).

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales. The Company incurred expenses of $56.9 million, $42.8 million and $22.7 million for advertising, marketing & promotion for all brands in 2014, 2013 and 2012, respectively.

Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Operations. In fiscal years 2014, 2013 and 2012, shipping and handling costs were $32.8 million, $26.4 million and $15.4 million, respectively.

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

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 2014 fiscal year, which ended on January 3, 2015, reflected a 53-week period. The 2013 and 2012 fiscal years, which ended December 28, 2013 and December 29, 2012, reflected 52-week periods.

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

  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On December 29, 2013, the first day of the Company's 2014 fiscal year, the Company adopted new accounting guidance on the presentation of unrecognized tax benefits, which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or that the tax law of the applicable jurisdiction does not require the entity to use; and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of the new accounting guidance did not affect the Company's financial position, results of operations or cash flows.

NOTE 2:  ACQUISITIONS

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe for a purchase price of $32.3 million, including $2.3 million for working capital and other previously agreed adjustments. The Company's distribution partner operates the KATE SPADE businesses in Singapore, Malaysia, Indonesia and Thailand through distribution agreements and funded approximately $1.5 million to Globalluxe to acquire operating assets in those regions. Globalluxe and its distribution partners operated six stores and one concession in Hong Kong, one concession in Taiwan, one store in Macau, two stores and one concession in Singapore, two stores in Malaysia, three stores and one concession in Indonesia, and two stores and six concessions in Thailand. Prior to the acquisition from Globalluxe, the Company maintained wholesale distribution to Globalluxe. Following the transaction, the Company maintains wholesale distribution to distributors who operate the businesses in Singapore, Malaysia, Indonesia and Thailand. Since the date of the acquisition, the Company has directly owned and operated the businesses in Hong Kong Macau and Taiwan and will continue to do so until the expected conversion of these businesses to a joint venture with Walton Brown (see Note 23 — Subsequent Events).

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

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

In thousands
Assets acquired:
Current assets	$3,549
Property and equipment, net	1,267
Goodwill and intangibles, net(a)	26,592
Other assets	860

Total assets acquired	$32,268

(a)
A portion of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan is expected to be reclassified to Investment in unconsolidated subsidiary in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 23 — Subsequent Events).

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents details of the acquired intangible assets:

In thousands	Useful Life	Estimated Fair Value
Reacquired distribution rights	1.7 years	$4,500
Retail customer list	3 years	256

On October 31, 2012, a subsidiary of the Company acquired the remaining 51.0% interest ("KSJ Buyout") in KSJ held by Sanei International Co., Ltd. ("Sanei"). Prior to the acquisition, KSJ was a joint venture that was formed between Sanei, and KATE SPADE in August 2009. KSJ operated the kate spade new york and JACK SPADE businesses in Japan, and the Company continues to operate such businesses in Japan through its Japanese subsidiary.

The purchase price for the KSJ, including post-closing adjustments was 3.308 billion yen or $41.4 million, including $0.4 million of cash acquired. Prior to obtaining control on October 31, 2012, the Company accounted for the investment in KSJ under the equity method. Upon obtaining control, the transaction was accounted for as an "acquisition achieved in stages," in accordance with US GAAP. Accordingly, the Company re-measured the previously held equity interest in KSJ and adjusted it to fair value utilizing an income approach based on expected future after tax cash flows of KSJ, discounted to reflect risk associated with those cash flows and a market approach based on earnings and revenue multiples that other purchasers in the market would have used for that business. The fair value of the Company's equity interest at the acquisition date was $47.2 million. The difference between the fair value of the Company's ownership in KSJ and the Company's carrying value of its investment of $7.1 million resulted in the recognition of a gain of $40.1 million in 2012, which was included on the accompanying Consolidated Statement of Operations as Gain on acquisition of subsidiary. The results of operations for KSJ have been included in the Company's consolidated results since October 31, 2012. KSJ generated $98.3 million and $16.0 million of net sales and $(1.8) million of net loss and $0.7 million of net income for the years ended December 28, 2013 and December 29, 2012, respectively. KSJ also generated $5.7 million and $0.5 million of incremental Adjusted EBITDA for the years ended December 28, 2013 and December 29, 2012, respectively. Adjusted EBITDA is the Company's measure of segment profitability, as discussed in Note 18 — Segment Reporting. Transaction costs related to the acquisition were not significant.

The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Accordingly, the Company recorded $63.4 million of goodwill, which is reflected in the KATE SPADE International reportable segment. None of the recorded goodwill is deductible for income tax purposes.

Kate Spade & Company

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

The following unaudited pro forma financial information for the year ended December 29, 2012 reflects the results of continuing operations of the Company as if the KSJ Buyout had been completed on January 1, 2012. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

In thousands, except per share amounts	Fiscal Year Ended December 29, 2012
Net sales	$617,134
Gross profit	388,190
Operating loss	(32,187)
Loss before benefit for income taxes	(54,251)
Loss from continuing operations	(50,836)
Diluted loss per share from continuing operations	(0.47)

The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what the Company's financial position or results of operations actually would have been if the Company completed the acquisition at the date indicated, nor does it purport to project the Company's future financial position or operating results.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3:  DISCONTINUED OPERATIONS

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

The Company recorded pretax and after tax income (charges) of $130.0 million, $143.4 and $(12.2) million in 2014, 2013 and 2012, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Fiscal Years Ended
In thousands	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	$209,519	$980,488	$961,950

Loss before provision for income taxes	$(46,923)	$(36,382)	$(3,056)
Provision for income taxes	660	1,821	6,572

Loss from discontinued operations, net of income taxes	$(47,583)	$(38,203)	$(9,628)

Income (loss) on disposal of discontinued operations, net of income taxes	$130,017	$143,363	$(12,190)

In connection with the sale of the Juicy Couture IP, the Company initiated actions to reduce staff at Juicy Couture during the fourth quarter of 2013. Also, as a result of the requirement to wind down the Juicy Couture operations, the Company closed Juicy Couture offices and retail locations. These actions, which were substantially completed by the end of the second quarter of 2014, resulted in charges related to asset impairments, severance and other items. For the 2014, 2013, and 2012 fiscal years, the Company recorded charges of $26.6 million, $48.4 million and $9.8 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4:  INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	January 3, 2015	December 28, 2013
Raw materials and work in process	$538	$1,028
Finished goods	157,703	183,606

Total	$158,241	$184,634

NOTE 5:  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	January 3, 2015	December 28, 2013
Land and buildings	$9,300	$9,300
Machinery and equipment	140,189	171,811
Furniture and fixtures	61,694	83,753
Leasehold improvements	122,029	173,207

	333,212	438,071
Less: Accumulated depreciation and amortization	159,140	289,000

Total property and equipment, net	$174,072	$149,071

Depreciation and amortization expense on property and equipment for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, was $38.3 million, $28.0 million and $22.3 million, respectively, which included depreciation for property and equipment under capital leases of $0.8 million, $1.9 million and $2.9 million, respectively. Machinery and equipment under capital leases was $9.3 million as of January 3, 2015 and December 28, 2013.

During the third quarter of 2013, the Company sold its West Chester, OH distribution center (the "Ohio Facility") for net proceeds of $20.3 million and entered into a sale-leaseback arrangement with the buyer for a 10-year term, which was classified as an operating lease. The Company realized a gain of $9.5 million associated with the sale-leaseback, which has been deferred and will be recognized as a reduction to SG&A over the lease term.

During the second quarter of 2013, the Company sold its North Bergen, NJ office for net proceeds of $8.7 million. The Company entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options, which was classified as a capital lease (see Note 9 — Commitments and Contingencies).

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	January 3, 2015	December 28, 2013
Amortized intangible assets:
Gross carrying amount:
Owned trademarks(a)	—	$467	$2,000
Customer relationships	11 years	7,422	7,273
Merchandising rights	4 years	12,012	6,087
Reacquired rights(b)	2 years	14,371	11,299
Other	4 years	2,322	2,322

Subtotal		36,594	28,981

Accumulated amortization:
Owned trademarks		(467)	(100)
Customer relationships		(4,769)	(4,022)
Merchandising rights		(4,108)	(2,595)
Reacquired rights		(9,604)	(4,394)
Other		(2,219)	(2,092)

Subtotal		(21,167)	(13,203)

Net:
Owned trademarks		—	1,900
Customer relationships		2,653	3,251
Merchandising rights		7,904	3,492
Reacquired rights		4,767	6,905
Other		103	230

Total amortized intangible assets, net		15,427	15,778

Unamortized intangible assets:
Owned trademarks		74,900	74,900

Total intangible assets		$90,327	$90,678

Goodwill		$64,798	$49,111

(a)
The change in the balance reflected a non-cash impairment charge of $1.5 million related to the TRIFARI trademark (see Note 1 — Basis of Presentation and Significant Accounting Policies).

(b)
The increase in the balance compared to December 28, 2013 primarily reflected the reacquired existing KATE SPADE businesses in Southeast Asia (see Note 2 — Acquisitions and Note 23 — Subsequent Events).

Amortization expense of intangible assets was $8.2 million, $5.7 million and $2.1 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense of intangible assets for the next five years is as follows:

Fiscal Year	Amortization Expense (In millions)
2015	$7.7
2016	2.5
2017	2.0
2018	1.3
2019	0.4

The changes in carrying amount of goodwill for the years ended January 3, 2015 and December 28, 2013 were as follows:

In thousands	Adelington Design Group	KATE SPADE International	Total
Balance as of December 29, 2012	$1,554	$58,669	$60,223
Translation adjustment	(107)	(11,005)	(11,112)

Balance as of December 28, 2013	1,447	47,664	49,111
Acquisition of existing KATE SPADE businesses in Southeast Asia	—	21,836	21,836
Translation adjustment	(132)	(6,017)	(6,149)

Balance as of January 3, 2015	$1,315	$63,483	$64,798

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands	January 3, 2015	December 28, 2013
Lease obligations	$28,152	$34,142
Payroll, bonuses and other employment related obligations	27,446	45,971
Streamlining initiatives	13,633	17,829
Advertising	11,026	9,883
Taxes, other than taxes on income	9,275	13,762
Deferred income	7,742	6,322
Insurance related	6,109	7,739
Employee benefits	5,354	8,134
Accrued disposition costs	2,325	10,179
Interest	355	8,375
Other	39,509	37,842

Total	$150,926	$200,178

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8:  INCOME TAXES

Loss before benefit for income taxes consisted of the following:

	Fiscal Years Ended
In thousands	January 3, 2015	December 28, 2013	December 29, 2012
United States	$(6,165)	$(34,370)	$(47,259)
International	(1,488)	(2,358)	(10,389)

Total	$(7,653)	$(36,728)	$(57,648)

The (benefit) provision for income taxes was as follows:

	Fiscal Years Ended
In thousands	January 3, 2015	December 28, 2013	December 29, 2012
Current:
Federal	$(77,366)	$686	$3,344
Foreign	809	(2,326)	1,254
State and local	(7,472)	742	(3,175)

Total Current(a)	(84,029)	(898)	1,423
Deferred:
Federal	1,883	(626)	(4,692)
Foreign	(2,722)	(437)	(691)
State and local	489	(2,602)	(1,001)

Total Deferred	(350)	(3,665)	(6,384)

	$(84,379)	$(4,563)	$(4,961)

(a)
Includes a net $87.4 million reduction in the reserve for uncertain tax positions, resulting from the expiration of the related statutes of limitations in the year ended January 3, 2015.

The Company files a consolidated federal income tax return. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Federal tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	97.6	7.2	8.4
Officer and share-based compensation	226.4	—	—
Change in valuation allowance	(185.7)	(13.2)	(41.3)
Unrecognized tax benefits	1,010.9	(1.9)	(6.4)
Rate differential on foreign income	(46.8)	(15.0)	(5.9)
Gain on acquisition of subsidiary	—	—	29.7
Conversion of debt to equity	—	(1.5)	(3.4)
Indefinite-lived intangibles	(31.0)	4.8	(4.6)
Other, net	(3.9)	(3.0)	(3.0)

	1,102.5%	12.4%	8.5%

The components of net deferred taxes arising from temporary differences were as follows:

In thousands	January 3, 2015	December 28, 2013
Deferred tax assets:
Inventory valuation	$9,212	$6,088
Streamlining initiatives	—	10,003
Deferred compensation	2,053	3,009
Nondeductible accruals	10,363	83,661
Share-based compensation	11,827	7,322
Net operating loss carryforward	300,825	249,399
Tax credit carryforward	34	53,495
Goodwill	5,603	6,885
Capital loss carryforward	68,839	72,788
Other	15,906	19,339

Total deferred tax assets	424,662	511,989

Deferred tax liabilities:
Trademarks and other intangibles	(17,622)	(16,636)
Property and equipment	(5,632)	(12,633)
Other	(2,746)	(1,584)

Total deferred tax liabilities	(26,000)	(30,853)

Less: Valuation allowance	(415,173)	(497,485)

Net deferred tax liability	$(16,511)	$(16,349)

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of January 3, 2015, and December 28, 2013, that arose from tax deductions related to share-based compensation that are greater than the compensation expense recognized for financial reporting. The deferred tax adjustment of that difference was $44.7 million as of January 3, 2015.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2015, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $787.6 million (federal tax effected amount of $275.6 million) for federal income tax purposes that may be used to reduce future federal taxable income. As of January 3, 2015 the cumulative amount of tax deductions related to share-based compensation and the corresponding compensation expense adjustment for financial reporting was $115.0 million (federal tax effected amount of $40.2 million). The net operating loss for federal income tax purposes will begin to expire in 2028.

As of January 3, 2015, the Company and certain of its domestic subsidiaries recorded a $53.7 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2015.

As of January 3, 2015, certain of the Company's foreign subsidiaries recorded an $11.7 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that may be used to reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2015.

As of January 3, 2015, the Company had total deferred tax assets related to net operating loss carryforwards of $300.8 million, of which $235.4 million, $53.7 million and $11.7 million were attributable to federal, domestic state and local, and foreign subsidiaries, respectively.

As of January 3, 2015, the Company and its subsidiaries recorded valuation allowances in the amount of $415.2 million against its net operating loss and other deferred tax assets due to of its history of pretax losses and inability to carry back tax losses or credits for refunds. This represents a total decrease in the valuation allowance of $82.3 million compared to the balance at December 28, 2013.

The Company has not provided for deferred taxes on the outside basis difference in its investments in foreign subsidiaries that are essentially permanent in duration. As of January 3, 2015, there were no unremitted earnings. It is not practicable to determine the amount of income taxes that would be payable in the event such outside basis differences reverse or unremitted earnings are repatriated.

The Company has not provided deferred taxes on the outside basis difference in its investment in Lucky Brand Dungarees, Inc. The Company's outside basis difference would result in the recording of a deferred tax asset with an offsetting valuation allowance. Due to the terms of the stock purchase agreement for the purchase of Lucky Brand Dungarees, Inc. shares, the buyer caused the Company to treat the transaction as a deemed sale of assets, and as a result, the deferred tax asset would not be recognizable.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
	January 3, 2015	December 28, 2013	December 29, 2012
In thousands
Balance as of beginning of period	$84,108	$85,999	$103,982
Increases from prior period positions	32	1,436	535
Decreases from prior period positions	—	(4,348)	(630)
Increases from current period positions	—	2,000	37
Decreases relating to settlements with taxing authorities	—	(153)	(17,765)
Reduction due to the lapse of the applicable statute of limitations	(74,916)	(826)	(160)

Balance as of end of period(a)	$9,224	$84,108	$85,999

(a)
As of January 3, 2015 and December 28, 2013, liabilities associated with the amounts are included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended January 3, 2015, the Company decreased its accruals for interest and penalties by $10.6 million and $1.6 million, respectively. For the year ended December 28, 2013, the Company increased its accruals for interest and penalties by $2.5 million and $0.1 million, respectively. For the year ended December 29, 2012, the Company increased its accrual for interest and penalties by $3.3 million and $0.2 million, respectively. At January 3, 2015 and December 28, 2013, the accrual for interest was $1.8 million and $12.4 million, respectively and the accrual for penalties was $1.1 million and $2.7 million, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.2 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between $1.4 million and $3.6 million within the next 12 months due to either settlement or the expiration of the statute of limitations.

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

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom, Canada and Brazil. The Company is generally no longer subject to US Federal examination by the Internal Revenue Service ("IRS") for the years before 2009 and, with few exceptions, this applies to tax examinations by state authorities for the years before 2009. The Company filed amended US Federal tax returns for 2005, 2006 and 2007 to convert expiring foreign tax credits into foreign tax deductions. The result of the amended returns increased the Company's US Federal net operating loss carryforwards by $47.0 million. As a result, the IRS has the ability to reopen its past examinations of those years. In addition, the IRS and other taxing authorities can also subject the

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company's net operating loss carryforwards to further review when such net operation loss carryforwards are utilized.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various non-cancelable operating lease agreements, which extend through 2027. Rental expense for 2014, 2013 and 2012 was $87.0 million, $54.3 million and $33.0 million, respectively, excluding certain costs such as real estate taxes and common area maintenance.

At January 3, 2015, minimum aggregate rental commitments under non-cancelable operating and capital leases were as follows:

Fiscal Year	2015	2016	2017	2018	2019	Thereafter	Total
In millions
Operating leases	$65.4	$60.9	$59.0	$55.4	$50.7	$194.9	$486.3
Capital leases	1.9	2.1	2.1	2.2	2.2	13.1	23.6

Certain rental commitments have renewal options extending through the fiscal year 2027. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $33.3 million.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which the Company or certain subsidiaries of the Company remain secondarily liable for the remaining obligations on 185 such leases. As of January 3, 2015, the future aggregate payments under these leases amounted to $152.0 million and extended to various dates through 2025.

Buying/Sourcing

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited ("Li & Fung") acts as the primary global apparel and accessories buying/sourcing agent, with the exception of its jewelry product lines. The Company pays Li & Fung an agency commission based on the cost of product purchases using Li & Fung as its buying/sourcing agent. The Company is obligated to use Li & Fung as its buying/sourcing agent for a minimum value of inventory purchases each year through the termination of the agreement in 2019. The Company's agreement with Li & Fung is not exclusive; however, the Company is required to source a specified percentage of product purchases from Li & Fung.

Other

No single customer accounted for 10.0% of net sales in 2014. As of January 3, 2015, Nordstrom Inc. and The TJX Companies Inc., each accounted for greater than 10.0% of total accounts receivable, with a combined total of 39.6%.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 3, 2015, the Company had short-term commitments for the purchase of raw materials and for the production of finished goods totaling $156.4 million.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows.

NOTE 10:  DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

	January 3, 2015	December 28, 2013
In thousands
10.5% Senior Secured Notes, due April 2019(a)	$—	$382,209
Term Loan credit facility, due April 2021(a)(b)	396,158	—
Revolving credit facility	6,000	2,997
Capital lease obligations	8,585	8,995

Total debt	410,743	394,201
Less: Short-term borrowings(c)	10,459	3,407

Long-term debt	$400,284	$390,794

(a)
The Senior Notes were refinanced in the second quarter of 2014 with proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million (collectively, the "Term Loan").

(b)
The balance as of January 3, 2015 included an unamortized debt discount of $1.8 million.

(c)
At January 3, 2015, the balance consisted of $4.0 million of Term Loan amortization payments, outstanding borrowings under the Company's amended and restated revolving credit facility (as amended to date, the "ABL Facility") and obligations under capital leases. At December 28, 2013, the balance consisted of outstanding borrowings under the ABL Facility and obligations under capital leases.

Convertible Notes

During the first quarter of 2013, a holder of $11.2 million aggregate principal amount of the Company's 6.0% Convertible Senior Notes due June 2014 (the "Convertible Notes") converted all of such outstanding Convertible Notes into 3,171,670 shares of the Company's common stock. During the third quarter of 2013, holders of the remaining $8.8 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 2,462,509 shares of the Company's common stock. The Company recognized pretax losses of $1.7 million and $4.6 million on the extinguishment of debt related to the Convertible Notes for the years ended December 28, 2013 and December 29, 2012.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes due April 2019 (the "Original Notes," together with the June 2012 issuance of $152.0 million aggregate principal amount of 10.5% Senior Notes (the "Additional Notes"), the "Senior Notes"). The Company used the net proceeds of $212.9 million from such issuance of the Original Notes primarily to fund a tender offer of then outstanding 128.5 million euro aggregate principal amount of 5.0% Euro Notes due July 8, 2013 (the "Euro Notes") on April 8, 2011. The remaining proceeds were used for

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its ABL Facility and to fund the redemption of 52.9 million euro aggregate principal amount of Euro Notes on July 12, 2012. The Company used the remaining proceeds to fund a portion of the KSJ Buyout. In 2012, the Company recognized a $5.1 million pretax loss on extinguishment of debt related to the Euro Notes redemptions.

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

Term Loan

On April 10, 2014, the Company entered into a term loan credit agreement (the "Term Loan Credit Agreement"), which provides for the Term Loan in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan was funded on May 12, 2014, and the Company used $354.8 million of the net proceeds of $392.0 million from the Term Loan to redeem the Company's remaining outstanding Senior Notes on May 12, 2014, as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of the Company's restricted subsidiaries (the "Guarantors"), which include (i) all of the Company's existing material domestic restricted subsidiaries, (ii) all future wholly owned restricted subsidiaries of the Company (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all future non-wholly owned restricted subsidiaries of the Company that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

The Term Loan Credit Agreement permits the Company to incur, from time to time, additional incremental term loans under the Term Loan Credit Agreement (subject to obtaining commitments for such term loans) and other pari passu lien indebtedness, subject to an overall limit of $100.0 million plus such additional amount that would cause the Company's consolidated net total secured debt ratio not to exceed 3.75 to 1.0 on a pro forma basis. Any such incremental term loans and other pari passu lien indebtedness are permitted to share in the collateral described below on a pari passu basis with the Term Loan. The Term Loan may be prepaid, at the Company's option, in whole or in part, at any time at par plus accrued interest; provided that if the Term Loan is prepaid or refinanced in connection with a repricing transaction within six months after the initial borrowing, a 1.0% penalty is applicable.

Subject to certain permitted liens and other exclusions and exceptions, the Term Loan is secured (i) on a first-priority basis by a lien on the Company's KATE SPADE trademarks and certain related rights owned by the Company and the Guarantors (the "Term Priority Collateral") and (ii) by a second-priority security interest in the Company's and the Guarantors' other assets (the "ABL Priority Collateral" and together with the Term Priority Collateral, the "Collateral"), which secure the Company's ABL Facility on a first-priority basis.

The Term Loan is required to be prepaid in an amount equal to 50.0% of the Company's Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2, 2016. The percentage of Excess Cash Flow that must be so applied is reduced to 25.0% if the Company's consolidated net total debt ratio is less than 2.75 to 1.0 and to 0% if the Company's consolidated net total debt ratio is less than 2.25 to 1.0. Lenders may elect not to accept mandatory prepayments.

The Term Loan Credit Agreement limits the Company's and restricted subsidiaries' ability to, among other things, incur indebtedness, make dividend payments or other restricted payments, create liens, sell assets (including securities of the Company's restricted subsidiaries), permit certain restrictions on dividends and transfers of assets by the Company's restricted subsidiaries, enter into certain types of transactions with shareholders and affiliates and enter into mergers, consolidations or sales of all or substantially all of the Company's assets, in each case subject to certain designated exceptions and qualifications. The Term Loan Credit Agreement also contains certain affirmative covenants and events of default that are customary for credit agreements governing term loans.

ABL Facility

In May 2014, the Company terminated its prior revolving credit agreement and completed a fourth amendment to and restatement of the ABL Facility, which extended the maturity date of the facility to May 2019. Availability under the ABL Facility shall be an amount equal to the lesser of $200.0 million and a borrowing base that is computed monthly and comprised of the Company's eligible cash, accounts receivable and inventory. The ABL Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the ABL Facility up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate. The ABL Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the ABL Facility, with a spread based on the aggregate availability under the ABL Facility.

The ABL Facility is guaranteed by substantially all of the Company's current domestic subsidiaries, certain of the Company's future domestic subsidiaries and certain of the Company's foreign subsidiaries. The ABL Facility is secured by a first-priority lien on substantially all of the assets of the Company and the other borrowers and guarantors (other than certain trademark collateral in which the lenders under the Term Loan Credit Agreement have a first-priority lien, which trademark collateral secures the obligations under the ABL Facility on a second-priority lien basis).

The ABL Facility limits the Company's, and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, create liens, undergo certain fundamental changes, make investments, sell certain assets, enter into hedging transactions, make restricted payments and pay certain indebtedness, enter into transactions with affiliates, permit certain restrictions on dividends and transfers of assets by the Company's restricted subsidiaries and enter into sale and leaseback transactions. These covenants are subject to important exceptions and qualifications, and many of the covenants are subject to an exception based on meeting the fixed charge coverage ratio and/or certain minimum availability tests. The ABL Facility also contains representations and warranties (some of which are brought down to the time of each borrowing made), affirmative covenants and events of default that are customary for asset-based revolving credit agreements.

In addition, the terms and conditions of the ABL Facility: (i) provide for a decrease in fees and interest rates compared to the Company's previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability), (ii) require the Company to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four-quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) require the Company to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

The funds available under the ABL Facility may be used for working capital and for general corporate purposes. The Company currently believes that the financial institutions under the ABL Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company's lenders at the time of borrowing.

As of January 3, 2015, availability under the Company's ABL Facility was as follows:

	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
In thousands
Revolving credit facility(a)	$200,000	$249,832	$6,000	$13,140	$180,860	$160,860

(a)
Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company's eligible cash, accounts receivable and inventory.

(b)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company's capital lease obligations of $8.6 million and $9.0 million as of January 3, 2015 and December 28, 2013, respectively, included $0.5 million and $0.4 million within Short-term borrowings on the accompanying Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
	January 3, 2015	December 28, 2013
In thousands
Financial Assets:
Derivatives	$3,193	$1,701
Financial Liabilities:
Derivatives	$—	$—

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company's Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company's derivative instruments included volatilities, discount rates and estimated credit losses.

The following table presensts the non-financial assets the Company measured at fair value on a non-recurring basis in 2014, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of January 3, 2015				Total Losses — Year Ended January 3, 2015
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$4,127	$—	$—	$4,127	$10,358
Intangibles, net	—	—	—	—	1,533

As a result of the Company's decision to close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores in the first half of 2015 (see Note 13 — Streamlining Initiatives and Note 23 — Subsequent Events), as well as a result of a decline in the respective future anticipated cash flows of certain retail locations of kate spade new york, KATE SPADE SATURDAY and JACK SPADE, the Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

In the fourth quarter of 2014, the Company recorded a non-cash impairment charge of $1.5 million to reduce the carrying balance of the TRIFARI trademark to zero, due to the expected exit of that brand.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2013, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of December 28, 2013				Total Losses — Year Ended December 28, 2013
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$15,706	$—	$—	$15,706	$1,480
Intangibles, net	1,900	—	—	1,900	3,300
Other assets	—	—	—	—	6,109

The Company performed impairment analyses on certain property and equipment as a result of a decline in the respective future anticipated cash flows of certain retail locations of JACK SPADE and the decision to revise the Company's plan to outsource its distribution function (see Note 13 — Streamlining Initiatives). The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

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

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost (see Note 17 — Additional Financial Information). In the second quarter of 2013, the Company performed an impairment test based

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on market multiples of comparable transactions and determined that the carrying value of the investment exceeded its fair value, resulting in an impairment charge, which was recorded in Impairment of cost investment on the accompanying Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2012, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of December 29, 2012				Total Losses — Year Ended December 29, 2012
		Level 1	Level 2	Level 3
In thousands
Property and equipment	$22,710	$—	$—	$22,710	$26,413

In connection with a change in the pattern of use and then likely disposal of the Company's New Jersey corporate office, an impairment analysis was performed on the associated property and equipment. As a result of a decline in the estimated fair value of the Company's Ohio distribution center, impairment analyses were performed on the associated property and equipment. The Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Operations.

The fair values of the Company's Level 3 Property and equipment and Intangible assets are based on either a market approach or an income approach using the Company's forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company's debt instruments are detailed as follows:

	January 3, 2015		December 28, 2013
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value
10.5% Senior Secured Notes due April 2019(a)	$—	$—	$400,830	$382,209
Term Loan credit facility, due April 2021(a)	384,786	396,158	—	—
Revolving credit facility(b)	6,000	6,000	2,997	2,997

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

As of January 3, 2015, the carrying amount of the Lucky Brand Note was $89.0 million, including initial principal of $85.0 million and accrued payment in kind of $4.0 million. In evaluating its fair value, the Company considered various facts and circumstances, including (i) known changes in market values of comparable instruments in active markets; (ii) the inability to transfer the Lucky Brand Note and the lack of an active market to do so; and (iii) entity specific factors related to the issuer of the Lucky Brand Note including the absence of any factors that would suggest that the counterparty may be unable to meet its obligations under the terms of the Lucky Brand Note.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on those factors and the inherent subjectivity in evaluating fair value of the Lucky Brand Note and similar instruments, the Company concluded that providing a range of fair value was appropriate. The Company determined the range of fair value of the Lucky Brand Note, including accrued payment in kind, to be between $79.0 million and $89.0 million. The low end of such range was determined using two methods. The Company reviewed the average change in fair value of comparable instruments in active markets and also estimated an implied discount based on the non-transferable nature of the Lucky Brand Note. The high end of the range considered entity specific circumstances and assumed LGP would pay the Lucky Brand Note in full.

NOTE 12:  DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and may utilize foreign currency collars, options and swap contracts for purposes of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by KSJ. As of January 3, 2015, the Company had forward contracts maturing through March 2016 to sell 4.3 billion yen for $39.1 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of January 3, 2015, the Company had forward contracts to sell 4.0 billion yen for $33.4 million maturing through March 2015. Transaction gains of $4.5 million, $8.5 million and $1.0 million related to these derivative instruments for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively, were reflected within Other expense, net on the accompanying Consolidated Statements of Operations.

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
January 3, 2015	Other current assets	$39,100	$3,066	Accrued expenses	$—	$—
December 28, 2013	Other current assets	21,050	1,317	Accrued expenses	—	—

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives not designated as hedging instruments:

	Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
January 3, 2015	Other current assets	$33,350	$127	Accrued expenses	$—	$—
December 28, 2013	Other current assets	38,403	384	Accrued expenses	—	—

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
In thousands
Fiscal year ended January 3, 2015	$2,854	Cost of goods sold	$1,161	$—
Fiscal year ended December 28, 2013	2,911	Cost of goods sold	1,326	—
Fiscal year ended December 29, 2012	—	Cost of goods sold	—	—

NOTE 13:  STREAMLINING INITIATIVES

2014 Actions

On January 29, 2015, the Company announced it will discontinue KATE SPADE SATURDAY as a standalone brand, including retail stores and its e-commerce website and that it will close its JACK SPADE retail stores. These actions are expected to be completed in the first half of 2015. Based on a probability weighted approach, the Company recorded non-cash asset impairment charges in 2014 and expects to incur additional asset impairment charges as well as contract termination costs and employee related costs in 2015 (see Note 23 — Subsequent Events).

In connection with the sale of the Juicy Couture IP and former Lucky Brand business, the Board of Directors of the Company approved various changes to its senior management, which resulted in charges related to severance in 2014. As discussed in Note 14 — Share-Based Compensation, the Company's Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers. In addition, as a result of the reduction of office space, the Company recorded charges related to contract terminations and other charges in the first quarter of 2014.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to pay approximately $7.8 million of accrued streamlining costs during 2015. In addition, the Company expects to pay $5.9 million of accrued streamlining costs related to discontinued operations in 2015. A summary rollforward and components of the Company's streamlining initiatives were as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at December 31, 2011	$7,352	$18,012	$—	$30,967	$56,331
2012 provision	9,158	2,681	27,783	3,571	43,193
2012 asset write-downs	—	—	(27,783)	—	(27,783)
Translation difference	25	49	—	9	83
2012 spending	(11,976)	(16,499)	—	(18,783)	(47,258)

Balance at December 29, 2012	4,559	4,243	—	15,764	24,566
2013 provision(a)	5,657	6	1,744	3,194	10,601
2013 asset write-downs	—	—	(1,744)	—	(1,744)
Translation difference	(7)	12	—	18	23
2013 spending(a)	(7,173)	(2,110)	—	(7,269)	(16,552)

Balance at December 28, 2013	3,036	2,151	—	11,707	16,894
2014 provision(a)	33,729	1,540	6,367	316	41,952
2014 asset write-downs	—	—	(6,367)	—	(6,367)
Translation difference	—	—	—	(3)	(3)
2014 spending(a)	(34,685)	(2,704)	—	(5,190)	(42,579)

Balance at January 3, 2015(b)	$2,080	$987	$—	$6,830	$9,897

(a)
Payroll and related costs provision and spending include $17.3 million and $2.8 million in 2014 and 2013, respectively, of non-cash share-based compensation expense.

(b)
The balance in other costs at January 3, 2015 includes $6.8 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

Expenses associated with the Company's streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Operations and impacted reportable segments and Corporate as follows:

	Fiscal Years Ended
In thousands	January 3, 2015	December 28, 2013	December 29, 2012
KATE SPADE North America	$7,319	$791	$2,519
KATE SPADE International	1,567	—	—
Adelington Design Group	982	272	3,112
Other(a)	32,084	9,538	37,562

Total	$41,952	$10,601	$43,193

(a)
Other consists of unallocated corporate restructuring costs and Juicy Couture and Lucky Brand restructuring charges principally related to distribution functions that are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

Kate Spade & Company

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

During 2014, the Company's Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company's share-based payment awards totaled $37.3 million, $7.3 million and $6.9 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively. Compensation expense included $17.3 million and $2.8 million for the years ended January 3, 2015 and December 28, 2013, respectively, that was classified as restructuring.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards granted under plans no longer in use by the Company, including the 2002, 2000 and 1992 Plans, remain in effect in accordance with their terms. The 2005 Plan provides for the issuance of up to 5.0 million shares of common stock with respect to options, stock appreciation rights and other awards. The 2005 Plan expires in 2015. The 2011 Plan provides for the issuance of up to 3.0 million shares of common stock, of which no more than 1.5 million shares may be awarded pursuant to grants of restricted stock, restricted stock units, unrestricted stock and performance shares. The 2011 Plan expires in 2021. The 2013 Plan provides for the issuance of up to 9.5 million shares of common stock. The 2013 Plan expires in 2023. As of January 3, 2015, 6.8 million shares were available for future grant under the 2005, 2011 and 2013 Plans.

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

	Fiscal Years Ended
Valuation Assumptions:	December 28, 2013	December 29, 2012
Weighted-average fair value of options granted	$10.32	$6.04
Expected volatility	59.5%	63.3%
Weighted-average volatility	59.5%	63.3%
Expected term (in years)	4.9	5.1
Dividend yield	—	—
Risk-free rate	0.1% to 3.9%	0.2% to 3.8%
Expected annual forfeiture	12.4%	13.5%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2014, 2013 and 2012. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of award activity under the Company's stock option plans as of January 3, 2015 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at December 28, 2013	5,166,375	$11.26	3.4	$108,498
Exercised	(4,010,331)	10.46		98,734
Cancelled/expired	(125,075)	37.21

Outstanding at January 3, 2015	1,030,969	$11.25	3.9	$21,613

Vested or expected to vest at January 3, 2015	1,020,053	$11.16	3.9	$21,477
Exercisable at January 3, 2015	537,404	$6.85	3.1	$13,628

The intrinsic value per option exercised was $24.62 and $16.46 for the fiscal years ended January 3, 2015 and December 28, 2013, respectively, and was insignificant for the fiscal year ended December 29, 2012.

As of January 3, 2015, there were approximately 0.5 million nonvested stock options with a weighted average exercise price of $16.03 and there was $0.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans. That expense is expected to be recognized over a weighted average period of 0.8 years. The total fair value of shares vested for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $3.2 million, $4.9 million and $4.1 million, respectively.

Restricted Stock

The Company grants restricted shares and restricted share units to certain domestic and international employees. These shares are subject to transfer restrictions and risk of forfeiture until earned by continued employment. These shares generally vest 50% on the second anniversary date from the date of grant and 50% on the third anniversary date from the date of grant.

The Company grants performance shares to certain of its employees, including the Company's executive officers. Performance shares are earned based on the achievement of certain profit or other targets aligned with the Company's strategy.

In 2014, the Company granted 1,291,487 market share units ("MSUs") to a group of key executives with an aggregate grant date fair value of $64.9 million as staking grants ("Staking Grants") and as part of an annual long-term incentive plan ("LTIP"). The Staking Grants have a grant date fair value of $54.8 million and vest 50% on the third anniversary of grant and 50% on the fifth anniversary of grant. The MSUs included in the LTIP represent a portion of the awards granted under that plan, have a grant date fair value of $10.1 million and vest 50% on each of the second and third anniversaries of the grant date. The MSUs issued as Staking Grants and as part of the LTIP have a minimum earnout of 30% of target. The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company's stock price over the vesting periods.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the year ended January 3, 2015, the following assumptions were used in determining fair value:

Valuation Assumptions:	Fiscal Year Ended January 3, 2015
Weighted-average fair value	$50.24
Expected volatility	52.3%
Dividend yield	—
Risk-free rate	1.68%
Weighted-average expected annual forfeiture	4.8%

The other portion of the LTIP consists of an award of 202,541 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company's Total Shareholder Return ("TSR") relative to the TSR of the S&P Mid-Cap 400 Index. The performance shares have a grant date fair value of $8.9 million that was calculated using a Monte Carlo simulation model. For the year ended January 3, 2015, the following assumptions were used in determining fair value:

Valuation Assumptions	Fiscal Year Ended January 3, 2015
Weighted-average fair value	$43.93
Expected volatility	44.2%
Dividend yield	—
Risk-free rate	0.66%
Weighted-average expected annual forfeiture	4.0%

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

Each of the Company's non-employee Directors received an annual grant of shares of common stock with a value of $100,000 as part of an annual retainer for serving on the Board of Directors, with the exception of the Chairman of the Board, who received an annual grant of shares of common stock with a value of $150,000. Retainer shares are non-transferable until the first anniversary of the grant, with 25% becoming transferable on each of the first and second anniversary of the grant and 50% becoming transferable on the third anniversary, subject to certain exceptions.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of award activity under the Company's restricted stock plans as of January 3, 2015 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at December 28, 2013	1,035,250	$14.93
Granted	1,637,778	48.05
Vested	(406,500)	17.01
Cancelled(a)	(546,954)	16.80

Nonvested stock at January 3, 2015	1,719,574	$45.39

Expected to vest as of January 3, 2015(b)	1,492,428	$45.42

(a)
Includes performance shares granted to a group of key executives with certain performance conditions, measured through December 2013 and a market and service condition through December 2014. These shares which were contingently issuable based on 2013 performance were deemed not earned and cancelled.

(b)
Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company's stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company's TSR relative to the TSR of the S&P Mid-Cap 400 Index.

The weighted average grant date fair value of restricted shares granted in the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $48.05, $21.79 and $11.91, respectively.

As of January 3, 2015, there was $48.6 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.7 years. The total fair value of shares vested during the years ended January 3, 2015, December 28, 2013 and December 29, 2012 was $6.9 million, $1.6 million and $2.3 million, respectively.

NOTE 15:  PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan for its eligible employees. This plan allows deferred arrangements under section 401(k) of the Internal Revenue Code and provides for employer-matching contributions. The plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2014, 2013 or 2012.

The Company's aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Operations, was $1.4 million, $1.3 million and $1.1 million for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be used exclusively for the participants under the plan, subject to the claims of the Company's general creditors.

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Fiscal Years Ended
In thousands, except per share data	January 3, 2015	December 28, 2013	December 29, 2012
Income (loss) from continuing operations	$76,726	$(32,165)	$(52,687)
Income (loss) from discontinued operations, net of income taxes	82,434	105,160	(21,818)

Net income (loss)	$159,160	$72,995	$(74,505)

Basic weighted average shares outstanding	126,264	121,057	109,292
Stock options and nonvested shares(a)(b)	755	—	—
Convertible Notes(c)	—	—	—

Diluted weighted average shares outstanding	127,019	121,057	109,292

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.61	$(0.27)	$(0.48)
Income (loss) from discontinued operations	0.65	0.87	(0.20)

Net income (loss)	$1.26	$0.60	$(0.68)

Diluted
Income (loss) from continuing operations	$0.60	$(0.27)	$(0.48)
Income (loss) from discontinued operations	0.65	0.87	(0.20)

Net income (loss)	$1.25	$0.60	$(0.68)

(a)
Because the Company incurred a loss from continuing operations for the years ended December 28, 2013 and December 29, 2012, outstanding stock options and nonvested shares are antidilutive. Accordingly, for the years ended December 28, 2013 and December 29, 2012, approximately 5.2 million and 5.8 million outstanding stock options, respectively, and approximately 0.5 million and 0.5 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 0.5 million and 1.2 million nonvested shares for the years ended December 28, 2013 and December 29, 2012, respectively, for which the performance criteria were not achieved.

(c)
Because the Company incurred a loss from continuing operations for the years ended December 28, 2013 and December 29, 2012, approximately 1.5 million and 12.3 million, respectively, potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such period and were excluded from the computation of diluted loss per share.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the sale of the Liz Claiborne brand name, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty-free license through July 2020 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the 2009 previously existing license between the Company and QVC; and (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel.

Other Expense, Net

Other expense, net primarily consisted of (i) foreign currency transaction (losses) gains of $(1.6) million, $(1.1) million and $1.3 million for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively; and (ii) equity in earnings of investments in equity investees.

Consolidated Statements of Cash Flows Supplementary Disclosures

During the years ended January 3, 2015, December 28, 2013 and December 29, 2012, net income tax refunds (payments) were $1.0 million, $2.4 million and $(1.1) million, respectively. During the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company made interest payments of $34.1 million, $43.6 million and $38.7 million, respectively. The Company received interest payments of $4.0 million for the year ended January 3, 2015. As of January 3, 2015, December 28, 2013 and December 29, 2012, the Company accrued capital expenditures totaling $9.8 million, $13.3 million and $7.7 million, respectively.

On February 3, 2014, the Company received a three-year $85.0 million note issued by Lucky Brand LLC (see Note 1 — Basis of Presentation), which is reflected in Note Receivable on the accompanying Condensed Consolidated Balance Sheet.

During 2013 holders of $19.9 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 5,634,179 shares of the Company's common stock.

During 2012, holders of $49.4 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 14,197,106 shares of the Company's common stock.

During 2013, the Company received net proceeds of $4.0 million from the sale of its noncontrolling interest in Mexx Lifestyle B.V. to Gores, which is reflected as Net proceeds from disposition on the accompanying Consolidated Statement of Cash Flows.

During 2014, the Company made business acquisition payments of $32.3 million related to the reacquisition of the KATE SPADE businesses in Southeast Asia (see Note 2 — Acquisitions and Note 23 — Subsequent Events).

During 2012, the Company made business acquisition payments of $41.0 million related to the KSJ Buyout.

NOTE 18:  SEGMENT REPORTING

In conjunction with the sale of Lucky Brand and the substantial completion of the Juicy Couture wind-down in the second quarter of 2014, the Company disaggregated its former KATE SPADE reportable segment into two reportable segments, KATE SPADE North America and KATE SPADE International. The Company operates its kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. The Company's Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company's

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities for which separate financial information is available and which is utilized on a regular basis by the Company's CODM to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of the Company's kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of the Company's kate spade new york, KATE SPADE SATURDAY and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale apparel and wholesale non-apparel operations of the licensed LIZWEAR brand and other brands; and (iii) the licensed LIZ CLAIBORNE NEW YORK brand.

The Company's Chief Executive Officer has been identified as the CODM. The Company's measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. The costs of all corporate departments that serve the respective segment are fully allocated. The Company does not allocate amounts reported below Operating income (loss) to its reportable segments, other than equity income (loss) in equity method investees. The Company's definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the Company's reportable segments are the same as those described in Note 1 — Basis of Presentation and Significant Accounting Policies. Sales are reported based on a destination basis. The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks.

	Net Sales	% to Total	Depreciation and Amortization Expense(a)	Adjusted EBITDA(b)	% of Sales	Segment Assets	Expenditures for Long- Lived Assets
Dollars in thousands
Fiscal Year Ended January 3, 2015
KATE SPADE North America	$891,766	78.3%	$31,905	$143,009	16.0%	$467,383	$76,707
KATE SPADE International	213,582	18.8%	13,904	810	0.4%	198,677	55,038
Adelington Design Group	33,255	2.9%	887	4,092	12.3%	18,671	476
Corporate and Other	—	—	7,742	(940)	—	241,607	—

Totals	$1,138,603	100.0%	$54,438				$132,221

Fiscal Year Ended
December 28, 2013
KATE SPADE North America	$597,748	74.4%	$23,961	$70,250	11.8%	$377,102	$58,089
KATE SPADE International	145,404	18.1%	8,476	(815)	(0.6)%	149,395	9,139
Adelington Design Group	60,219	7.5%	625	12,008	19.9%	22,130	363
Corporate and Other	—	—	5,718	(4,334)	—	428,884	—

Totals	$803,371	100.0%	$38,780				$67,591

Fiscal Year Ended
December 29, 2012
KATE SPADE North America	$411,507	75.5%	$21,364	$24,924	6.1%		$41,885
KATE SPADE International	50,418	9.3%	2,260	3,454	6.9%		47,115
Adelington Design Group	82,840	15.2%	958	17,694	21.4%		392
Corporate and Other	—	—	11,255	(4,332)	—		—

Totals	$544,765	100.0%	$35,837				$89,392

(a)
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, $5.2 million, $3.6 million and $9.7 million, respectively, of Corporate depreciation and amortization was recorded within Interest expense, net on the accompanying Consolidated Statements of Operations.

(b)
Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation to Income (loss) from continuing operations:

	Fiscal Years Ended
In thousands	January 3, 2015	December 28, 2013	December 29, 2012
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$143,009	$70,250	$24,924
KATE SPADE International(a)	810	(815)	3,454
Adelington Design Group	4,092	12,008	17,694
Other	(940)	(4,334)	(4,332)

Total Reportable Segments Adjusted EBITDA	146,971	77,109	41,740
Depreciation and amortization, net(b)	(48,441)	(35,088)	(25,641)
Charges due to streamlining initiatives(c), brand-exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net	(30,371)	(15,716)	(46,455)
Share-based compensation(d)	(37,270)	(7,269)	(6,911)
Equity loss included in Reportable Segments Adjusted EBITDA	2,583	1,179	1,245

Operating Income (Loss)	33,472	20,215	(36,022)
Other expense, net(a)	(4,033)	(2,062)	(325)
Impairment of cost investment	—	(6,109)	—
Gain on acquisition of subsidiary	—	—	40,065
Loss on extinguishment of debt	(16,914)	(1,707)	(9,754)
Interest expense, net	(20,178)	(47,065)	(51,612)
Benefit for income taxes	(84,379)	(4,563)	(4,961)

Income (Loss) from Continuing Operations	$76,726	$(32,165)	$(52,687)

(a)
Amounts include equity in the losses of equity method investees of $2.6 million, $1.2 million and $1.2 million in 2014, 2013 and 2012, respectively.

(b)
Excludes amortization included in Interest expense, net.

(c)
See Note 13 — Streamlining Initiatives for a discussion of streamlining charges.

(d)
Includes share-based compensation expense of $17.3 million and $2.8 million in 2014 and 2013, respectively, that was classified as restructuring.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOGRAPHIC DATA

Dollars in thousands	Net Sales	% to Total	Long-Lived Assets
Fiscal Year Ended January 3, 2015
Domestic	$899,475	79.0%	$254,597
International	239,128	21.0%	74,600

Total	$1,138,603	100.0%

Fiscal Year Ended December 28, 2013
Domestic	$648,406	80.7%	$211,602
International	154,965	19.3%	77,258

Total	$803,371	100.0%

Fiscal Year Ended December 29, 2012
Domestic	$493,556	90.6%
International	51,209	9.4%

Total	$544,765	100.0%

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the effects of foreign currency translation and gains on cash flow hedging derivatives, as detailed below:

In thousands	January 3, 2015	December 28, 2013
Cumulative translation adjustment, net of income taxes of $0	$(32,096)	$(21,862)
Gains on cash flow hedging derivatives, net of income taxes of $1,168 and $602, respectively	2,110	983

Accumulated other comprehensive loss, net of income taxes	$(29,986)	$(20,879)

The following table presents the change in each component of Accumulated other comprehensive loss, net of income taxes:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 29, 2012	$(10,074)	$—
Other comprehensive (loss) income before reclassification	(11,788)	1,805
Amounts reclassified from accumulated other comprehensive loss	—	(822)

Balance as of December 28, 2013	(21,862)	983
Other comprehensive (loss) income before reclassification	(10,234)	1,847
Amounts reclassified from accumulated other comprehensive loss	—	(720)

Balance as of January 3, 2015	$(32,096)	$2,110

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20:  RELATED PARTY TRANSACTIONS

In June 2011, the Company established a joint venture in China with E-Land Fashion China Holdings, Limited ("E-Land"). The joint venture is a Hong Kong limited liability company and its purpose is to market and distribute small leather goods and other fashion products and accessories in China under the kate spade brand. The joint venture operates under the name of KS China Co., Limited ("KSC") (see Note 23 — Subsequent Events). The Company accounted for its 40.0% interest in KSC under the equity method of accounting. The Company made capital contributions to KSC of $2.4 million, $5.5 million and $5.0 million and 2014, 2013 and 2012, respectively.

On November 20, 2009, the Company and Sanei established a joint venture under the name of KSJ. During the fourth quarter of 2012, the Company acquired the remaining 51.0% interest in KSJ (see Note 2 — Acquisition).

Kenneth P. Kopelman (a Director of the Company) is a partner in the law firm Kramer, Levin, Naftalis & Frankel LLP, which provided legal services to the Company in 2014, 2013 and 2012. The fees for such services were not significant in such periods. The foregoing transactions between the Company and this entity were effected on an arm's-length basis, with services provided at fair market value.

The Company believes that each of the transactions described above was effected on terms no less favorable to the Company than those that would have been realized in transactions with unaffiliated entities or individuals.

NOTE 21:  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, new accounting guidance on the reporting of discontinued operations was issued, which revises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 and will be applied to future disposal transactions.

In May 2014, new accounting guidance on the accounting for revenue recognition was issued, which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of the new guidance on its financial statements.

In June 2014, new accounting guidance on the accounting for share-based compensation was issued, which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This guidance further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the requisite service has already been rendered. This guidance is effective for interim and annual periods beginning on or after December 15, 2015. The adoption of the new guidance is not expected to affect the Company's financial position, results of operations or cash flows.

In August 2014, new accounting guidance on the disclosure of an entity's ability to continue as a going concern was issued, which requires disclosure regarding management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for the annual period ending after December 15, 2016, and

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for interim and annual periods thereafter. The adoption of the new guidance is not expected to affect the Company's financial position, results of operations or cash flows.

NOTE 22:  UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2014 and 2013 is set forth in the table below. Certain amounts related to the first quarter of 2014 and 2013 have been revised from those previously reported in the Company's Quarterly Report on Form 10-Q in order to present the results of Juicy Couture as discontinued operations.

	March		June		September		December
In thousands, except per share data	2014	2013	2014	2013	2014	2013	2014		2013
Net sales	$223,614	$156,449	$265,998	$178,881	$250,417	$192,612	$398,574		$275,429
Gross profit	136,823	98,096	155,910	110,478	157,314	118,222	230,224		169,794
(Loss) income from continuing operations	(38,408) (b)	(23,745) (c)	(13,983) (d)	(23,588) (e)	2,623 (f)	(14,165) (g)	126,494	(h)	29,333	(i)
Income (loss) from discontinued operations, net of income taxes	84,578	(28,429)	9,579	(19,549)	(11,753)	(2,701)	30		155,839

Net income (loss)	$46,170	$(52,174)	$(4,404)	$(43,137)	$(9,130)	$(16,866)	$126,524		$185,172

Basic earnings per share:(a)
(Loss) income from continuing operations	$(0.31)	$(0.20)	$(0.11)	$(0.20)	$0.02	$(0.12)	$0.99		$0.24
Income (loss) from discontinued operations	0.68	(0.24)	0.08	(0.16)	(0.09)	(0.02)	—		1.27

Net income (loss)	$0.37	$(0.44)	$(0.03)	$(0.36)	$(0.07)	$(0.14)	$0.99		$1.51

Diluted earnings per share:(a)
(Loss) income from continuing operations	$(0.31)	$(0.20)	$(0.11)	$(0.20)	$0.02	$(0.12)	$0.99		$0.23
Income (loss) from discontinued operations	0.68	(0.24)	0.08	(0.16)	(0.09)	(0.02)	—		1.25

Net income (loss)	$0.37	$(0.44)	$(0.03)	$(0.36)	$(0.07)	$(0.14)	$0.99		$1.48

Basic weighted average shares outstanding(a)	124,403	119,032	126,664	120,013	126,971	122,396	127,160		122,785
Diluted weighted average shares outstanding(a)	124,403	119,032	126,664	120,013	127,610	122,396	127,741		125,219

(a)
Because the Company incurred a loss from continuing operations in the first three quarters of 2013 and first two quarters of 2014, outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)
Included pretax expenses related to streamlining initiatives of $28.9 million.

(c)
Included pretax expenses related to streamlining initiatives of $2.9 million.

(d)
Included pretax expenses related to streamlining initiatives of $4.9 million.

(e)
Included pretax expenses related to streamlining initiatives of $1.4 million.

(f)
Included pretax expenses related to streamlining initiatives of $1.1 million.

(g)
Included a pretax credit related to streamlining initiatives of $1.0 million

(h)
Included pretax expenses related to streamlining initiatives of $7.1 million.

(i)
Included pretax expenses related to streamlining initiatives of $7.3 million.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23:  SUBSEQUENT EVENTS

In the first quarter of 2015, the Company and Walton Brown agreed to form two joint ventures focused on growing the Company's business in China and Hong Kong, Macau and Taiwan. Following the formation of the joint ventures, both Kate Spade Hong Kong, Limited, a wholly-owned subsidiary of the Company, and Walton Brown will own 50% of the shares of KSC and KS HMT Co., Limited, the holding company for the KATE SPADE businesses in Hong Kong, Macau and Taiwan.

With an equal partnership structure, the Company and Walton Brown will actively manage the business together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company will acquire E-Land's 60% interest in KSC for an aggregate payment of $36.0 million, comprised of approximately $10.0 million to acquire E-Land's interest in KSC and approximately $26.0 million to terminate related contracts and (ii) the Company will receive approximately $21.0 million from LCJG for their interests in the joint ventures, subject to adjustments. These transactions are expected to close in the first quarter of 2015. The Company will no longer consolidate the operations for the businesses in Hong Kong, Macau and Taiwan, which had net sales of approximately $34.0 million in 2014, and will account for its investments in the joint ventures under the equity method of accounting.

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company will be absorbing key elements of KATE SPADE SATURDAY's success into kate spade new york and discontinuing KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, KATE SPADE SATURDAY's 16 Company-owned and three partnered store locations are expected to be closed during the first half of 2015. The Company will also be closing JACK SPADE's 12 Company-owned stores during the first half of 2015. KATE SPADE SATURDAY's e-commerce site will remain active during the wind-down phase until the label is incorporated and reintroduced into the kate spade new york brand. The Company expects total restructuring charges of $32.0 – $39.0 million relating to these actions, including: (i) estimated contract assignment and termination costs of $21.0 – $25.0 million and (ii) estimated employee-related costs (including severance) of $4.0 – $5.0 million; and (iii) non-cash asset impairment charges of $7.0 – $9.0 million.

Kate Spade & Company

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
In thousands	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED JANUARY 3, 2015
Accounts receivable — allowance for doubtful accounts	$1,800	$1,189	$—	$1,273	(a)	$1,716
Allowance for returns	7,230	80,453	—	80,004		7,679
Allowance for discounts	32	208	—	166		74
Deferred tax valuation allowance	497,485	—	—	82,312		415,173
YEAR ENDED DECEMBER 28, 2013
Accounts receivable — allowance for doubtful accounts	$1,625	$229	$—	$54	(a)	$1,800
Allowance for returns	8,501	85,083	—	86,354		7,230
Allowance for discounts	533	371	—	872		32
Deferred tax valuation allowance	545,565	—	—	48,080		497,485
YEAR ENDED DECEMBER 29, 2012
Accounts receivable — allowance for doubtful accounts	$340	$1,555	$—	$270	(a)	$1,625
Allowance for returns	8,053	109,493	—	109,045		8,501
Allowance for discounts	569	3,626	—	3,662		533
Deferred tax valuation allowance	494,745	50,820	—	—		545,565

(a)
Uncollectible accounts written off, less recoveries.