Form 10-Q
period 2015-04-04
Kate Spade & Co
filed 2015-05-07
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 4, 2015

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at April 24, 2015 was 127,655,535 shares.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

April 4, 2015

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
•

our ability to optimize our product offerings, in order to anticipate and timely respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;

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
•

our ability to complete the wind-down of our KATE SPADE SATURDAY business, JACK SPADE retail store operations and our owned business in Brazil in a satisfactory manner and to manage the associated costs, including the impact on our relationships with our employees, vendors, distributors and landlords and unanticipated expenses and charges that may occur, such as litigation risk, including litigation regarding employment and workers’ compensation;

•	risks associated with the various businesses we have disposed, including compliance with our transition service requirements;
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
•

risks associated with having a buying/sourcing agreement which results in a single third party foreign buying/sourcing agent for a significant portion of our apparel products and transitioning buying/sourcing activities for our non-apparel products to an in-house model;

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

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2014 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 4, 2015	January 3, 2015	April 5, 2014
Assets
Current Assets:
Cash and cash equivalents	$212,649	$184,044	$128,477
Accounts receivable - trade, net	72,646	90,091	87,053
Inventories, net	182,503	158,241	210,110
Deferred income taxes	916	616	174
Other current assets	39,660	41,508	53,918
Assets held for sale	--	--	11,282
Total current assets	508,374	474,500	491,014

Property and Equipment, Net	168,037	174,072	155,783
Goodwill	49,355	64,798	71,914
Intangibles, Net	87,573	90,327	94,270
Deferred Income Taxes	53	56	56
Note Receivable	--	88,976	85,877
Other Assets	48,488	33,609	37,724
Total Assets	$861,880	$926,338	$936,638

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$12,472	$10,459	$5,322
Accounts payable	96,731	88,402	118,605
Accrued expenses	128,405	150,926	173,241
Income taxes payable	2,049	3,008	1,588
Liabilities held for sale	--	--	7,628
Total current liabilities	239,657	252,795	306,384

Long-Term Debt	399,245	400,284	390,273
Other Non-Current Liabilities	54,340	56,465	156,930
Deferred Income Taxes	17,627	17,183	16,742
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	205,103	199,100	181,538
Retained earnings	1,087,055	1,145,643	1,033,865
Accumulated other comprehensive loss	(31,054)	(29,986)	(19,574)
	1,437,541	1,491,194	1,372,266
Common stock in treasury, at cost 48,792,499, 49,065,798 and 49,900,684 shares	(1,286,530)	(1,291,583)	(1,305,957)
Total stockholders’ equity	151,011	199,611	66,309
Total Liabilities and Stockholders’ Equity	$861,880	$926,338	$936,638

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Three Months Ended
	April 4, 2015	April 5, 2014
	(13 Weeks)	(14 Weeks)

Net Sales	$255,316	$223,614

Cost of goods sold	100,589	86,791

Gross Profit	154,727	136,823

Selling, general & administrative expenses	191,853	163,750

Operating Loss	(37,126)	(26,927)

Other expense, net	(1,395)	(153)

Loss on settlement of note receivable	(9,873)	--

Interest expense, net	(3,364)	(9,522)

Loss Before Provision for Income Taxes	(51,758)	(36,602)

Provision for income taxes	1,801	1,806

Loss from Continuing Operations	(53,559)	(38,408)

Discontinued operations, net of income taxes	(1,662)	84,578

Net (Loss) Income	$(55,221)	$46,170

(Loss) Earnings per Share:
Basic and Diluted
Loss from Continuing Operations	$(0.42)	$(0.31)
Net (Loss) Income	$(0.43)	$0.37

Weighted Average Shares, Basic and Diluted	127,489	124,403

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2015	April 5, 2014
	(13 Weeks)	(14 Weeks)

Net (Loss) Income	$(55,221)	$46,170

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	(347)	1,685

Change in fair value of cash flow hedges, net of income taxes of $(399) and $(232), respectively	(721)	(380)

Comprehensive (Loss) Income	$(56,289)	$47,475

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2015 (13 Weeks)	April 5, 2014 (14 Weeks)
Cash Flows from Operating Activities:
Net (Loss) Income	$(55,221)	$46,170
Adjustments to arrive at loss from continuing operations	1,662	(84,578)
Loss from continuing operations	(53,559)	(38,408)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	12,461	11,828
Loss on asset disposals and impairments, including streamlining initiatives, net	6,949	890
Share-based compensation	6,003	20,224
Loss on settlement of note receivable	9,873	--
Foreign currency losses (gains), net	501	(874)
Other, net	559	307
Changes in assets and liabilities:
Decrease (increase) in accounts receivable – trade, net	16,798	(939)
Increase in inventories, net	(32,612)	(41,031)
Decrease (increase) in other current and non-current assets	3,429	(5,588)
Increase (decrease) in accounts payable	9,132	(1,257)
Decrease in accrued expenses and other non-current liabilities	(16,985)	(13,726)
Net change in income tax assets and liabilities	586	(1,060)
Net cash used in operating activities of discontinued operations	(6,457)	(28,956)
Net cash used in operating activities	(43,322)	(98,590)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	816	--
Purchases of property and equipment	(14,671)	(26,874)
Payments for purchases of businesses	--	(32,268)
Proceeds from sales of joint venture interests, net	18,966	--
Payments for joint venture interest	(10,000)	--
Payments for in-store merchandise shops	(482)	(774)
Net proceeds from settlement of note receivable	75,128	--
Other, net	(96)	72
Net cash (used in) provided by investing activities of discontinued operations	(49)	129,642
Net cash provided by investing activities	69,612	69,798

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

(In thousands)

(Unaudited)

	Three Months Ended
	April 4, 2015 (13 Weeks)	April 5, 2014 (14 Weeks)
Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	2,000	1,908
Repayment of Term Loan	(1,000)	--
Principal payments under capital lease obligations	(110)	(98)
Proceeds from exercise of stock options	2,406	30,336
Payment of deferred financing fees	(443)	(982)
Net cash provided by financing activities	2,853	31,164

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(538)	(533)

Net Change in Cash and Cash Equivalents	28,605	1,839
Cash and Cash Equivalents at Beginning of Period	184,044	130,222
Cash and Cash Equivalents at End of Period	212,649	132,061
Less: Cash and Cash Equivalents Held for Sale	--	3,584
Cash and Cash Equivalents	$212,649	$128,477

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands, except per share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Kate Spade & Company and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K. Information presented as of January 3, 2015 is derived from audited financial statements.

The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•	KATE SPADE North America segment (*) – consists of the Company’s kate spade new york and JACK SPADE brands in North America.
•	KATE SPADE International segment (*) – consists of the Company’s kate spade new york and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).
•

Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale operations of the licensed LIZWEAR brand; and (iii) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) As discussed further below, the Company plans to complete the closure of KATE SPADE SATURDAY as a standalone business by the end of the third quarter of 2015.

In the first quarter of 2015, the Company and Walton Brown, a subsidiary of The Lane Crawford Joyce Group (“LCJG”), formed two joint ventures focused on growing the Company’s business in Greater China. Following the formation of the joint ventures, both Kate Spade Hong Kong, Limited, a wholly-owned subsidiary of the Company, and Walton Brown own 50.0% of the shares of KS China Co., Limited (“KSC”) and KS HMT Co., Limited (“KS HMT”), the holding company for the KATE SPADE businesses in Hong Kong, Macau and Taiwan.

With an equal partnership structure, the Company and Walton Brown actively manage the business together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company acquired a 60.0% interest in KSC (in which the Company already owned a 40.0% interest) from E-Land Fashion China Holdings Limited (“E-Land”), its former partner in China, for an aggregate payment of $36.0 million, comprised of $10.0 million to acquire E-Land’s interest in KSC and $26.0 million to terminate related contracts and (ii) the Company received $21.0 million from LCJG for their 50.0% interests in the joint ventures, subject to adjustments. As a result, the Company no longer consolidates the operations for the businesses in Hong Kong, Macau and Taiwan, which it acquired on February 5, 2014 and had net sales of approximately $34.0 million in 2014 and $6.4 million in 2015, through the transaction date (see Note 2 – Acquisition). The Company accounts for its investments in the joint ventures under the equity method of accounting (see Note 14 – Additional Financial Information). Upon closing of the KS HMT joint venture, $16.0 million of goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan and $14.0 million of net assets were reclassified to Investment in unconsolidated subsidiary. The Company concluded the carrying values of the assets and liabilities for Hong Kong, Macau and Taiwan approximated fair value, due in part to the recent acquisition of those territories from Globalluxe.  Accordingly, no gain or loss was recorded on formation of KS HMT. The $26.0 million charge to terminate contracts associated with the KSC joint venture is recorded in Selling, general & administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company is absorbing key elements of KATE SPADE SATURDAY’s success into kate spade new york and discontinuing KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, the remainder of KATE SPADE SATURDAY’s Company-owned and three partnered store locations are expected to be closed by the end of the third quarter of 2015. The Company is also closing the remainder of JACK SPADE’s Company-owned stores by the end of the third quarter of 2015. These initiatives do not represent a strategic shift in the Company’s operations and therefore will not be reported as discontinued operations.

On February 3, 2014, the Company sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. (“Lucky Brand”) to LBD Acquisition Company, LLC (“LBD Acquisition”), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P. (“Leonard Green”), for an aggregate payment of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the “Lucky Brand Note”) issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC (“Lucky Brand LLC”) at closing, subject to working capital and other adjustments. On March 4, 2015, the Company and Lucky Brand LLC entered into a transfer and settlement agreement (the “Lucky Brand Note Agreement”) to settle the Lucky Brand Note in full, prior to its maturity. Pursuant to the terms of the Lucky Brand Note Agreement, Lucky Brand LLC paid the Company $81.0 million to settle the principal balance of the Lucky Brand Note and related unpaid interest. Giving effect to the Lucky Brand Note Agreement, since the date of issuance, the Company collected aggregate principal and interest under the Lucky Brand Note of $89.0 million. The transactions contemplated by the Lucky Brand Note Agreement closed on March 4, 2015, and the Company recognized a $9.9 million loss on the settlement of the Lucky Brand Note in the first quarter of 2015.

On November 6, 2013, the Company completed the sale of its Juicy Couture brandname and related intellectual property assets (the “Juicy Couture IP”) to an affiliate of Authentic Brands Group (“ABG”) for a total purchase price of $195.0 million. An additional payment may be payable to the Company in an amount of up to $10.0 million if certain conditions regarding future performance are achieved. The Juicy Couture IP was licensed back to the Company until December 31, 2014 to accommodate the wind-down of operations. Juicy Couture paid guaranteed minimum royalties to ABG of $10.0 million during the term of the wind-down license. On March 29, 2014, the Company entered into an agreement to sell its Juicy Couture business in Europe to an operating partner of ABG for $8.6 million, subject to working capital adjustments. The assets and liabilities of the Juicy Couture business in Europe were segregated and reported as held for sale as of April 5, 2014 (see Note 3 – Discontinued Operations). The transaction closed on April 7, 2014.

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2015 fiscal year, ending January 2, 2016, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter. The 2014 fiscal year, ending January 3, 2015, reflects a 53-week period, resulting in a 14-week, three-month period for the first quarter.

PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated Financial Statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner throughout all periods presented. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2015, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 4, 2015, the first day of the Company’s 2015 fiscal year, the Company adopted new accounting guidance on the reporting of discontinued operations, which revised the threshold for a disposal to qualify as a discontinued operation and required new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.

2.    ACQUISITION

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited (“Globalluxe”) for a purchase price of $32.3 million, including $2.3 million for working capital and other previously agreed adjustments. The Company’s distribution partner operates the KATE SPADE businesses in Singapore, Malaysia, Indonesia and Thailand through distribution agreements and funded approximately $1.5 million to Globalluxe to acquire operating assets in those regions. Globalluxe and its distribution partners operated six stores and one concession in Hong Kong, one concession in Taiwan, one store in Macau, two stores and one concession in Singapore, two stores in Malaysia, three stores and one concession in Indonesia, and two stores and six concessions in Thailand. Prior to the acquisition from Globalluxe, the Company maintained wholesale distribution to Globalluxe. Following the transaction, the Company maintains wholesale distribution to distributors who operate the businesses in Singapore, Malaysia, Indonesia and Thailand. From the date of the acquisition, the Company directly owned and operated the businesses in Hong Kong, Macau and Taiwan and continued to do so until the conversion of those businesses to a joint venture with Walton Brown in the first quarter of 2015.

The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets was reflected as goodwill. Accordingly, the Company recorded $21.8 million of goodwill, which was reflected in the KATE SPADE International reportable segment until the businesses in Hong Kong, Macau and Taiwan were converted to the joint venture with Walton Brown, at which time $16.0 million of such goodwill was reclassified to Investment in unconsolidated subsidiary.

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

In thousands
Assets acquired:
Current assets	$3,549
Property and equipment, net	1,267
Goodwill and intangibles, net (a)	26,592
Other assets	860
Total assets acquired	$32,268

(a)       In the first quarter of 2015, $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan was reclassified to Investment in unconsolidated subsidiary upon closing of the KS HMT joint venture with Walton Brown (see Note 1 – Basis of Presentation).

The following table presents details of the acquired intangible assets:

In thousands	Useful Life	Estimated Fair Value
Reacquired distribution rights	1.7 years	$4,500
Retail customer list	3 years	256

3.    DISCONTINUED OPERATIONS

The components of Assets held for sale and Liabilities held for sale related to the Juicy Couture business in Europe were as follows:

In thousands	April 5, 2014
Assets held for sale:
Cash and cash equivalents	$3,584
Accounts receivable – trade, net	1,400
Inventories, net	2,618
Property and Equipment, net	601
Other assets	3,079
Assets held for sale	$11,282
Liabilities held for sale:
Accounts payable	$4,017
Accrued expenses	1,039
Other liabilities	2,572
Liabilities held for sale	$7,628

The Company completed the sale of Lucky Brand in February in 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax (charges) income of $(0.7) million and $105.3 million during the three months ended April 4, 2015 and April 5, 2014, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Three Months Ended
	April 4, 2015	April 5, 2014
In thousands	(13 Weeks)	(14 Weeks)

Net sales	$208	$150,585

(Loss) income before provision for income taxes	$(866)	$(20,040)
Provision for income taxes	54	638
(Loss) income from discontinued operations, net of income taxes	$(920)	$(20,678)

(Loss) gain on disposal of discontinued operations, net of income taxes	$(742)	$105,256

For the three months ended April 4, 2015 and April 5, 2014, the Company recorded charges of $0.3 million and $12.3 million, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

4.    STOCKHOLDERS’ EQUITY

Activity for the three months ended April 4, 2015 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of January 3, 2015	$199,100	$1,145,643	$(1,291,583)
Net loss	--	(55,221)	--
Exercise of stock options	--	(1,845)	4,251
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(1,522)	802
Share-based compensation	6,003	--	--
Balance as of April 4, 2015	$205,103	$1,087,055	$(1,286,530)

Activity for the three months ended April 5, 2014 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 28, 2013	$155,984	$1,020,633	$(1,364,657)
Net income	--	46,170	--
Exercise of stock options	--	(24,111)	54,447
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(8,827)	4,253
Share-based compensation	25,554	--	--
Balance as of April 5, 2014	$181,538	$1,033,865	$(1,305,957)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	April 4, 2015	January 3, 2015	April 5, 2014
Cumulative translation adjustment, net of income taxes of $0	$(32,443)	$(32,096)	$(20,177)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $769, $1,168 and $370, respectively	1,389	2,110	603
Accumulated other comprehensive loss, net of income taxes	$(31,054)	$(29,986)	$(19,574)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended April 4, 2015:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of January 3, 2015	$(32,096)	$2,110
Other comprehensive income (loss) before reclassification	(347)	(373)
Amounts reclassified from accumulated other comprehensive income	--	(348)
Net current-period other comprehensive loss	(347)	(721)
Balance as of April 4, 2015	$(32,443)	$1,389

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended April 5, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of December 28, 2013	$(21,862)	$983
Other comprehensive income (loss) before reclassification	1,685	(141)
Amounts reclassified from accumulated other comprehensive income	--	(239)
Net current-period other comprehensive income (loss)	1,685	(380)
Balance as of April 5, 2014	$(20,177)	$603

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	April 4, 2015	January 3, 2015	April 5, 2014
Raw materials and work in process	$238	$538	$1,569
Finished goods	182,265	157,703	208,541
Total inventories, net	$182,503	$158,241	$210,110

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	April 4, 2015	January 3, 2015	April 5, 2014
Land and buildings	$9,300	$9,300	$9,300
Machinery and equipment	137,205	140,189	170,382
Furniture and fixtures	62,342	61,694	84,107
Leasehold improvements	118,529	122,029	179,620
	327,376	333,212	443,409
Less: Accumulated depreciation and amortization	159,339	159,140	287,626
Total property and equipment, net	$168,037	$174,072	$155,783

Depreciation and amortization expense on property and equipment for the three months ended April 4, 2015 and April 5, 2014 was $9.2 million and $9.0 million, respectively, which included depreciation for property and equipment under capital leases of $0.2 million. Property and equipment under capital leases was $9.3 million as of April 4, 2015, January 3, 2015 and April 5, 2014.

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	April 4, 2015	January 3, 2015	April 5, 2014

Amortized intangible assets:
Gross carrying amount:
Owned trademarks (a)	--	$467	$467	$2,000
Customer relationships	12 years	7,176	7,422	7,545
Merchandising rights	4 years	11,535	12,012	6,856
Reacquired rights	2 years	14,491	14,371	16,037
Other	4 years	2,322	2,322	2,322
Subtotal		35,991	36,594	34,760
Accumulated amortization:
Owned trademarks		(467)	(467)	(200)
Customer relationships		(4,855)	(4,769)	(4,245)
Merchandising rights		(4,556)	(4,108)	(2,918)
Reacquired rights		(11,198)	(9,604)	(5,898)
Other		(2,242)	(2,219)	(2,129)
Subtotal		(23,318)	(21,167)	(15,390)
Net:
Owned trademarks		--	--	1,800
Customer relationships		2,321	2,653	3,300
Merchandising rights		6,979	7,904	3,938
Reacquired rights		3,293	4,767	10,139
Other		80	103	193
Total amortized intangible assets, net		12,673	15,427	19,370

Unamortized intangible assets:
Owned trademarks		74,900	74,900	74,900
Total intangible assets		$87,573	$90,327	$94,270

Goodwill (b)		$49,355	$64,798	$71,914

(a)              The change in the balance reflected a non-cash impairment charge of $1.5 million related to the TRIFARI trademark recorded in the fourth quarter of 2014.

(b)             The decrease in the balance compared to April 5, 2014 primarily reflected the reclassification of $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan to Investment in unconsolidated subsidiary in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 1 – Basis of Presentation and Note 2 - Acquisition).

Amortization expense of intangible assets was $2.3 million and $2.2 million for the three months ended April 4, 2015 and April 5, 2014, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2015	$7.6
2016	2.5
2017	2.1
2018	1.4
2019	0.4

The changes in carrying amount of goodwill for the three months ended April 4, 2015 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of January 3, 2015	$63,483	$1,315	$64,798
Reclassification of goodwill to Investment in unconsolidated subsidiary (a)	(16,009)	--	(16,009)
Translation adjustment	640	(74)	566
Balance as of April 4, 2015	$48,114	$1,241	$49,355

(a)   Represents the reclassification of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan to Investment in unconsolidated subsidiary in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 1 – Basis of Presentation and Note 2 – Acquisition).

The changes in carrying amount of goodwill for the three months ended April 5, 2014 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of December 28, 2013	$47,664	$1,447	$49,111
Acquisition of existing KATE SPADE businesses in Southeast Asia	21,836	--	21,836
Translation adjustment	1,003	(36)	967
Balance as of April 5, 2014	$70,503	$1,411	$71,914

8.    INCOME TAXES

During the first quarter of 2015 and 2014, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the three months ended April 4, 2015 and April 5, 2014 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom, Canada and Brazil. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2010 and, with a few exceptions, this applies to tax examinations by state authorities as well. Although the years before 2010 are considered to be closed, the IRS and other taxing authorities can also subject the Company’s net operating loss carryforwards to further review when such net operating loss carryforwards are utilized.

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $0.9 million and $3.1 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of April 4, 2015, uncertain tax positions of $9.2 million exist, which would provide an effective rate impact in the future if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	April 4, 2015	January 3, 2015	April 5, 2014
10.5 % Senior Secured Notes, due April 2019 (a)	$--	$--	$381,799
Term Loan credit facility, due April 2021 (a)(b)	395,242	396,158	--
Revolving credit facility	8,000	6,000	4,900
Capital lease obligations	8,475	8,585	8,896
Total debt	411,717	410,743	395,595
Less: Short-term borrowings (c)	12,472	10,459	5,322
Long-term debt	$399,245	$400,284	$390,273

(a)              The Senior Notes were refinanced in the second quarter of 2014 with proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”).

(b)             The balance as of April 4, 2015 and January 3, 2015 included an unamortized debt discount of $1.8 million.

(c)              At April 4, 2015 and January 3, 2015, the balance consisted of $4.0 million of Term Loan amortization payments, outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) and obligations under capital leases. At April 5, 2014, the balance consisted of outstanding borrowings under the ABL Facility and obligations under capital leases.

Senior Notes

On April 7, 2011, the Company completed an offering of $220.0 million principal amount of 10.5% Senior Secured Notes due April 2019 (the “Original Notes,” together with the June 2012 issuance of $152.0 million aggregate principal amount of 10.5% Senior Notes (the “Additional Notes”), the “Senior Notes”). The Company used the net proceeds of $212.9 million from such issuance of the Original Notes primarily to fund a tender offer of then outstanding 128.5 million euro aggregate principal amount of 5.0% Euro Notes due July 8, 2013 (the “Euro Notes”) on April 8, 2011. The remaining proceeds were used for general corporate purposes. On June 8, 2012, the Company completed the offering of the Additional Notes, at 108.25% of par value. The Company used a portion of the net proceeds of $160.6 million from the offering of the Additional Notes to repay outstanding borrowings under its ABL Facility and to fund the redemption of 52.9 million euro aggregate principal amount of Euro Notes on July 12, 2012. The Company used the remaining proceeds to fund a portion of the acquisition of a 51.0% interest in Kate Spade Japan Co. Ltd (“KSJ”).

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

Term Loan

On April 10, 2014, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provides for the Term Loan in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan was funded on May 12, 2014, and the Company used $354.8 million of the net proceeds of $392.0 million from the Term Loan to redeem the Company’s remaining outstanding Senior Notes on May 12, 2014, as discussed above. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by certain of the Company’s restricted subsidiaries (the “Guarantors”), which include (i) all of the Company’s existing material domestic restricted subsidiaries, (ii) all future wholly owned restricted subsidiaries of the Company (other than foreign subsidiaries, CFCs, CFC holding companies and subsidiaries of any of the foregoing and certain immaterial subsidiaries) and (iii) all future non-wholly owned restricted subsidiaries of the Company that guarantee capital markets debt securities or term indebtedness of the Company or any Guarantor.

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

As of April 4, 2015, availability under the Company’s ABL Facility was as follows:

In thousands	Total Facility	(a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$200,000		$218,632	$8,000	$10,690	$181,310	$161,310

(a)       Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.

(b)       Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company’s capital lease obligations of $8.5 million, $8.6 million and $8.9 million as of April 4, 2015, January 3, 2015 and April 5, 2014, respectively, included $0.5 million, $0.5 million and $0.4 million within Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	April 4, 2015	January 3, 2015	April 5, 2014
Financial Assets:
Derivatives	$2,642	$3,193	$1,052
Financial Liabilities:
Derivatives	$(258)	$--	$--

The fair values of the Company’s Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments included volatilities, discount rates and estimated credit losses.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Total Losses for the Three Months Ended
In thousands	April 4, 2015	Level 1	Level 2	Level 3	April 4, 2015
Property and equipment	$160	$--	$--	$160	$3,356

As a result of the Company’s decision to close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores (see Note 12 – Streamlining Initiatives) and no longer directly operate its Company-owned stores in Brazil (see Note 12 – Streamlining Initiatives and Note 19 – Subsequent Events), the Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 4, 2015		January 3, 2015		April 5, 2014
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
10.5% Senior Secured Notes due April 2019 (a)	$--	$--	$--	$--	$392,460	$381,799
Term Loan credit facility, due April 2021(a)	396,629	395,242	384,786	396,158	--	--
Revolving credit facility (b)	8,000	8,000	6,000	6,000	4,900	4,900

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

As of January 3, 2015, the carrying amount of the Lucky Brand Note was $89.0 million, including initial principal of $85.0 million and accrued payment in kind of $4.0 million. In evaluating its fair value, the Company considered various facts and circumstances, including (i) known changes in market values of comparable instruments in active markets; (ii) the inability to transfer the Lucky Brand Note and the lack of an active market to do so; and (iii) entity specific factors related to the issuer of the Lucky Brand Note including the absence of any factors that would suggest that the counterparty may be unable to meet its obligations under the terms of the Lucky Brand Note. Based on those factors and the inherent subjectivity in evaluating fair value of the Lucky Brand Note and similar instruments, the Company concluded that providing a range of fair value was appropriate. The Company determined the range of fair value of the Lucky Brand Note, including accrued payment in kind, to be between $79.0 million and $89.0 million. The low end of such range was determined using two methods. The Company reviewed the average change in fair value of comparable instruments in active markets and also estimated an implied discount based on the non-transferrable nature of the Lucky Brand Note. The high end of the range considered entity specific circumstances and assumed Lucky Brand LLC would pay the Lucky Brand Note in full.

As of April 5, 2014, the estimated fair value of the Lucky Brand Note approximated its carrying value.

11.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited (“Li & Fung”) currently acts as a global buying/sourcing agent. The Company pays Li & Fung an agency commission based on the cost of product purchases using Li & Fung as its buying/sourcing agent. The Company is obligated to use Li & Fung as its buying/sourcing agent for a minimum value of apparel inventory purchases each year. In the first quarter of 2015, the Company amended its buying/sourcing agency agreement with Li & Fung, which included a reduction of the annual minimum value of inventory purchases and a change in the commission rates for certain products, with an initial term through March 31, 2018. The Company’s agreement with Li & Fung is not exclusive.

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 151 such leases. As of April 4, 2015, the future aggregate payments under these leases amounted to $119.3 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of April 4, 2015, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In millions
2015	$1,535
2016	2,089
2017	2,141
2018	2,194
2019	2,247
Thereafter	13,081
Total	23,287
Less: Amounts representing interest and executory costs	(14,812)
Net present values	8,475
Less: Capital lease obligations included in short-term debt	(472)
Long-term capital lease obligations	$8,003

Other

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

12.    STREAMLINING INITIATIVES

2015 Actions

In the second quarter of 2015, the Company announced that it signed a new distribution agreement for its operations in Latin America, including in Brazil, which will leverage the network of its new partner. As part of these actions, the Company will no longer operate directly in Brazil and will close or transition its stores to a partner in a phased approach during 2015. The Company recorded non-cash asset impairment charges in the first quarter of 2015 and expects to incur additional charges for contract termination costs, severance and other costs related during the remainder of 2015 (see Note 19 – Subsequent Events).

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company is absorbing key elements of KATE SPADE SATURDAY’s success into kate spade new york and discontinuing KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, the remainder of KATE SPADE SATURDAY’s Company-owned and three partnered store locations are expected to be closed by the end of the third quarter of 2015. The Company is also closing the remainder of JACK SPADE’s Company-owned stores by the end of the third quarter of 2015. These actions resulted in restructuring charges related to contract assignment and termination costs, severance and non-cash asset impairment charges and are expected to be substantially completed in the second quarter of 2015.

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

For the three months ended April 4, 2015, the Company recorded pretax charges totaling $18.9 million related to these initiatives. The Company expects to pay approximately $17.8 million of accrued streamlining costs in the next 12 months. For the three months ended April 5, 2014, the Company recorded pretax charges of $28.9 million related to these initiatives, including $27.6 million of payroll and related costs, $1.0 million of contract termination costs, and $0.3 million of other costs. Approximately $6.4 million and $16.4 million of these charges were non-cash during the three months ended April 4, 2015 and April 5, 2014, respectively.

For the three months ended April 4, 2015 and April 5, 2014, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Other as follows:

	Three Months Ended
In thousands	April 4, 2015 (13 Weeks)	April 5, 2014 (14 Weeks)
KATE SPADE North America	$11,943	$2,097
KATE SPADE International	3,057	--
Adelington Design Group	1,333	103
Other (a)	2,541	26,731
Total	$18,874	$28,931

(a)       Other consists of unallocated corporate restructuring costs and Juicy Couture and Lucky Brand restructuring charges principally related to distribution functions that are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at January 3, 2015	$2,080	$987	$--	$6,830	$9,897
2015 provision (a)	7,902	4,788	6,152	32	18,874
2015 asset write-downs	--	--	(6,152)	--	(6,152)
Translation difference	6	--	--	(5)	1
2015 spending (a)	(2,781)	(98)	--	(1,155)	(4,034)
Balance at April 4, 2015 (b)	$7,207	$5,677	$--	$5,702	$18,586

(a)       Payroll and related costs and spending include $0.2 million of non-cash share-based compensation expense.

(b)       The balance in other costs at April 4, 2015 includes $5.6 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Three Months Ended
In thousands	April 4, 2015 (13 Weeks)	April 5, 2014 (14 Weeks)
Loss from continuing operations	$(53,559)	$(38,408)
(Loss) income from discontinued operations, net of income taxes	(1,662)	84,578
Net (loss) income	$(55,221)	$46,170

Basic weighted average shares outstanding	127,489	124,403
Stock options and nonvested shares (a)	--	--
Diluted weighted average shares outstanding	127,489	124,403

(Loss) Earnings per share:
Basic and Diluted
Loss from continuing operations	$(0.42)	$(0.31)
(Loss) income from discontinued operations	$(0.01)	$0.68
Net (loss) income	$(0.43)	$0.37

(a)       Because the Company incurred a loss from continuing operations for the three months ended April 4, 2015 and April 5, 2014, approximately 1.0 million and 1.7 million outstanding stock options and approximately 2.1 million and 1.7 million outstanding nonvested shares were considered antidilutive for such periods, and excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the three months ended April 4, 2015 and April 5, 2014, net income tax payments were $1.2 million and $2.9 million, respectively. During the three months ended April 4, 2015 and April 5, 2014, the Company made interest payments of $4.2 million and $0.7 million, respectively. The Company received interest payments of $9.4 million for the three months ended April 4, 2015, including outstanding interest and payment in kind under the Lucky Brand Note. As of April 4, 2015, January 3, 2015 and April 5, 2014, the Company accrued capital expenditures totaling $6.0 million, $9.8 and $8.9 million, respectively.

On February 3, 2014, the Company received a three-year $85.0 million note issued by Lucky Brand LLC, which was reflected in Note Receivable on the accompanying Condensed Consolidated Balance Sheet prior to its redemption in the first quarter of 2015 (see Note 1 – Basis of Presentation).

During 2014, the Company made business acquisition payments of $32.3 million related to the reacquisition of the KATE SPADE businesses in Southeast Asia (see Note 2 – Acquisition).

Related Party Transactions

The Company’s equity in losses of its equity investees was $(0.7) million and $(0.3) million in the first quarter of 2015 and 2014, respectively. As of April 4, 2015, January 3, 2015 and April 5, 2014, the Company recorded $28.0 million, $9.2 million and $9.1 million, respectively, related to its investments in unconsolidated subsidiaries, which were included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

15.    SEGMENT REPORTING

The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•                  KATE SPADE North America segment – consists of the Company’s kate spade new york and JACK SPADE brands in North America.

•                  KATE SPADE International segment – consists of the Company’s kate spade new york and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale operations of the licensed LIZWEAR brand; and (iii) the licensed LIZ CLAIBORNE NEW YORK brand.

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with the Company’s former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. The Company does not allocate amounts reported below Operating income (loss) to its reportable segments, other than equity income (loss) in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 – Basis of Presentation. Sales are reported based on a destination basis. The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks.

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended April 4, 2015 (13 Weeks)
KATE SPADE North America	$195,586	76.6%	$18,072	9.2%
KATE SPADE International	52,468	20.6%	4,989	9.5%
Adelington Design Group	7,262	2.8%	1,678	23.1%
Totals	$255,316	100.0%

Three Months Ended April 5, 2014 (14 Weeks)
KATE SPADE North America	$163,753	73.2%	$16,244	9.9%
KATE SPADE International	53,375	23.9%	1,475	2.8%
Adelington Design Group	6,486	2.9%	(392)	(6.0)%
Other (a)	--	--%	(64)	--%
Totals	$223,614	100.0%

(a)  Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

The following tables provide a reconciliation to Loss from Continuing Operations:

	Three Months Ended
In thousands	April 4, 2015 (13 Weeks)	April 5, 2014 (14 Weeks)
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$18,072	$16,244
KATE SPADE International (a)	4,989	1,475
Adelington Design Group	1,678	(392)
Other (b)	--	(64)
Total Reportable Segments Adjusted EBITDA	24,739	17,263
Depreciation and amortization, net (c)	(11,546)	(11,137)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(19,054)	(13,127)
Joint venture contract termination fee	(26,000)	--
Share-based compensation (e)	(6,003)	(20,224)
Equity loss included in Reportable Segments Adjusted EBITDA	738	298
Operating Loss	(37,126)	(26,927)
Other expense, net (a)	(1,395)	(153)
Loss on settlement of note receivable	(9,873)	--
Interest expense, net	(3,364)	(9,522)
Provision for income taxes	1,801	1,806
Loss from Continuing Operations	$(53,559)	$(38,408)

(a)  Amounts include equity in the losses of the Company’s equity method investees of $0.7 million and $0.3 million for the three months ended April 4, 2015 and April 5, 2014, respectively.

(b)    Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)    Excludes amortization included in Interest expense, net.

(d)    See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

(e)    Includes share-based compensation expense of $0.2 million and $16.4 million in 2015 and 2014, respectively, that was classified as restructuring.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Three Months Ended April 4, 2015 (13 Weeks)
Domestic	$197,584	77.4%
International	57,732	22.6%
Total	$255,316	100.0%

Three Months Ended April 5, 2014 (14 Weeks)
Domestic	$167,493	74.9%
International	56,121	25.1%
Total	$223,614	100.0%

There were no significant changes in segment assets during the three months ended April 4, 2015.

16.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by KSJ. As of April 4, 2015, the Company had forward contracts maturing through June 2016 to sell 3.6 billion yen for

$31.6 million. The Company also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of April 4, 2015, the Company had forward contracts to sell 4.0 billion yen for $33.4 million maturing through June 2015. Transaction losses of $(0.4) million and $(0.6) million related to these derivative instruments were reflected within Other expense, net for the three months ended April 4, 2015 and April 5, 2014, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 4, 2015	Other current assets	$42,132	$2,642	Accrued expenses	$10,180	$10
January 3, 2015	Other current assets	39,100	3,066	Accrued expenses	--	--
April 5, 2014	Other current assets	12,750	609	Accrued expenses	7,850	--

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 4, 2015	Other current assets	$--	$--	Accrued expenses	$33,370	$248
January 3, 2015	Other current assets	33,350	127	Accrued expenses	--	--
April 5, 2014	Other current assets	39,154	443	Accrued expenses	--	--

The following table summarizes the effect of foreign currency exchange contracts designated as hedging instruments on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount Recognized in Operations on Derivative (Ineffective Portion)
Three months ended April 4, 2015 (13 weeks)	$ (579)	Cost of goods sold	$ 541	$ --
Three months ended April 5, 2014 (14 weeks)	(227)	Cost of goods sold	385	--

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

Compensation expense related to the Company’s share-based payment awards totaled $6.0 million, which included $0.2 million that was classified as restructuring, for the three months ended April 4, 2015.

During 2014, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company’s share-based payment awards totaled $20.2 million, which included $16.4 million that was classified as restructuring, for the three months ended April 5, 2014.

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

Three Months Ended
Valuation Assumptions:	April 4, 2015
Weighted-average fair value of options granted	$16.39
Historic volatility	76.5%
Weighted-average volatility	58.7%
Expected term (in years)	4.2
Dividend yield	—
Risk-free rate	1.88%
Expected annual forfeiture	15.28%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option. The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2015. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under stock option plans as of April 4, 2015 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 3, 2015	1,030,969	$11.25	3.9	$21,613
Granted	161,650	35.30
Exercised	(228,000)	10.55		5,510
Outstanding at April 4, 2015	964,619	$15.44	4.4	$17,614

Vested or expected to vest at April 4, 2015	897,288	$14.06	4.2	$17,531

Exercisable at April 4, 2015	539,404	$7.16	3.2	$14,143

As of April 4, 2015, there were approximately 0.4 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $25.95.

As of April 4, 2015, there was $3.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the three month periods ended April 4, 2015 and April 5, 2014 was $1.4 million.

Restricted Stock

In the first quarter of 2015, the Company granted 76,003 market share units (“MSUs”) to a group of key executives with an aggregate grant date fair value of $3.8 million and vest 50% on each of the second and third anniversaries of the grant date as part of an annual long-term incentive plan (“LTIP”). The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods.

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the three months ended April 4, 2015, the following assumptions were used in determining fair value:

Three Months Ended
Valuation Assumptions:	April 4, 2015
Weighted-average fair value	$49.39
Expected volatility	41.8%
Dividend yield	—
Risk-free rate	1.06%
Weighted-average expected annual forfeiture	3.8%

The other portion of the LTIP consists of an award of 230,899 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the S&P Mid-Cap 400 Index as well as an earnings based performance condition. The performance shares have a grant date fair value of $8.8 million that was calculated using a Monte Carlo simulation model. For the three months ended April 4, 2015, the following assumptions were used in determining fair value:

Three Months Ended
Valuation Assumptions:	April 4, 2015
Weighted-average fair value	$38.37
Expected volatility	41.6%
Dividend yield	—
Risk-free rate	1.00%
Weighted-average expected annual forfeiture	3.9%

A summary of award activity under restricted stock plans as of April 4, 2015 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 3, 2015	1,719,574	$45.39
Granted	497,452	38.85
Vested	(47,000)	14.29
Cancelled	(72,806)	45.22
Nonvested stock at April 4, 2015	2,097,220	$44.54

Expected to vest as of April 4, 2015 (a)	1,807,740	$44.80

(a)       Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of April 4, 2015, there was $57.2 million of total unrecognized compensation cost related to non vested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the three month periods ended April 4, 2015 and April 5, 2014 was $0.7 million and $6.4 million, respectively.

18.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, new accounting guidance on the reporting of interest was issued, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

In January 2015, new accounting guidance was issued which removes the concept of extraordinary items from US GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate presentation (and corresponding earnings per share impact) will no longer be allowed. This guidance is effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted. The adoption of the new guidance will not affect the Company’s financial position, results of operations or cash flows.

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

19.    SUBSEQUENT EVENTS

In the second quarter of 2015, the Company announced that it signed a new distribution agreement for its operations in Latin America, including in Brazil, which will leverage the network of its new distribution partner. As part of these actions, the Company will no longer operate directly in Brazil and will close or transition its stores to a partner in a phased approach during 2015. Based on that determination, the Company expects to incur total restructuring charges of $9.0 million relating to the above-described business model changes, including estimated contract assignment and termination costs, employee-related costs (including severance), non-cash asset impairment charges and other charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Segments

We operate our kate spade new york and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

•                        KATE SPADE North America segment (*) – consists of our kate spade new york and JACK SPADE brands in North America.

•                        KATE SPADE International segment (*) – consists of our kate spade new york and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).

•                        Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands; (ii) the wholesale operations of the licensed LIZWEAR brand; and (iii) the licensed LIZ CLAIBORNE NEW YORK brand.

(*) As discussed further below, we plan to complete the closure of KATE SPADE SATURDAY as a standalone business by the end of the third quarter of 2015.

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

Macroeconomic challenges and uncertainty continue to dampen consumer spending; job growth remains inconsistent, with stagnating real wages in certain markets in which we operate; unemployment levels remain high; consumer retail traffic remains inconsistent and the retail environment remains promotional. In addition, as economic conditions improve in certain real estate markets in which we operate, the landlord community is requiring higher rents and occupancy costs. Furthermore, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and international expansion.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. We will concentrate our investments on initiatives to further develop kate spade new york into a global lifestyle brand. We have established the following operating and financial goals as we focus our efforts on two axes of growth – geographic expansion and product category expansion: (i) continuing to drive top line growth by expanding certain product categories, opening new retail locations in North America, Japan and Europe and launching additional e-commerce platforms in Europe; (ii) accelerating growth in Greater China through newly formed joint ventures that are expected to leverage the expertise of our new joint venture partner and the global demand for our products; (iii) maximizing licensing opportunities to expand product categories and grow margins; (iv) extending our use of capital efficient partnerships in selected geographies; (v) driving quality of sale initiatives with continued moderation of promotions across channels and increased marketing to support those efforts; and (vi) increase investments in marketing that leverage Customer Relationship Management (“CRM”) capability and focus on acquiring new full price customers.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and our 2014 Annual Report on Form 10-K.

Recent Developments and Operational Initiatives

In the second quarter of 2015, we announced that we signed a new distribution agreement for our operations in Latin America, including in Brazil, which will leverage the network of our new distribution partner. As part of these actions, we will no longer operate directly in Brazil and will close or transition our stores to a partner in a phased approach during 2015. Based on that determination, we expect to incur total restructuring charges of $9.0 million relating to the above-described business model changes, including estimated contract assignment and termination costs, employee-related costs (including severance), non-cash asset impairment charges and other charges.

In the first quarter of 2015, we entered a global licensing agreement with Fossil Group, Inc. for the design, development and distribution of kate spade new york watches through 2025, with the first collection of watches designed, developed and distributed in collaboration with us to launch in 2016.

In February 2014, we reacquired the existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited (“Globalluxe”) for $32.3 million, and in the first quarter of 2015 we:

•                  acquired the 60.0% interest in KS China Co., Limited (“KSC”) owned by E-Land Fashion China Holdings, Limited (“E-Land”) for $36.0 million, including a contract termination payment of $26.0 million; and

•                  converted the reacquired businesses in Hong Kong, Macau and Taiwan and the KATE SPADE business in China into 50.0% owned joint ventures with Walton Brown, a subsidiary of The Lane Crawford Joyce Group (“LCJG”), a leading luxury retail, brand management and distribution company in Asia, and received $21.0 million from LCJG for their interests in the joint ventures, subject to adjustments.

On January 29, 2015, we announced that we are absorbing key elements of KATE SPADE SATURDAY’s success into kate spade new york and discontinuing KATE SPADE SATURDAY as a standalone business. We also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, the remainder of KATE SPADE SATURDAY’s Company-owned and three partnered store locations are expected to be closed by the end of the third quarter of 2015. We will also close the remainder of JACK SPADE’s Company-owned stores by the end of the third quarter of 2015. KATE SPADE SATURDAY’s e-commerce site will remain active during the wind-down phase until the label is incorporated and reintroduced into the kate spade new york brand.

In the fourth quarter of 2014, we launched the UK KATE SPADE e-commerce website.

On February 3, 2014, we completed the sale of 100.0% of the capital stock of Lucky Brand Dungarees, Inc. (“Lucky Brand”) to LBD Acquisition Company, LLC (“LBD Acquisition”), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million Lucky Brand Note (the “Lucky Brand Note”) issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC (“Lucky Brand LLC”) at closing, subject to working capital and other adjustments. On March 4, 2015, we and Lucky Brand LLC entered into a transfer and settlement agreement (the Lucky Brand Note “Agreement”) to settle the Lucky Brand Note in full, prior to its maturity.

Pursuant to the terms of the Lucky Brand Note Agreement, Lucky Brand LLC paid us $81.0 million to settle the principal balance of the Lucky Brand Note and related unpaid interest and payment in kind. Giving effect to the Lucky Brand Note Agreement, since the date of issuance, we collected aggregate principal and interest under the Lucky Brand Note of $89.0 million. The transactions contemplated by the Lucky Brand Note Agreement closed on March 4, 2015.

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

For a discussion of certain risks relating to our recent initiatives, see “Item 1A – Risk Factors” in the Annual Report on Form 10-K.

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented. The initiatives relating to KATE SPADE SATURDAY and JACK SPADE do not represent a strategic shift in our operations and therefore will not be reported as discontinued operations.

Overall Results for the Three Months Ended April 4, 2015

Net Sales

Net sales for the first three months in 2015 were $255.3 million, an increase of $31.7 million or 14.2%, compared to 2014 net sales of $223.6 million. The increase in net sales compared to the first quarter of 2014 includes quarter-over-quarter decreases of: (i) $18.4 million for the additional week in 2014; (ii) $6.2 million from changes in foreign currency exchange rates; and (iii) $1.5 million resulting from North America quality of sale initiatives.

Gross Profit and Loss from Continuing Operations

Gross profit for the first three months in 2015 was $154.7 million, an increase of $17.9 million compared to 2014, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate decreased from 61.2% in 2014 to 60.6% in 2015, primarily due to our Kate Spade North America segment, including a change in mix related to accelerating outlet store openings in 2014 in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio.

We recorded a loss from continuing operations of $(53.6) million in the first three months of 2015, as compared to a loss from continuing operations of $(38.4) million in 2014. The year-over-year change primarily reflected: (i) an increase in Selling, general & administrative expenses (“SG&A”), including a $26.0 million charge to terminate contracts with our former joint venture partner in China; (ii) the loss on settlement of note receivable (in connection with the settlement of the Lucky Brand Note) of $9.9 million; (iii) an increase in gross profit; and (iv) a decrease in Interest expense, net.

Balance Sheet

We ended the first three months of 2015 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $199.1 million as compared to $267.1 million in the first three months of 2014. The $68.0 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note in March 2015; (ii) receipt of a net $19.0 million from LCJG for their interests in the joint ventures; (iii) the receipt of proceeds of $14.0 million from the exercise of stock options; (iv) the funding of $87.5 million of capital and in-store shop expenditures over the last 12 months; and (v) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. We also generated $77.3 million of cash from continuing operating activities over the past 12 months, which included a $26.0 million payment to terminate contracts with our former joint venture partner in China.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

THREE MONTHS ENDED APRIL 4, 2015 COMPARED TO THREE MONTHS ENDED APRIL 5, 2014

The following table sets forth our operating results for the three months ended April 4, 2015 (comprised of 13 weeks) compared to the three months ended April 5, 2014 (comprised of 14 weeks):

	Three Months Ended		Variance
Dollars in millions	April 4, 2015 (13 Weeks)	April 5, 2014 (14 Weeks)	$	%

Net Sales	$255.3	$223.6	$31.7	14.2%

Gross Profit	154.7	136.8	17.9	13.1%

Selling, general & administrative expenses	191.8	163.7	(28.1)	(17.2)%

Operating Loss	(37.1)	(26.9)	(10.2)	(37.9)%

Other expense, net	(1.4)	(0.2)	(1.2)	*

Loss on settlement of note receivable	(9.9)	--	(9.9)	*

Interest expense, net	(3.4)	(9.5)	6.1	64.7%

Provision for income taxes	1.8	1.8	--	0.3%

Loss from Continuing Operations	(53.6)	(38.4)	(15.2)	(39.4)%

Discontinued operations, net of income taxes	(1.6)	84.6	(86.2)	*

Net (Loss) Income	$(55.2)	$46.2	$(101.4)	*

*   Not meaningful.

Net Sales

Net sales for the first quarter of 2015 were $255.3 million, an increase of $31.7 million, or 14.2%, when compared to 2014 net sales of $223.6 million. The increase in net sales compared to the first quarter of 2014 includes quarter-over-quarter decreases of: (i) $18.4 million for the additional week in 2014; (ii) $6.2 million from changes in foreign currency exchange rates; and (iii) $1.5 million resulting from North America quality of sale initiatives. Excluding the additional week in 2014, kate spade new york comparable direct-to-consumer sales, including e-commerce, increased by 8.9% in the first three months of 2015; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 6.1% in the first three months of 2015.

Net sales results for our segments are provided below:

•

KATE SPADE North America net sales were $195.6 million, a 19.4% increase compared to 2014 net sales of $163.8 million, reflecting increased sales in our kate spade new york brand and the wind-down operations of KATE SPADE SATURDAY, partially offset by a decrease in our JACK SPADE brand. The increase in net sales compared to the first quarter of 2014 includes quarter-over-quarter decreases of: (i) $14.2 million for the additional week in 2014; (ii) $1.5 million resulting from quality of sale initiatives; and (iii) $0.7 million from changes in foreign currency exchange rates.

We ended the first quarter of 2015 with 92 kate spade new york specialty retail stores and 60 outlet stores, reflecting the net addition of 15 kate spade new york specialty retail stores and 18 outlet stores over the last twelve months. Key operating metrics for our kate spade new york North America retail operations included the following:

—           Average retail square footage in the first three months of 2015 was approximately 345 thousand square feet, a 37.5% increase compared to 2014; and

—           Sales productivity was $259 per average square foot for the first three months of 2015, as compared to $256 for 2014, excluding the impact of an additional week in 2014.

The store counts at the end of the quarter excluded 1 specialty and 1 outlet store for KATE SPADE SATURDAY expected to close in the second quarter of 2015.

•

KATE SPADE International net sales were $52.5 million, a 1.7% decrease compared to 2014 net sales of $53.4 million, primarily driven by a decrease in net sales in our Japan operations, partially offset by an increase in net sales to our international distributors. The decrease in net sales compared to the first quarter of 2014 includes quarter-over-quarter decreases of: (i) $4.2 million for the additional week in 2014 and (ii) $5.5 million from changes in foreign currency exchange rates.

We ended the first quarter of 2015 with 26 kate spade new york specialty retail stores, 13 outlet stores and 51 concessions, reflecting the net addition over the last 12 months of 6 concession stores and 3 outlet stores and a net reduction of 3 specialty retail stores, including the conversion of 6 specialty retail stores, 3 concessions and 1 outlet store totaling 11,000 square feet in the Hong Kong, Macau and Taiwan territories to a joint venture. Key operating metrics for our kate spade new york International retail operations included the following:

—           Average retail square footage, including concessions, in the first quarter of 2015 was approximately 89 thousand square feet, a 22.8% increase compared to 2014; and

—           Sales productivity was $428 per average square foot in 2015, as compared to $407 for 2014, excluding the impact of an additional week in 2014.

The store counts at the end of the quarter included 7 specialty and 1 outlet kate spade new york stores in Brazil that will be transitioned to a partner or closed in 2015 in connection with our new Latin America distribution agreement.

The store counts at the end of the quarter excluded 9 KATE SPADE SATURDAY and 2 JACK SPADE stores or concessions expected to close by the end of the third quarter of 2015 in connection with the announced wind-down initiatives.

•

Adelington Design Group net sales were $7.3 million for the first three months of 2015, an increase of $0.8 million, or 12.0%, compared to the first quarter of 2014, primarily related to a $1.5 million increase in the MONET brand, partially offset by a $0.8 million decrease related to the TRIFARI brand.

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

Gross Profit

Gross profit for the first three months of 2015 was $154.7 million, an increase of $17.9 million compared to 2014, primarily driven by increased net sales in our KATE SPADE North America segment. Our gross profit rate decreased from 61.2% in 2014 to 60.6% in 2015, primarily due to our KATE SPADE North America segment, including a change in mix related to accelerating outlet store openings in 2014 in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $28.1 million, or 17.2%, to $191.8 million in the first quarter of 2015 compared to the first quarter of 2014. The increase in SG&A reflected the following:

•	A $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with our former joint venture partner in China;
•

A $16.2 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased advertising expenses;

•	A $10.4 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•

A $2.4 million decrease in SG&A in our KATE SPADE International segment, primarily reflecting: (i) reduced concession fees; (ii) lower advertising expenses; (iii) increased professional fees; and (iv) increased rent and other store operating expenses; and

•	A $1.3 million decrease in our Adelington Design Group segment.

Operating Loss

Operating loss for the first quarter of 2015 was $37.1 million ((14.5)% of net sales) compared to an operating loss of $26.9 million ((12.0)% of net sales) in 2014.

Other Expense, Net

Other expense, net amounted to $1.4 million and $0.2 million in the three months ended April 4, 2015 and April 5, 2014, respectively and consisted primarily of (i) foreign currency transaction gains and losses and (ii) equity in the (losses) earnings of our equity investees.

Loss on Settlement of Note Receivable

In the first quarter of 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note, as discussed above.

Interest Expense, Net

Interest expense, net was $3.4 million for the three months ended April 4, 2015 and $9.5 million for the three months ended April 5, 2014, primarily reflecting the absence of $10.1 million of interest expense in 2015 due to the refinancing of the Senior Notes in the second quarter of 2014, offset in part by interest expense of $4.1 million related to the Term Loan.

Provision for Income Taxes

The income tax provision of $1.8 million for the three months ended April 4, 2015 and April 5, 2014 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first quarter of 2015 was $53.6 million, or (21.0)% of net sales compared to $38.4 million in the first quarter of 2014, or (17.2)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.42) in 2015 and $(0.31) in 2014.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first quarter of 2015 was $1.6 million, reflecting a loss on disposal of discontinued operations of $0.7 million and a $0.9 million loss from discontinued operations. Income from discontinued operations in the first quarter of 2014 was $84.6 million, reflecting a gain on disposal of discontinued operations of $105.3 million and a $(20.7) million loss from discontinued operations. EPS from discontinued operations was $(0.01) in 2015 and $0.68 in 2014.

Net (Loss) Income

Net loss in the first quarter of 2015 was $(55.2) million compared to net income of $46.2 million in the first quarter of 2014. EPS was $(0.43) in 2015 and $0.37 in 2014.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. We do not allocate amounts reported below Operating income (loss) to our reportable segments, other than equity income (loss) in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Three Months Ended		Variance
Dollars in thousands	April 4, 2015 (13 Weeks)	April 5, 2014 (14 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$18,072	$16,244	$1,828	11.3%
KATE SPADE International (a)	4,989	1,475	3,514	238.2%
Adelington Design Group	1,678	(392)	2,070	*
Other (b)	--	(64)	64	100.0%
Total Reportable Segments Adjusted EBITDA	24,739	17,263
Depreciation and amortization, net (c)	(11,546)	(11,137)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(19,054)	(13,127)
Joint venture contract termination fee	(26,000)	--
Share-based compensation (e)	(6,003)	(20,224)
Equity loss included in Reportable Segments Adjusted EBITDA	738	298
Operating Loss	(37,126)	(26,927)
Other expense, net (a)	(1,395)	(153)
Loss on settlement of note receivable	(9,873)	--
Interest expense, net	(3,364)	(9,522)
Provision for income taxes	1,801	1,806
Loss from Continuing Operations	$(53,559)	$(38,408)

*	Not meaningful.
(a)	Amounts include equity in the losses of our equity method investees of $0.7 million and $0.3 million in 2015 and 2014, respectively.
(b)

Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)	Excludes amortization included in Interest expense, net.
(d)	See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.
(e)	Includes share-based compensation expense of $0.2 million and $16.4 million in 2015 and 2014, respectively, that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended April 4, 2015 and April 5, 2014 follows:

•

KATE SPADE North America Adjusted EBITDA for the first quarter of 2015 was $18.1 million (9.2% of net sales), compared to $16.2 million (9.9% of net sales) in 2014. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses and advertising expenses.

•

KATE SPADE International Adjusted EBITDA for 2015 was $5.0 million (9.5% of net sales), compared to $1.5 million (2.8% of net sales) in 2014. The period-over-period increase reflected an increase in gross profit and a decrease in SG&A related to concession fees and lower advertising expenses, offset in part by increased professional fees.

•

Adelington Design Group Adjusted EBITDA for 2015 was $1.7 million (23.1% of net sales), compared to Adjusted EBITDA of $(0.4) million ((6.0)% of net sales) in 2014. The increase in Adjusted EBITDA reflected increased gross profit and reduced SG&A.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund outstanding liabilities and remaining efforts associated with our streamlining initiatives, including contract termination costs, employee related costs and other costs associated with the wind-down of KATE SPADE SATURDAY, JACK SPADE retail stores and our directly owned business in Brazil (iv) invest in our information systems; (v) fund operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

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

Cash and Debt Balances. We ended the first three months of 2015 with $212.6 million in cash and marketable securities, compared to $128.5 million at the end of the first three months of 2014 and with $411.7 million of debt outstanding at the end of the first three months of 2015, compared to $395.6 million at the end of the first three months of 2014. The $68.0 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note; (ii) receipt of a net $19.0 million from LCJG for their interests in the joint ventures; (iii) the receipt of proceeds of $14.0 million from the exercise of stock options; (iv) the funding of $87.5 million of capital and in-store shop expenditures over the last 12 months; and (v) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. We also generated $77.3 million of cash from continuing operating activities over the past 12 months, which included a $26.0 million payment to terminate contracts with our former joint venture partner in China.

Accounts Receivable decreased $14.4 million, or 16.6%, at April 4, 2015 compared to April 5, 2014, primarily due to the wind-down of the Juicy Couture US operations, partially offset by an increase in kate spade new york accounts receivable due to increased wholesale sales. Accounts receivable decreased $17.4 million, or 19.4%, at April 4, 2015 compared to January 3, 2015, primarily reflecting the timing of wholesale shipments.

Inventories decreased $27.6 million, or 13.1% at April 4, 2015 compared to April 5, 2014, primarily due to the wind-down of the Juicy Couture US and KATE SPADE SATURDAY operations and JACK SPADE brick and mortar stores, partially offset by an increase in kate spade new york inventory to support growth initiatives. Inventories increased $24.3 million, or 15.3%, compared to January 3, 2015, primarily due to an increase in kate spade new york inventory to support growth initiatives.

Borrowings under our ABL Facility peaked at $8.0 million during the first three months of 2015, compared to $4.9 million during the first three months of 2014. Outstanding borrowings were $8.0 million at April 4, 2015, compared to $4.9 million at April 5, 2014.

Net cash used in operating activities of our continuing operations was $36.9 million the first three months of 2015, compared to $69.6 million in 2014. This $32.7 million period-over-period change was primarily due to a $42.3 million increase in working capital items, partially offset by reduced earnings in 2015 compared to 2014 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), including the $26.0 million fee we paid to our former joint venture partner in China. The operating activities of our discontinued operations used $6.5 million and $29.0 million of cash in the three months ended April 4, 2015 and April 5, 2014, respectively.

Net cash provided by (used in) investing activities of our continuing operations was $69.7 million in the first three months of 2015, compared to $(59.8) million in the first three months of 2014. Net cash provided by investing activities in the three months ended April 4, 2015 primarily reflected: (i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $19.0 million from LCJG for their interest in the joint ventures; (iii) the use of $15.2 million for capital and in-store shop expenditures; and; (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. Net cash used in investing activities in the three months ended April 5, 2014 primarily reflected: (i) the payment of $32.3 million for the acquisition of the existing KATE SPADE businesses in Southeast Asia; and (ii) the use of $27.6 million for capital and in-store shop expenditures. The investing activities of our discontinued operations provided $129.6 million of cash in the three months ended April 5, 2014.

Net cash provided by financing activities was $2.9 million in the first three months of 2015, compared to $31.2 million in the first three months of 2014. The $28.3 million period-over-period change primarily reflected a decrease in proceeds from the exercise of stock options of $27.9 million.

Commitments and Capital Expenditures

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited (“Li & Fung”) currently acts as a global buying/sourcing agent. We pay to Li & Fung an agency commission based on the cost of product purchases using Li & Fung as our buying/sourcing agent. We are obligated to use Li & Fung as our buying/sourcing agent for a minimum value of apparel inventory purchases each year. In the first quarter of 2015, we amended our buying/sourcing agency agreement with Li & Fung, which included a reduction of the annual minimum value of inventory purchases and a change in the commission rates for certain products, with an initial term through March 31, 2018. Our agreement with Li & Fung is not exclusive.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we or certain of our subsidiaries may remain secondarily liable for the remaining obligations on 151 such leases. As of April 4, 2015, the future aggregate payments under these leases amounted to $119.3 million and extended to various dates through 2025.

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

Our 2015 capital expenditures are expected to be approximately $75.0 million, compared to $100.0 million in 2014. These expenditures primarily relate to our plan to open 25—30 retail stores globally in 2015, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with available cash, cash provided by operating activities and our ABL Facility.

Debt consisted of the following:

In thousands	April 4, 2015	January 3, 2015	April 5, 2014
10.5% Senior Secured Notes (a)	$--	$--	$381,799
Term Loan credit facility (a)(b)	395,242	396,158	--
Revolving credit facility	8,000	6,000	4,900
Capital lease obligations	8,475	8,585	8,896
Total debt	$411,717	$410,743	$395,595

(a)       The Senior Notes were refinanced in the second quarter of 2014 with proceeds from the issuance of the Term Loan.

(b)       The balance as of April 4, 2015 and January 3, 2015 included an unamortized debt discount of $1.8 million.

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

As of April 4, 2015, availability under our ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$200,000	$218,632	$8,000	$10,690	$181,310	$161,310

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base comprised primarily of our eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of April 4, 2015, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly of our KATE SPADE business in Japan. As of April 4, 2015, we had forward contracts maturing through June 2016 to sell 3.6 billion yen for $31.6 million. We also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of April 4, 2015, we had forward contracts to sell 4.0 billion yen for $33.4 million maturing through June 2015. Transaction losses of $(0.4) million and $(0.6) million related to these derivative instruments for the three months ended April 4, 2015 and April 5, 2014, respectively, were reflected within Other expense, net.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. There were no significant changes in our critical accounting policies during the three months ended April 4, 2015. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of April 4, 2015, January 3, 2015 and April 5, 2014, our exposure to changing market rates was as follows:

Dollars in millions	April 4, 2015	January 3, 2015	April 5, 2014
Variable rate debt	$8.0	$6.0	$4.9
Average interest rate	1.69%	1.68%	2.68%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended April 4, 2015. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at April 4, 2015.

We transact business in multiple currencies, resulting in exposure to exchange rate fluctuations. We mitigate the risks associated with changes in foreign currency exchange rates through the use of foreign exchange forward contracts and options to hedge transactions denominated in foreign currencies. Gains and losses on contracts which hedge specific foreign currency denominated commitments are recognized in the period in which the underlying hedged item affects earnings.

As of April 4, 2015, we had forward contracts with net notional amounts of $65.0 million and option contracts with net notional amounts of $20.7 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $1.8 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10% against the US dollar, the fair value of these instruments would increase by $7.3 million at April 4, 2015. Conversely, if the yen strengthened by 10% against the US dollar, the fair value of these instruments would decrease by $7.9 million at April 4, 2015. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of April 4, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended January 3, 2015, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

There have not been any material changes during the quarter ended April 4, 2015 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended April 4, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
January 4, 2015 - January 31, 2015	--	$--	--	$28,749
February 1, 2015- March 7, 2015	--	--	--	28,749
March 8, 2015 - April 4, 2015	--	--	--	28,749
Total -13 Weeks Ended April 4, 2015	--	$--	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The ABL Facility currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

	31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31(b)	Certification of President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31(c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32(b) *	Certification of President and Chief Operating Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32(c)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	Taxonomy Extension Presentation Linkbase Document.
*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:                   May 7, 2015

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ Michael Rinaldo	By:	/s/ George M. Carrara
	THOMAS LINKO		MICHAEL RINALDO		GEORGE M. CARRARA
	Chief Financial Officer (principal financial officer)		Corporate Controller and Chief Accounting Officer (principal accounting officer)		President and Chief Operating Officer