Form 10-Q
period 2015-07-04
Kate Spade & Co
filed 2015-08-05
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 4, 2015

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................................................................................. to .................................................................................

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at July 24, 2015 was 127,679,045 shares.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

July 4, 2015

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	our ability to successfully implement our long-term strategic plans;
•	general economic conditions in the United States, Canada, Asia, Europe and other parts of the world;
•	our exposure to currency fluctuations;
•	levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products, such as ours;
•	changes in the cost of raw materials, occupancy, labor, advertising and transportation which could impact prices of our products;
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
•

our ability to complete the wind-down of our owned business in Brazil in a satisfactory manner and to manage the associated costs, including the impact on our relationships with our employees, vendors, distributors and landlords and unanticipated expenses and charges that may occur, such as litigation risk, including litigation regarding employment and workers’ compensation;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 4, 2015	January 3, 2015	July 5, 2014
Assets
Current Assets:
Cash and cash equivalents	$231,437	$184,044	$177,132
Accounts receivable - trade, net	65,300	90,091	71,814
Inventories, net	188,385	158,241	178,234
Deferred income taxes	551	616	604
Other current assets	36,570	41,508	39,250
Total current assets	522,243	474,500	467,034

Property and Equipment, Net	171,340	174,072	165,578
Goodwill	47,841	64,798	72,458
Intangibles, Net	87,237	90,327	94,478
Deferred Income Taxes	31	56	57
Note Receivable	--	88,976	86,724
Other Assets	43,238	33,609	35,780
Total Assets	$871,930	$926,338	$922,109

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$4,485	$10,459	$6,434
Accounts payable	101,671	88,402	94,024
Accrued expenses	132,287	150,926	172,515
Income taxes payable	2,632	3,008	2,409
Total current liabilities	241,075	252,795	275,382

Long-Term Debt	398,182	400,284	402,415
Other Non-Current Liabilities	50,948	56,465	149,650
Deferred Income Taxes	17,711	17,183	17,131
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	211,856	199,100	187,862
Retained earnings	1,094,566	1,145,643	1,033,661
Accumulated other comprehensive loss	(32,930)	(29,986)	(20,123)
	1,449,929	1,491,194	1,377,837
Common stock in treasury, at cost 48,758,189, 49,065,798 and 49,558,057 shares	(1,285,915)	(1,291,583)	(1,300,306)
Total stockholders’ equity	164,014	199,611	77,531
Total Liabilities and Stockholders’ Equity	$871,930	$926,338	$922,109

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)

Net Sales	$536,434	$489,612	$281,118	$265,998

Cost of goods sold	210,229	196,879	109,640	110,088

Gross Profit	326,205	292,733	171,478	155,910

Selling, general & administrative expenses	345,785	309,732	153,932	145,982

Operating (Loss) Income	(19,580)	(16,999)	17,546	9,928

Other (expense) income, net	(3,218)	88	(1,823)	241

Loss on settlement of note receivable	(9,873)	--	--	--

Loss on extinguishment of debt	--	(16,914)	--	(16,914)

Interest expense, net	(8,708)	(15,996)	(5,344)	(6,474)

(Loss) Income Before Provision for Income Taxes	(41,379)	(49,821)	10,379	(13,219)

Provision for income taxes	2,931	2,570	1,130	764

(Loss) Income Continuing Operations	(44,310)	(52,391)	9,249	(13,983)

Discontinued operations, net of income taxes	(2,370)	94,157	(708)	9,579

Net (Loss) Income	$(46,680)	$41,766	$8,541	$(4,404)

(Loss) Earnings per Share, Basic:
(Loss) Income from Continuing Operations	$(0.35)	$(0.42)	$0.07	$(0.11)
Net (Loss) Income	$(0.37)	$0.33	$0.07	$(0.03)

(Loss) Earnings per Share, Diluted:
(Loss) Income from Continuing Operations	$(0.35)	$(0.42)	$0.07	$(0.11)
Net (Loss) Income	$(0.37)	$0.33	$0.07	$(0.03)

Weighted Average Shares, Basic	127,576	125,491	127,663	126,664
Weighted Average Shares, Diluted	127,576	125,491	128,431	126,664

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)

Net (Loss) Income	$(46,680)	$41,766	$8,541	$(4,404)

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	(2,214)	1,488	(1,867)	(197)

Change in fair value of cash flow hedges, net of income taxes of $(404), $(449), $(5) and $(217), respectively	(730)	(732)	(9)	(352)

Comprehensive (Loss) Income	$(49,624)	$42,522	$6,665	$(4,953)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)
Cash Flows from Operating Activities:
Net (Loss) Income	$(46,680)	$41,766
Adjustments to arrive at loss from continuing operations	2,370	(94,157)
Loss from continuing operations	(44,310)	(52,391)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	24,240	26,422
Loss on asset disposals and impairments, including streamlining initiatives, net	8,309	2,536
Share-based compensation	12,756	26,032
Loss on settlement of note receivable	9,873	--
Loss on extinguishment of debt	--	16,914
Foreign currency losses (gains), net	1,620	(1,301)
Other, net	2,568	173
Changes in assets and liabilities:
Decrease (increase) in accounts receivable – trade, net	23,971	(886)
Increase in inventories, net	(39,140)	(36,463)
Decrease (increase) in other current and non-current assets	8,015	(7,042)
Increase (decrease) in accounts payable	14,362	(11,748)
Decrease in accrued expenses and other non-current liabilities	(14,210)	(25,062)
Net change in income tax assets and liabilities	1,684	3,818
Net cash (used in) provided by operating activities of discontinued operations	(10,057)	12,750
Net cash used in operating activities	(319)	(46,248)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	816	--
Purchases of property and equipment	(28,163)	(44,708)
Payments for purchases of businesses	--	(32,268)
Proceeds from sales of joint venture interests, net	19,874	--
Payments for joint venture interest	(10,000)	--
Payments for in-store merchandise shops	(2,094)	(3,294)
Net proceeds from settlement of note receivable	75,128	--
Other, net	368	(33)
Net cash provided by investing activities of discontinued operations	348	136,408
Net cash provided by investing activities	56,277	56,105

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	2,000	3,871
Repayment of borrowings under revolving credit agreement	(8,000)	(4,960)
Principal payments under capital lease obligations	(223)	(199)
Proceeds from issuance of Term Loan	--	398,000
Repayment of Senior Notes	--	(390,693)
Repayment of Term Loan	(2,000)	--
Proceeds from exercise of stock options	2,428	40,128
Payment of deferred financing fees	(870)	(7,978)
Net cash (used in) provided by financing activities	(6,665)	38,169

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,900)	(1,116)

Net Change in Cash and Cash Equivalents	47,393	46,910
Cash and Cash Equivalents at Beginning of Period	184,044	130,222
Cash and Cash Equivalents	$231,437	$177,132

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

In the second quarter of 2015, the Company entered into a new distribution agreement for its operations in Latin America, including in Brazil, which will leverage the network of its new distribution partner. As part of these actions, the Company will no longer operate directly in Brazil and will close or transition its stores to a partner in a phased approach during 2015. This initiative does not represent a strategic shift in the Company’s operations and therefore will not be presented as discontinued operations.

In the first quarter of 2015, the Company and Walton Brown, a subsidiary of The Lane Crawford Joyce Group (“LCJG”), formed two joint ventures focused on growing the Company’s business in Greater China. Following the formation of the joint ventures, both Kate Spade Hong Kong, Limited, a wholly-owned subsidiary of the Company, and Walton Brown each own 50.0% of the shares of KS China Co., Limited (“KSC”) and KS HMT Co., Limited (“KS HMT”), the holding company for the KATE SPADE businesses in Hong Kong, Macau and Taiwan.

With an equal partnership structure, the Company and Walton Brown actively manage the businesses together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company acquired a 60.0% interest in KSC (in which the Company already owned a 40.0% interest) from E-Land Fashion China Holdings Limited (“E-Land”), its former partner in China, for an aggregate payment of $36.0 million, comprised of $10.0 million to acquire E-Land’s interest in KSC and $26.0 million to terminate related contracts and (ii) the Company received $21.0 million from LCJG for their 50.0% interests in the joint ventures, subject to adjustments. As a result, the Company no longer consolidates the operations for the businesses in Hong Kong, Macau and Taiwan, which it acquired on February 5, 2014 and had net sales of approximately $34.0 million in 2014 and $6.4 million in 2015, through the transaction date (see Note 2 – Acquisition). The Company accounts for its investments in the joint ventures under the equity method of accounting (see Note 14 – Additional Financial Information). Upon closing of the KS HMT joint venture, $16.0 million of goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan and $14.0 million of net assets of KS HMT were reclassified to Investment in unconsolidated subsidiary. The Company concluded the carrying values of the assets and liabilities for Hong Kong, Macau and Taiwan approximated fair value, due in part to the recent acquisition of those territories from Globalluxe. Accordingly, no gain or loss was recorded on formation of KS HMT. The $26.0 million charge to terminate contracts associated with the KSC joint venture is recorded in Selling, general & administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company is discontinuing KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, substantially all of KATE SPADE SATURDAY’s Company-owned and three partnered store locations were closed in the second quarter of 2015. The Company also closed substantially all of JACK SPADE’s Company-owned stores in the second quarter of 2015. These initiatives do not represent a strategic shift in the Company’s operations and therefore will not be reported as discontinued operations.

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

Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 3 – Discontinued Operations and Disposals.

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2015 fiscal year, ending January 2, 2016, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter. The 2014 fiscal year, ending January 3, 2015, reflects a 53-week period, resulting in a 13-week, three-month period and a 27-week, six-month period for the second quarter.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the second quarter of 2015, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 4, 2015, the first day of the Company’s 2015 fiscal year, the Company adopted new accounting guidance on the reporting of discontinued operations, which revised the threshold for a disposal to qualify as a discontinued operation and required new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation (see Note 3 – Discontinued Operations and Disposals).

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

3.    DISCONTINUED OPERATIONS AND DISPOSALS

Discontinued Operations

The Company completed the sale of Lucky Brand in February of 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax (charges) income of $(1.5) million and $133.7 million during the six months ended July 4, 2015 and July 5, 2014, respectively, and $(0.8) million and $28.5 million during the three months ended July 4, 2015 and July 5, 2014, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)
In thousands
Net sales	$187	$208,658	$(21)	$58,073

(Loss) income before provision for income taxes	$(788)	$(38,943)	$78	$(18,903)
Provision for income taxes	59	643	5	5
(Loss) income from discontinued operations, net of income taxes	$(847)	$(39,586)	$73	$(18,908)

(Loss) gain on disposal of discontinued operations, net of income taxes	$(1,523)	$133,743	$(781)	$28,487

The Company recorded charges of $0.6 million and $25.1 million during the six months ended July 4, 2015 and July 5, 2014, respectively, and $0.3 million and $12.9 million during the three months ended July 4, 2015 and July 5, 2014, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

Other

As discussed in Note 1 – Basis of Presentation, the Company completed substantially all of the closures of its KATE SPADE SATURDAY operations and JACK SPADE retail stores in the second quarter of 2015. Although such dispositions are individually significant, they do not represent a strategic shift in the Company’s operations and are not reflected as discontinued operations. The Company recorded pretax losses of $17.6 million and $14.2 million during the six months ended July 4, 2015 and July 5, 2014, respectively, and $1.8 million and $7.4 million during the three months ended July 4, 2015 and July 5, 2014, respectively, related to the KATE SPADE SATURDAY business and JACK SPADE retail stores that were substantially disposed in the second quarter of 2015.

4.    STOCKHOLDERS’ EQUITY

Activity for the six months ended July 4, 2015 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of January 3, 2015	$199,100	$1,145,643	$(1,291,583)
Net loss	--	(46,680)	--
Exercise of stock options	--	(1,919)	4,347
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(2,478)	1,321
Share-based compensation	12,756	--	--
Balance as of July 4, 2015	$211,856	$1,094,566	$(1,285,915)

Activity for the six months ended July 5, 2014 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 28, 2013	$155,984	$1,020,633	$(1,364,657)
Net income	--	41,766	--
Exercise of stock options	--	(20,033)	60,161
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(8,705)	4,190
Share-based compensation	31,878	--	--
Balance as of July 5, 2014	$187,862	$1,033,661	$(1,300,306)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	July 4, 2015	January 3, 2015	July 5, 2014
Cumulative translation adjustment, net of income taxes of $0	$(34,310)	$(32,096)	$(20,374)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $764, $1,168 and $153, respectively	1,380	2,110	251
Accumulated other comprehensive loss, net of income taxes	$(32,930)	$(29,986)	$(20,123)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the six months ended July 4, 2015:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of January 3, 2015	$(32,096)	$2,110
Other comprehensive loss before reclassification	(2,214)	(509)
Amounts reclassified from accumulated other comprehensive income	--	(221)
Net current-period other comprehensive loss	(2,214)	(730)
Balance as of July 4, 2015	$(34,310)	$1,380

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

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended July 4, 2015:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of April 4, 2015	$(32,443)	$1,389
Other comprehensive loss before reclassification	(1,867)	(136)
Amounts reclassified from accumulated other comprehensive income	--	127
Net current-period other comprehensive loss	(1,867)	(9)
Balance as of July 4, 2015	$(34,310)	$1,380

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended July 5, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of April 5, 2014	$(20,177)	$603
Other comprehensive loss before reclassification	(197)	(101)
Amounts reclassified from accumulated other comprehensive income	--	(251)
Net current-period other comprehensive loss	(197)	(352)
Balance as of July 5, 2014	$(20,374)	$251

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	July 4, 2015	January 3, 2015	July 5, 2014
Raw materials and work in process	$262	$538	$894
Finished goods	188,123	157,703	177,340
Total inventories, net	$188,385	$158,241	$178,234

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	July 4, 2015	January 3, 2015	July 5, 2014
Land and buildings	$9,300	$9,300	$9,300
Machinery and equipment	113,028	140,189	151,627
Furniture and fixtures	65,632	61,694	56,142
Leasehold improvements	117,296	122,029	118,690
	305,256	333,212	335,759
Less: Accumulated depreciation and amortization	133,916	159,140	170,181
Total property and equipment, net	$171,340	$174,072	$165,578

Depreciation and amortization expense on property and equipment for the six months ended July 4, 2015 and July 5, 2014 was $17.7 million and $17.1 million, respectively, which included depreciation for property and equipment under capital leases of $0.4 million. Depreciation and amortization expense on property and equipment for the three months ended July 4, 2015 and July 5, 2014 was $8.5 million and $8.2 million, respectively, which included depreciation for property and equipment under capital leases of $0.2 million. Property and equipment under capital leases was $9.3 million as of July 4, 2015, January 3, 2015 and July 5, 2014.

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	July 4, 2015	January 3, 2015	July 5, 2014

Amortized intangible assets:
Gross carrying amount:
Owned trademarks (a)	--	$467	$467	$2,000
Customer relationships	12 years	7,150	7,422	7,555
Merchandising rights	4 years	13,531	12,012	9,381
Reacquired rights	2 years	14,134	14,371	16,155
Other	4 years	2,322	2,322	2,322
Subtotal		37,604	36,594	37,413
Accumulated amortization:
Owned trademarks		(467)	(467)	(300)
Customer relationships		(4,987)	(4,769)	(4,468)
Merchandising rights		(5,160)	(4,108)	(3,301)
Reacquired rights		(12,389)	(9,604)	(7,600)
Other		(2,264)	(2,219)	(2,166)
Subtotal		(25,267)	(21,167)	(17,835)
Net:
Owned trademarks		--	--	1,700
Customer relationships		2,163	2,653	3,087
Merchandising rights		8,371	7,904	6,080
Reacquired rights		1,745	4,767	8,555
Other		58	103	156
Total amortized intangible assets, net		12,337	15,427	19,578

Unamortized intangible assets:
Owned trademarks		74,900	74,900	74,900
Total intangible assets		$87,237	$90,327	$94,478

Goodwill (b)		$47,841	$64,798	$72,458

(a)              The change in the balance reflected a non-cash impairment charge of $1.5 million related to the TRIFARI trademark recorded in the fourth quarter of 2014.

(b)              The decrease in the balance primarily reflected the reclassification of $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan to Investment in unconsolidated subsidiary in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 1 – Basis of Presentation and Note 2 - Acquisition).

Amortization expense of intangible assets was $4.5 million and $4.6 million for the six months ended July 4, 2015 and July 5, 2014, respectively, and $2.2 million and $2.4 million for the three months ended July 4, 2015 and July 5, 2014, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2015	$ 7.8
2016	2.8
2017	2.4
2018	1.7
2019	0.5

The changes in carrying amount of goodwill for the six months ended July 4, 2015 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of January 3, 2015	$63,483	$1,315	$64,798
Reclassification of goodwill to Investment in unconsolidated subsidiary (a)	(16,009)	--	(16,009)
Translation adjustment	(865)	(83)	(948)
Balance as of July 4, 2015	$46,609	$1,232	$47,841

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

8.    INCOME TAXES

During the second quarter of 2015 and 2014, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the six and three months ended July 4, 2015 and July 5, 2014, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

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

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $0.9 million and $3.1 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of July 4, 2015, uncertain tax positions of $9.2 million exist, which would provide an effective rate impact in the future if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	July 4, 2015	January 3, 2015	July 5, 2014
Term Loan credit facility, due April 2021 (a)	$394,306	$396,158	$398,054
Revolving credit facility	--	6,000	2,000
Capital lease obligations	8,361	8,585	8,795
Total debt	402,667	410,743	408,849
Less: Short-term borrowings (b)	4,485	10,459	6,434
Long-term debt	$398,182	$400,284	$402,415

_____________________

(a)              The balance as of July 4, 2015, January 3, 2015 and July 5, 2014 included an unamortized debt discount of $1.7 million, $1.8 million and $1.9 million, respectively.

(b)              At July 4, 2015, January 3, 2015 and July 5, 2014, the balance consisted of $4.0 million of Term Loan amortization payments, outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) and obligations under capital leases.

Senior Notes

On April 14, 2014, the Company redeemed $37.2 million aggregate principal amount of its former 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”) at a price equal to 103.0% of their aggregate principal amount, plus accrued interest using cash on hand. On May 12, 2014, the Company redeemed the remaining $334.8 million aggregate principal amount of the Senior Notes at a price equal to 105.25% of their aggregate principal amount, plus accrued interest, with the proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million (collectively, the “Term Loan”). The Company recognized a $16.9 million loss on extinguishment of debt related to these transactions in the second quarter of 2014.

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

As of July 4, 2015, availability under the Company’s ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$ 200,000	$ 214,101	$ --	$ 10,690	$ 189,310	$ 169,310

(a)              Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.

(b)              Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company’s capital lease obligations of $8.4 million, $8.6 million and $8.8 million as of July 4, 2015, January 3, 2015 and July 5, 2014, respectively, included $0.5 million, $0.5 million and $0.4 million within Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	July 4, 2015	January 3, 2015	July 5, 2014
Financial Assets:
Derivatives	$2,770	$3,193	$436
Financial Liabilities:
Derivatives	$(399)	$--	$(129)

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Six Months Ended	Three Months Ended
In thousands	July 4, 2015	Level 1	Level 2	Level 3	July 4, 2015	July 4, 2015
Property and equipment	$--	$--	$--	$--	$4,180	$824

As a result of the Company’s decision to close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores and no longer directly operate its Company-owned stores in Brazil (see Note 12 – Streamlining Initiatives), the Company determined that a portion of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	July 4, 2015		January 3, 2015		July 5, 2014
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Term Loan credit facility, due April 2021(a)	$393,361	$394,306	$384,786	$396,158	$397,622	$398,054
Revolving credit facility (b)	--	--	6,000	6,000	2,000	2,000

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

As of July 5, 2014, the estimated fair value of the Lucky Brand Note approximated its carrying value.

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

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 151 such leases. As of July 4, 2015, the future aggregate payments under these leases amounted to $111.0 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of July 4, 2015, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In millions
2015	$1,029
2016	2,089
2017	2,141
2018	2,194
2019	2,247
Thereafter	13,081
Total	22,781
Less: Amounts representing interest and executory costs	(14,420)
Net present values	8,361
Less: Capital lease obligations included in short-term debt	(485)
Long-term capital lease obligations	$7,876

Other

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

12.    STREAMLINING INITIATIVES

2015 Actions

In the second quarter of 2015, the Company announced that it signed a new distribution agreement for its operations in Latin America, including in Brazil, which will leverage the network of its new partner. As part of these actions, the Company will no longer operate directly in Brazil and will close or transition its stores to a partner in a phased approach during 2015. The Company recorded charges related to contract terminations, severance and non-cash asset impairment charges and expects to incur additional charges for contract termination costs, severance and other costs during the remainder of 2015.

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company is discontinuing KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, the remainder of KATE SPADE SATURDAY’s Company-owned and three partnered store locations were substantially closed by the end of the second quarter of 2015. The Company also substantially completed the closure of the remainder of JACK SPADE’s Company-owned stores. These actions resulted in restructuring charges related to contract assignment and termination costs, severance and non-cash asset impairment charges and were substantially completed in the second quarter of 2015.

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

For the six and three months ended July 4, 2015 and July 5, 2014, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Other as follows:

	Six Months Ended		Three Months Ended
In thousands	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)
KATE SPADE North America	$13,260	$3,155	$1,317	$1,058
KATE SPADE International	7,647	--	4,590	--
Adelington Design Group	1,864	216	531	113
Other (a)	3,224	30,474	683	3,743
Total	$25,995	$33,845	$7,121	$4,914

(a)              Other consists of unallocated corporate restructuring costs and Juicy Couture and Lucky Brand restructuring charges principally related to distribution functions that are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at January 3, 2015	$2,080	$987	$--	$6,830	$9,897
2015 provision (a)	11,217	6,653	7,366	759	25,995
2015 asset write-downs	--	--	(7,366)	--	(7,366)
Translation difference	(36)	--	--	(10)	(46)
2015 spending (a)	(6,595)	(3,354)	--	(2,807)	(12,756)
Balance at July 4, 2015 (b)	$6,666	$4,286	$--	$4,772	$15,724

(a)              Payroll and related costs and spending include $0.2 million of non-cash share-based compensation expense.

(b)              The balance in other costs at July 4, 2015 includes $4.5 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

For the six months ended July 4, 2015, the Company recorded pretax charges totaling $26.0 million related to these initiatives. The Company expects to pay the remaining accrued streamlining costs in the next 12 months. For the six months ended July 5, 2014, the Company recorded pretax charges of $33.8 million related to these initiatives, including $31.7 million of payroll and related costs, $1.0 million of contract termination costs, $0.9 million of asset write-downs and disposals and $0.2 million of other costs. Approximately $7.6 million and $17.9 million of these charges were non-cash during the six months ended July 4, 2015 and July 5, 2014, respectively.

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Six Months Ended		Three Months Ended
In thousands	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)
(Loss) income from continuing operations	$(44,310)	$(52,391)	$9,249	$(13,983)
(Loss) income from discontinued operations, net of income taxes	(2,370)	94,157	(708)	9,579
Net (loss) income	$(46,680)	$41,766	$8,541	$(4,404)

Basic weighted average shares outstanding	127,576	125,491	127,663	126,664
Stock options and nonvested shares (a)	--	--	768	--
Diluted weighted average shares outstanding	127,576	125,491	128,431	126,664

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.35)	$(0.42)	$0.07	$(0.11)
(Loss) income from discontinued operations	$(0.02)	$0.75	$--	$0.08
Net (loss) income	$(0.37)	$0.33	$0.07	$(0.03)

Diluted
(Loss) income from continuing operations	$(0.35)	$(0.42)	$0.07	$(0.11)
(Loss) income from discontinued operations	$(0.02)	$0.75	$--	$0.08
Net (loss) income	$(0.37)	$0.33	$0.07	$(0.03)

(a)               Because the Company incurred a loss from continuing operations for the six months ended July 4, 2015 and six and three months ended July 5, 2014, approximately 1.0 million and 1.3 million outstanding stock options and approximately 2.0 million and 1.8 million outstanding nonvested shares were excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the six months ended July 4, 2015 and July 5, 2014, net income tax (payments) refunds were $(1.2) million and $1.2 million, respectively. The Company received interest payments of $9.4 million for the six months ended July 4, 2015, including outstanding interest and payment in kind under the Lucky Brand Note. During the six months ended July 4, 2015 and July 5, 2014, the Company made interest payments of $8.6 million and $25.3 million, respectively. As of July 4, 2015, January 3, 2015 and July 5, 2014, the Company accrued capital expenditures totaling $6.9 million, $9.8 million and $14.5 million, respectively.

On February 3, 2014, the Company received a three-year $85.0 million note issued by Lucky Brand LLC, which was reflected in Note Receivable on the accompanying Condensed Consolidated Balance Sheets prior to its redemption in the first quarter of 2015 (see Note 1 – Basis of Presentation).

During 2014, the Company made business acquisition payments of $32.3 million related to the reacquisition of the KATE SPADE businesses in Southeast Asia (see Note 2 – Acquisition).

Related Party Transactions

The Company’s equity in (loss) earnings of its equity investees was $(2.8) million and $(0.2) million for the six months ended July 4, 2015 and July 5, 2014, respectively, and $(2.1) million and $0.1 million for the three months ended July 4, 2015 and July 5, 2014, respectively. As of July 4, 2015, January 3, 2015 and July 5, 2014, the Company recorded $24.6 million, $9.2 million and $9.2 million, respectively, related to its investments in unconsolidated subsidiaries, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with the Company’s former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. The Company does not allocate amounts reported below Operating income (loss) to its reportable segments, other than adjusted equity income (loss) in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The accounting policies of the Company’s reportable segments are the same as those described in Note 1 – Basis of Presentation. Sales are reported based on a destination basis. The Company, as licensor, also licenses to third parties the right to produce and market products bearing certain Company-owned trademarks.

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Six Months Ended July 4, 2015 (26 weeks)
KATE SPADE North America	$431,316	80.4%	$55,853	12.9%
KATE SPADE International	93,186	17.4%	8,422	9.0%
Adelington Design Group	11,932	2.2%	1,601	13.4%
Totals	$536,434	100.0%

Six Months Ended July 5, 2014 (27 weeks)
KATE SPADE North America	$372,135	76.0%	$48,484	13.0%
KATE SPADE International	102,606	21.0%	1,427	1.4%
Adelington Design Group	14,871	3.0%	(10)	(0.1)%
Other (a)	--	--%	(595)	--%
Totals	$489,612	100.0%

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended July 4, 2015 (13 weeks)
KATE SPADE North America	$235,730	83.9%	$37,781	16.0%
KATE SPADE International	40,718	14.4%	3,433	8.4%
Adelington Design Group	4,670	1.7%	(77)	(1.6)%
Totals	$281,118	100.0%

Three Months Ended July 5, 2014 (13 weeks)
KATE SPADE North America	$208,382	78.3%	$32,240	15.5%
KATE SPADE International	49,231	18.5%	(48)	(0.1)%
Adelington Design Group	8,385	3.2%	382	4.6%
Other (a)	--	--%	(531)	--%
Totals	$265,998	100.0%

(a)  Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

The following tables provide a reconciliation to (Loss) Income from Continuing Operations:

	Six Months Ended		Three Months Ended
	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)
In thousands
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$55,853	$48,484	$37,781	$32,240
KATE SPADE International (a)	8,422	1,427	3,433	(48)
Adelington Design Group	1,601	(10)	(77)	382
Other (b)	--	(595)	--	(531)
Total Reportable Segments Adjusted EBITDA	65,876	49,306	41,137	32,043
Depreciation and amortization, net (c)	(22,418)	(22,281)	(10,872)	(11,144)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(26,953)	(18,165)	(7,899)	(5,038)
Joint venture contract termination fee	(26,000)	--	--	--
Share-based compensation (e)	(12,756)	(26,032)	(6,753)	(5,808)
Adjusted equity loss (income) included in Reportable Segments Adjusted EBITDA (f)	2,671	173	1,933	(125)
Operating (Loss) Income	(19,580)	(16,999)	17,546	9,928
Other (expense) income, net (a)	(3,218)	88	(1,823)	241
Loss on settlement of note receivable	(9,873)	--	--	--
Loss on extinguishment of debt	--	(16,914)	--	(16,914)
Interest expense, net	(8,708)	(15,996)	(5,344)	(6,474)
Provision for income taxes	2,931	2,570	1,130	764
(Loss) Income from Continuing Operations	$(44,310)	$(52,391)	$9,249	$(13,983)

(a)   Amounts include equity in the adjusted (losses) earnings of the Company’s equity method investee of $(2.7) million and $(0.2) million for the six months ended July 4, 2015 and July 5, 2014, respectively and $(1.9) million and $0.1 million for the three months ended July 4, 2015 and July 5, 2014, respectively.

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

(d)         See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

(e)         Includes share-based compensation expense of $0.2 million and $16.9 million in the six months ended July 4, 2015 and July 5, 2014, respectively, and $0.6 million in the three months ended July 5, 2014 that was classified as restructuring.

(f)          Excludes joint venture restructuring expense included in equity losses of $0.1 million in the six and three months ended July 4, 2015.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Six Months Ended July 4, 2015 (26 weeks)
Domestic	$427,181	79.6%
International	109,253	20.4%
Totals	$536,434	100.0%

Six Months Ended July 5, 2014 (27 weeks)
Domestic	$379,268	77.5%
International	110,344	22.5%
Totals	$489,612	100.0%

Dollars in thousands	Net Sales	% to Total
Three Months July 4, 2015 (13 weeks)
Domestic	$229,597	81.7%
International	51,521	18.3%
Totals	$281,118	100.0%

Three Months July 5, 2014 (13 weeks)
Domestic	$211,775	79.6%
International	54,223	20.4%
Totals	$265,998	100.0%

There were no significant changes in segment assets during the six months ended July 4, 2015.

16.     DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by its business in Japan. As of July 4, 2015, the Company had forward contracts maturing through June 2016 to sell 2.8 billion yen for $24.3 million. The Company also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of July 4, 2015, the Company had forward contracts to sell 4.0 billion yen for $32.2 million maturing through September 2015. Transaction gains (losses) of $0.7 million and $(1.1) million related to these derivative instruments were reflected within Other (expense) income, net for the six months ended July 4, 2015 and July 5, 2014, respectively, and $1.1 million and $(0.5) million for the three months ended July 4, 2015 and July 5, 2014, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
July 4, 2015	Other current assets	$42,012	$ 2,770	Accrued expenses	$3,000	$57
January 3, 2015	Other current assets	39,100	3,066	Accrued expenses	--	--
July 5, 2014	Other current assets	16,550	258	Accrued expenses	6,950	129

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
July 4, 2015	Other current assets	$--	$ --	Accrued expenses	$32,234	$342
January 3, 2015	Other current assets	33,350	127	Accrued expenses	--	--
July 5, 2014	Other current assets	39,342	178	Accrued expenses	--	--

The following table summarizes the effect of foreign currency exchange contracts designated as hedging instruments on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount Recognized in Operations on Derivative (Ineffective Portion)
Six months ended July 4, 2015	$(792)	Cost of goods sold	$342	$--
Six months ended July 5, 2014	(392)	Cost of goods sold	789	--
Three months ended July 4, 2015	(213)	Cost of goods sold	(199)	--
Three months ended July 5, 2014	(165)	Cost of goods sold	404	--

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

Compensation expense related to the Company’s share-based payment awards totaled $12.8 million, which included $0.2 million that was classified as restructuring, for the six months ended July 4, 2015 and $6.8 million for the three months ended July 4, 2015.

During 2014, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company’s share-based payment awards totaled $26.0 million, which included $16.9 million that was classified as restructuring, for the six months ended July 5, 2014 and $5.8 million, which included $0.6 million that was classified as restructuring, for the three months ended July 5, 2014.

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

Six Months Ended
Valuation Assumptions:	July 4, 2015
Weighted-average fair value of options granted	$15.92
Historic volatility	76.5%
Weighted-average volatility	58.7%
Expected term (in years)	4.2
Dividend yield	—
Risk-free rate	1.9%
Expected annual forfeiture	15.3%

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

A summary of award activity under stock option plans as of July 4, 2015 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 3, 2015	1,030,969	$11.25	3.9	$21,613
Granted	174,458	34.29
Exercised	(233,000)	10.42		5,659
Outstanding at July 4, 2015	972,427	$15.58	4.0	$7,966

Vested or expected to vest at July 4, 2015	926,408	$14.72	3.8	$7,962

Exercisable at July 4, 2015	636,717	$9.08	3.0	$7,889

As of July 4, 2015, there were approximately 0.3 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $13.23.

As of July 4, 2015, there was $2.8 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the six months ended July 4, 2015 and July 5, 2014 was $2.3 million.

Restricted Stock

In 2015, the Company granted 105,245 market share units (“MSUs”) to a group of key executives with an aggregate grant date fair value of $4.6 million and which vest 50% on each of the second and third anniversaries of the grant date as part of an annual long-term incentive plan (“LTIP”). The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods.

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the six months ended July 4, 2015, the following assumptions were used in determining fair value:

Six Months Ended
Valuation Assumptions:	July 4, 2015
Weighted-average fair value	$43.35
Expected volatility	43.2%
Dividend yield	—
Risk-free rate	1.1% to 1.7%
Weighted-average expected annual forfeiture	5.0%

The other portion of the LTIP consists of an award of 243,419 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the S&P Mid-Cap 400 Index as well as an earnings-based performance condition. The performance shares have a grant date fair value of $9.1 million that was calculated using a Monte Carlo simulation model. For the six months ended July 4, 2015, the following assumptions were used in determining fair value:

Six Months Ended
Valuation Assumptions:	July 4, 2015
Weighted-average fair value	$37.47
Expected volatility	41.6%
Dividend yield	—
Risk-free rate	1.0%
Weighted-average expected annual forfeiture	4.1%

A summary of award activity under restricted stock plans as of July 4, 2015 and changes therein during the six month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 3, 2015	1,719,574	$45.39
Granted	555,984	37.34
Vested	(107,191)	23.00
Cancelled	(127,874)	42.63
Nonvested stock at July 4, 2015	2,040,493	$44.55

Expected to vest as of July 4, 2015 (a)	1,797,609	$44.76

(a)              Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of July 4, 2015, there was $51.6 million of total unrecognized compensation cost related to non vested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the six month periods ended July 4, 2015 and July 5, 2014 was $2.5 million and $6.6 million, respectively.

18.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, new accounting guidance on accounting for inventory was issued, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

In April 2015, new accounting guidance was issued which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for interim and annual periods beginning on or after December 15, 2015. The Company will reclassify the carrying value of its debt issuance costs from an asset to a liability upon adoption.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Segments

We operate our kate spade new york and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Southeast Asia, Europe and Latin America. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

•                        KATE SPADE North America segment – consists of our kate spade new york and JACK SPADE brands in North America.

•                        KATE SPADE International segment – consists of our kate spade new york and JACK SPADE brands in International markets (principally in Japan, Southeast Asia, Europe and Latin America).

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

Recent Developments and Operational Initiatives

In the second quarter of 2015, we signed a new distribution for our operations in Latin America, including in Brazil, which will leverage the network of our new distribution partner. As part of these actions, we will no longer operate directly in Brazil and will close or transition our stores to a partner in a phased approach during 2015.

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

On January 29, 2015, we announced that we are discontinuing KATE SPADE SATURDAY as a standalone business. We also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, substantially all of KATE SPADE SATURDAY’s Company-owned and three partnered store locations were closed in the second quarter of 2015. We also closed substantially all of JACK SPADE’s Company-owned stores in the second quarter of 2015. KATE SPADE SATURDAY’s e-commerce site will remain active during the wind-down phase until the label is incorporated and reintroduced into the kate spade new york brand.

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

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented. The initiatives relating to KATE SPADE SATURDAY, JACK SPADE and our kate spade new york retail stores in Brazil do not represent a strategic shift in our operations and therefore will not be reported as discontinued operations.

Overall Results for the Six Months Ended July 4, 2015

Net Sales

Net sales for the first half of 2015 were $536.4 million, an increase of $46.8 million or 9.6%, compared to 2014 net sales of $489.6 million. The increase in net sales compared to the first half of 2014 includes year-over-year decreases of: (i) $17.9 million for the additional week in 2014, excluding the impact of wind-down operations; (ii) $13.9 million from changes in foreign currency exchange rates; (iii) $9.0 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture; and (iv) $7.6 million resulting from North America quality of sale initiatives.

Gross Profit and Loss from Continuing Operations

Gross profit for the first half of 2015 was $326.2 million, an increase of $33.5 million compared to 2014, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 59.8% in 2014 to 60.8% in 2015, primarily due to improvement in our Kate Spade North America segment and the impact of the 2014 liquidation of excess KATE SPADE SATURDAY launch year inventory.

We recorded a loss from continuing operations of $44.3 million in the first six months of 2015, as compared to a loss from continuing operations of $52.4 million in 2014. The year-over-year change primarily reflected: (i) an increase in gross profit; (ii) the absence of the loss on extinguishment of debt of $16.9 million in 2015; (iii) a decrease in Interest expense, net; (iv) an increase in Selling, general & administrative expenses (“SG&A”), including a $26.0 million charge to terminate contracts with our former joint venture partner in China; and (v) the loss on settlement of note receivable (in connection with the settlement of the Lucky Brand Note) of $9.9 million.

Balance Sheet

We ended the first six months of 2015 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $171.2 million as compared to $231.7 million at the end of the first six months of 2014. The $60.5 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note in March 2015; (ii) receipt of a net $19.9 million from LCJG for their interests in the joint ventures; (iii) the funding of $82.2 million of capital and in-store shop expenditures over the last 12 months; and (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. We also generated $113.3 million of cash from continuing operating activities over the past 12 months, which included a $26.0 million payment to terminate contracts with our former joint venture partner in China.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

SIX MONTHS ENDED JULY 4, 2015 COMPARED TO SIX MONTHS ENDED JULY 5, 2014

The following table sets forth our operating results for the six months ended July 4, 2015 (comprised of 26 weeks) compared to the six months ended July 5, 2014 (comprised of 27 weeks):

	Six Months Ended		Variance
Dollars in millions	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	$	%

Net Sales	$536.4	$489.6	$46.8	9.6%

Gross Profit	326.2	292.7	33.5	11.4%

Selling, general & administrative expenses	345.8	309.7	(36.1)	(11.6)%

Operating Loss	(19.6)	(17.0)	(2.6)	(15.2)%

Other (expense) income, net	(3.2)	0.1	(3.3)	*

Loss on settlement of note receivable	(9.9)	--	(9.9)	*

Loss on extinguishment of debt	--	(16.9)	16.9	*

Interest expense, net	(8.7)	(16.0)	7.3	45.6%

Provision for income taxes	2.9	2.6	(0.3)	(14.0)%

Loss from Continuing Operations	(44.3)	(52.4)	8.1	15.4%

Discontinued operations, net of income taxes	(2.4)	94.2	(96.6)	*

Net (Loss) Income	$(46.7)	$41.8	$(88.5)	*

*   Not meaningful.

Net Sales

Net sales for the first half of 2015 were $536.4 million, an increase of $46.8 million, or 9.6%, when compared to 2014 net sales of $489.6 million. The increase in net sales compared to the first half of 2014 includes year-over-year decreases of: (i) $17.9 million for the additional week in 2014, excluding the impact of wind-down operations; (ii) $13.9 million from changes in foreign currency exchange rates; (iii) $9.0 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture; and (iv) $7.6 million resulting from North America quality of sale initiatives. Excluding the additional week in 2014, kate spade new york comparable direct-to-consumer sales, including e-commerce, increased by 9.3% in the first six months of 2015; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 9.2% in the first six months of 2015.

Net sales results for our segments are provided below:

•                  KATE SPADE North America net sales were $431.3 million, a 15.9% increase compared to 2014 net sales of $372.1 million, reflecting increased sales in our kate spade new york brand, partially offset by a $3.6 million decrease in KATE SPADE SATURDAY as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE closed brick and mortar stores as we reposition the brand. The increase in net sales compared to the first half of 2014 includes period-over-period decreases of: (i) $14.0 million for the additional week in 2014; (ii) $7.6 million resulting from quality of sale initiatives; and (iii) $2.1 million from changes in foreign currency exchange rates.

We ended the first half of 2015 with 97 kate spade new york specialty retail stores and 62 outlet stores, reflecting a net addition of 15 kate spade new york specialty retail stores and 11 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

— Average retail square footage in the first half of 2015 was approximately 351 thousand square feet, a 33.6% increase compared to 2014; and
— Sales productivity was $640 per average square foot for the first half of 2015, as compared to $628 for 2014, excluding the impact of an additional week in 2014.

•

KATE SPADE International net sales were $93.2 million, a 9.2% decrease compared to 2014 net sales of $102.6 million, primarily driven by the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture as discussed above, partially offset by an increase in net sales to our international distributors and a $3.0 million increase related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil. The decrease in net sales compared to the first half of 2014 includes year-over-year decreases of: (i) $11.8 million from changes in foreign currency exchange rates; and (ii) $3.9 million for the additional week in 2014.

We ended the first half of 2015 with 26 kate spade new york specialty retail stores, 13 outlet stores and 52 concessions, reflecting a net addition over the last 12 months of 5 concession stores and 3 outlet stores and a net reduction of 4 specialty retail stores, including the conversion of 6 specialty retail stores, 3 concessions and 1 outlet store totaling 11 thousand square feet in the Hong Kong, Macau and Taiwan territories to a joint venture. Following the completion of the wind-down of our directly owned operations in Brazil, we will have owned and operated direct-to-consumer operations in Japan and the United Kingdom in our International segment. Key operating metrics for our kate spade new york International retail operations in Japan and the United Kingdom included the following:

— Average retail square footage, including concessions, in the first half of 2015 was approximately 71 thousand square feet, an 18.2% increase compared to 2014; and
— Sales productivity was $795 per average square foot in the first half of 2015, as compared to $784 for 2014, excluding the impact of an additional week in 2014.

The store counts at the end of the quarter included 7 specialty and 1 outlet kate spade new york stores in Brazil that will be transitioned to a partner or closed in 2015 in connection with our new Latin America distribution agreement.

•

Adelington Design Group net sales were $11.9 million for the first six months of 2015, a decrease of $2.9 million, or 19.8%, compared to 2014, primarily related to a $2.8 million decrease in the exited TRIFARI, TRINA TURK and KENSIE brands and a $2.5 million decrease in our LIZWEAR brand, partially offset by a $2.2 million increase in the MONET brand.

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

Gross Profit

Gross profit for the first half of 2015 was $326.2 million, an increase of $33.5 million compared to 2014, primarily driven by increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 59.8% in 2014 to 60.8% in 2015, primarily due to our KATE SPADE North America segment and the impact of the 2014 liquidation of excess KATE SPADE SATURDAY launch year inventory.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $36.1 million, or 11.6%, to $345.8 million in the first half of 2015 compared to the first half of 2014. The increase in SG&A reflected the following:

•                   A $31.3 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased advertising expenses;

•                   A $26.0 million charge incurred in the first half of 2015 to terminate contracts with our former joint venture partner in China;

•                   A $10.1 million decrease in SG&A in our KATE SPADE International segment, primarily associated with the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture and reflecting: (i) reduced concession fees; (ii) lower advertising expenses; (iii) decreased rent and other store operating expenses; and (iv) increased professional fees;

•                   An $8.6 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs; and

•                   A $2.5 million decrease in our Adelington Design Group segment.

Operating Loss

Operating loss for the first half of 2015 was $19.6 million ((3.7)% of net sales) compared to an operating loss of $17.0 million ((3.5)% of net sales) in 2014.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(3.2) million and $0.1 million in the six months ended July 4, 2015 and July 5, 2014, respectively and consisted primarily of (i) equity in the (losses) earnings of our equity investees; and (ii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In the first half of 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note, as discussed above.

Loss on Extinguishment of Debt

During the first half of 2014, we recorded a $16.9 million loss on the extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan.

Interest Expense, Net

Interest expense, net was $8.7 million for the six months ended July 4, 2015 and $16.0 million for the six months ended July 5, 2014, primarily reflecting the absence of $13.5 million of interest expense in 2015 due to the refinancing of the Senior Notes in the second quarter of 2014 and a $2.3 million write-off of deferred financing fees in 2014 as a result of a reduction in the size of our ABL Facility, offset in part by additional interest expense of $5.7 million related to the Term Loan and a reduction of interest income of $3.0 million due to the prepayment of the Lucky Brand Note in the first quarter of 2015.

Provision for Income Taxes

The income tax provision of $2.9 million and $2.6 million for the six months ended July 4, 2015 and July 5, 2014, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first half of 2015 was $44.3 million, or (8.3)% of net sales compared to $52.4 million in the first half of 2014, or (10.7)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.35) in 2015 and $(0.42) in 2014.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first half of 2015 was $(2.4) million, reflecting a loss on disposal of discontinued operations of $(1.5) million and a $(0.9) million loss from discontinued operations. Income from discontinued operations in the first half of 2014 was $94.2 million, reflecting a gain on disposal of discontinued operations of $133.7 million and a $(39.5) million loss from discontinued operations. EPS from discontinued operations was $(0.02) in 2015 and $0.75 in 2014.

Net (Loss) Income

Net loss in the first half of 2015 was $(46.7) million compared to net income of $41.8 million in the first half of 2014. EPS was $(0.37) in 2015 and $0.33 in 2014.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first half of 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. We do not allocate amounts reported below Operating income (loss) to our reportable segments, other than adjusted equity income (loss) in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Six Months Ended		Variance
Dollars in thousands	July 4, 2015 (26 Weeks)	July 5, 2014 (27 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$55,853	$48,484	$7,369	15.2%
KATE SPADE International (a)	8,422	1,427	6,995	490.2%
Adelington Design Group	1,601	(10)	1,611	*
Other (b)	--	(595)	595	100.0%
Total Reportable Segments Adjusted EBITDA	65,876	49,306
Depreciation and amortization, net (c)	(22,418)	(22,281)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(26,953)	(18,165)
Joint venture contract termination fee	(26,000)	--
Share-based compensation (e)	(12,756)	(26,032)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (f)	2,671	173
Operating Loss	(19,580)	(16,999)
Other (expense) income, net (a)	(3,218)	88
Loss on settlement of note receivable	(9,873)	--
Loss on extinguishment of debt	--	(16,914)
Interest expense, net	(8,708)	(15,996)
Provision for income taxes	2,931	2,570
Loss from Continuing Operations	$(44,310)	$(52,391)

*            Not meaningful.

(a)        Amounts include equity in the adjusted losses of our equity method investees of $2.7 million and $0.2 million in 2015 and 2014, respectively.

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

(d)        See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(e)        Includes share-based compensation expense of $0.2 million and $16.9 million in 2015 and 2014, respectively, that was classified as restructuring.

(f)         Excludes joint venture restructuring expense included in equity losses of $0.1 million in the six months ended July 4, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the six months ended July 4, 2015 and July 5, 2014 follows:

•                   KATE SPADE North America Adjusted EBITDA for the first half of 2015 was $55.9 million (12.9% of net sales), compared to $48.5 million (13.0% of net sales) in 2014. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses and advertising expenses.

•                   KATE SPADE International Adjusted EBITDA for the first half of 2015 was $8.4 million (9.0% of net sales), compared to $1.4 million (1.4% of net sales) in 2014. The period-over-period increase reflected a decrease in SG&A related to reduced concession fees, lower advertising expenses and decreased rent and other store operating expenses associated with the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture, partially offset by increased professional fees.

•                   Adelington Design Group Adjusted EBITDA for the first half of 2015 was $1.6 million (13.4% of net sales), and was flat in 2014. The increase in Adjusted EBITDA reflected reduced SG&A, partially offset by reduced gross profit.

THREE MONTHS ENDED JULY 4, 2015 COMPARED TO THREE MONTHS ENDED JULY 5, 2014

The following table sets forth our operating results for the three months ended July 4, 2015 (comprised of 13 weeks) compared to the three months ended July 5, 2014 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)	$	%

Net Sales	$281.1	$266.0	$15.1	5.7%

Gross Profit	171.5	155.9	15.6	10.0%

Selling, general & administrative expenses	154.0	146.0	(8.0)	(5.4	) %

Operating Income	17.5	9.9	7.6	76.7%

Other (expense) income, net	(1.8)	0.2	(2.0)	*

Loss on extinguishment of debt	--	(16.9)	16.9	*

Interest expense, net	(5.3)	(6.5)	1.2	17.5%

Provision for income taxes	1.1	0.7	(0.4)	(47.9	) %

Income (Loss) from Continuing Operations	9.3	(14.0)	23.3	*

Discontinued operations, net of income taxes	(0.8)	9.6	(10.4)	*

Net Income (Loss)	$8.5	$(4.4)	$12.9	*

*      Not meaningful.

Net Sales

Net sales for the second quarter of 2015 were $281.1 million, an increase of $15.1 million, or 5.7%, compared to the second quarter of 2014. The increase in net sales compared to 2014 includes period-over-period decreases of: (i) $9.0 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture; (ii) $7.7 million from changes in foreign currency exchange rates; (iii) $7.7 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil; and (iv) $6.1 million resulting from North America quality of sale initiatives. Comparable direct-to-consumer net sales for kate spade new york, including e-commerce, increased by 9.6% in the second quarter of 2015; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 11.6%.

•                  KATE SPADE North America net sales were $235.7 million for the second quarter of 2015, a 13.1% increase compared to 2014, primarily driven by our kate spade new york brand. The increase in net sales compared to the second quarter of 2014 includes quarter-over-quarter decreases of: (i) $7.6 million resulting from the wind-down of the KATE SPADE SATURDAY business and closed JACK SPADE brick and mortar stores as we reposition the brand; (ii) $6.1 million resulting from quality of sale initiatives; and (iii) $1.4 million from changes in foreign currency exchange rates. Key operating metrics for our North America retail operations included the following:

—           Average retail square footage in the second quarter of 2015 was approximately 358 thousand square feet, a 30.1% increase compared to 2014; and

—           Sales productivity was $378 per average square foot for the second quarter of 2015 as compared to $368 for the second quarter of 2014.

•                  KATE SPADE International net sales were $40.7 million for the second quarter of 2015, a 17.3% decrease compared to 2014, primarily driven by a $9.0 million decrease in net sales related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. The decrease in net sales compared to the second quarter of 2014 includes a quarter-over-quarter decrease of $6.3 million from changes in foreign currency exchange rates and a $1.8 million increase related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar and our directly operated business in Brazil. Key operating metrics for our International retail operations in Japan and the United Kingdom included the following:

—           Average retail square footage in the second quarter of 2015 was approximately 71 thousand square feet, a 14.1% increase compared to 2014; and

—           Sales productivity was $367 per average square foot for the second quarter of 2015 as compared to $384 for the second quarter of 2014.

•                  Adelington Design Group net sales were $4.7 million for the second quarter of 2015, a decrease of $3.7 million, or 44.3%, compared to 2014, primarily related to a $2.5 million decrease in our LIZWEAR brand and a $1.9 million decrease in the exited TRIFARI, TRINA TURK and KENSIE brands, partially offset by a $0.7 million increase in the MONET brand.

Gross Profit

Gross profit in the second quarter of 2015 was $171.5 million (61.0% of net sales), compared to $155.9 million (58.6% of net sales) in the second quarter of 2014. The increase in gross profit is primarily due to increased net sales in our KATE SPADE North America segment. The increase in gross profit rate was primarily driven by improvement in our KATE SPADE North America and KATE SPADE International segments, including the impact of the 2014 liquidation of excess KATE SPADE SATURDAY launch year inventory, partially offset by the wind-down operations of KATE SPADE SATURDAY and closure of JACK SPADE retail stores in 2015.

Selling, General & Administrative Expenses

SG&A increased $8.0 million, or 5.4%, to $154.0 million in the second quarter of 2015 compared to the second quarter of 2014. The increase in SG&A reflected the following:

•                  A $15.1 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; (ii) increased compensation related expenses; and (iii) increased advertising expenses;

•                  A $1.8 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;

•                  A $7.7 million decrease in SG&A in our KATE SPADE International segment, primarily reflecting: (i) reduced concession fees; (ii) lower advertising expenses; and (iii) decreased rent and other store operating expenses primarily driven by the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture; and

•                  A $1.2 million decrease in our Adelington Design Group segment.

Operating Income

Operating income for the second quarter of 2015 was $17.5 million (6.2% of net sales) compared to $9.9 million (3.7% of net sales) in 2014.

Other (Expense) Income, Net

Other (expense) income, net amounted to $(1.8) million and $0.2 million in the three months ended July 4, 2015 and July 5, 2014, respectively. Other (expense) income, net consisted primarily of: (i) equity in the (losses) earnings of our equity method investees; and (ii) foreign currency transaction gains and losses.

Loss on Extinguishment of Debt

During the second quarter of 2014, we recorded a $16.9 million loss on extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan.

Interest Expense, Net

Interest expense, net was $5.3 million for the three months ended July 4, 2015, as compared to $6.5 million for the three months ended July 5, 2014, primarily reflecting the absence of $3.4 million of interest expense in 2015 due to the refinancing of the Senior Notes in the second quarter of 2014 and a $2.3 million write off of deferred financing fees in 2014 due to a reduction in the size of our ABL Facility, offset in part by an increase in interest expense of $1.6 million related to the Term Loan and the absence of interest income of $2.8 million related to the Lucky Brand Note.

Provision for Income Taxes

The income tax provision of $1.1 million and $0.7 million for the three months ended July 4, 2015 and July 5, 2014, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income (Loss) from Continuing Operations

Income from continuing operations in the second quarter of 2015 was $9.3 million, or 3.3% of net sales, compared to a loss from continuing operations of $(14.0) million in the second quarter of 2014, or (5.3)% of net sales. EPS from continuing operations was $0.07 in 2015 and $(0.11) in 2014.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the second quarter of 2015 was $(0.8) million, reflecting a loss on disposal of discontinued operations of $(0.8) million. Income from discontinued operations in the second quarter of 2014 was $9.6 million, reflecting a gain on disposal of discontinued operations of $28.5 million and an $(18.9) million loss from discontinued operations. EPS from discontinued operations was flat in 2015 and $0.08 in 2014.

Net Income (Loss)

Net income in the second quarter of 2015 was $8.5 million, compared to a net loss of $(4.4) million in the second quarter of 2014. EPS was $0.07 in 2015 and $(0.03) in 2014.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments are provided below.

	Three Months Ended		Variance
Dollars in thousands	July 4, 2015 (13 Weeks)	July 5, 2014 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$37,781	$32,240	$5,541	17.2%
KATE SPADE International (a)	3,433	(48)	3,481	*
Adelington Design Group	(77)	382	(459)	*
Other (b)	--	(531)	531	100.0%
Total Reportable Segments Adjusted EBITDA	41,137	32,043
Depreciation and amortization, net (c)	(10,872)	(11,144)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(7,899)	(5,038)
Share-based compensation (e)	(6,753)	(5,808)
Adjusted equity loss (income) included in Reportable Segments Adjusted EBITDA (f)	1,933	(125)
Operating Income	17,546	9,928
Other (expense) income, net (a)	(1,823)	241
Loss on extinguishment of debt	--	(16,914)
Interest expense, net	(5,344)	(6,474)
Provision for income taxes	1,130	764
Income (Loss) from Continuing Operations	$9,249	$(13,983)

*             Not meaningful.

(a)         Amounts include equity in the adjusted (losses) earnings of our equity method investee of $(1.9) million and $0.1 million for the three months ended July 4, 2015 and July 5, 2014.

(b)         Other consists of expenses related principally to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)         Excludes amortization included in Interest expense, net.

(d)         See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(e)         Includes share-based compensation expense of $0.6 million in the three months ended July 5, 2014 that was classified as restructuring.

(f)          Excludes joint venture restructuring expense included in equity losses of $0.1 million in the three months ended July 4, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended July 4, 2015 and July 5, 2014 follows:

•                  KATE SPADE North America Adjusted EBITDA for the second quarter of 2015 was $37.8 million (16.0% of net sales), compared to $32.2 million (15.5% of net sales) in 2014. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses, payroll related expenses and advertising expenses.

•                  KATE SPADE International Adjusted EBITDA for the second quarter of 2015 was $3.4 million (8.4% of net sales), and was flat in 2014. The period-over-period increase reflected reduced SG&A related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture, partially offset by reduced gross profit.

•                  Adelington Design Group Adjusted EBITDA for the second quarter of 2015 was flat, compared to Adjusted EBITDA of $0.4 million (4.6% of net sales) in 2014. The decrease in Adjusted EBITDA reflected decreased gross profit, partially offset by reduced SG&A.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) fund outstanding liabilities and remaining efforts associated with our streamlining initiatives, including contract termination costs, employee related costs and other costs associated with the wind-down of KATE SPADE SATURDAY, JACK SPADE retail stores and our directly owned business in Brazil; (iv) invest in our information systems; (v) fund operational and contractual obligations; and (vi) potentially repurchase or retire debt obligations. We expect that our streamlining initiatives will provide long-term cost savings.

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

Cash and Debt Balances. We ended the first half of 2015 with $231.4 million in cash and marketable securities, compared to $177.1 million at the end of the first half of 2014 and with $402.7 million of debt outstanding at the end of the first half of 2015, compared to $408.8 million at the end of the first half of 2014. The $60.5 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note; (ii) receipt of a net $19.9 million from LCJG for their interests in the joint ventures; (iii) the funding of $82.2 million of capital and in-store shop expenditures over the last 12 months; and (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. We also generated $113.3 million of cash from continuing operating activities over the past 12 months, which included a $26.0 million payment to terminate contracts with our former joint venture partner in China.

Accounts Receivable decreased $6.5 million, or 9.1%, at July 4, 2015 compared to July 5, 2014, primarily due to the wind-down of the Juicy Couture US operations, partially offset by an increase in kate spade new york accounts receivable. Accounts receivable decreased $24.8 million, or 27.5%, at July 4, 2015 compared to January 3, 2015, primarily reflecting the timing of wholesale shipments.

Inventories increased $10.2 million, or 5.7% at July 4, 2015 compared to July 5, 2014, primarily due to an increase in kate spade new york inventory to support growth initiatives, partially offset by the impact of the wind-down of the KATE SPADE SATURDAY operations and JACK SPADE brick and mortar stores and the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. Inventories increased $30.1 million, or 19.0%, at July 4, 2015 compared to January 3, 2015, primarily due to an increase in kate spade new york inventory to support growth initiatives and reflecting the timing of wholesale shipments, partially offset by the impact of the wind-down of the KATE SPADE SATURDAY operations and JACK SPADE brick and mortar stores and the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture.

Borrowings under our ABL Facility peaked at $8.0 million during the first half of 2015, compared to $5.1 million during the first half of 2014. We had no outstanding borrowings at July 4, 2015, compared to outstanding borrowings of $2.0 million at July 5, 2014.

Net cash provided by (used in) operating activities of our continuing operations was $9.7 million the first half of 2015, compared to $(59.0) million in 2014. This $68.7 million period-over-period change was primarily due to a $74.2 million increase in working capital items, partially offset by reduced earnings in 2015 compared to 2014 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), including the $26.0 million fee we paid to our former joint venture partner in China. The operating activities of our discontinued operations used $(10.1) million and provided $12.8 million of cash in the six months ended July 4, 2015 and July 5, 2014, respectively.

Net cash provided by (used in) investing activities of our continuing operations was $55.9 million in the first half of 2015, compared to $(80.3) million in the first half of 2014. Net cash provided by investing activities in the six months ended July 4, 2015 primarily reflected: (i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $19.9 million from LCJG for their interest in the joint ventures; (iii) the use of $30.3 million for capital and in-store shop expenditures; and (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. Net cash used in investing activities in the six months ended July 5, 2014 primarily reflected: (i) the payment of $32.3 million for the acquisition of the existing KATE SPADE businesses in Southeast Asia; and (ii) the use of $48.0 million for capital and in-store shop expenditures. The investing activities of our discontinued operations provided $0.3 million and $136.4 million in the six months ended July 4, 2015 and July 5, 2014, respectively.

Net cash (used in) provided by financing activities was $(6.7) million in the first half of 2015, compared to $38.2 million in the first half of 2014. The $44.8 million period-over-period change primarily reflected: (i) a decrease in proceeds from the exercise of stock options of $37.7 million; (ii) a $7.1 million reduction in payments for deferred financing fees; (iii) proceeds of $398.0 million from the issuance of the Term Loan in 2014; (iv) the use of $390.7 million for the redemption of the Senior Notes in 2014; and (v) an increase in net cash used by borrowing activities under our ABL Facility of $4.9 million.

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

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we or certain of our subsidiaries may remain secondarily liable for the remaining obligations on 151 such leases. As of July 4, 2015, the future aggregate payments under these leases amounted to $111.0 million and extended to various dates through 2025.

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

Our 2015 capital expenditures are expected to be approximately $75.0 million, compared to $100.0 million in 2014. These expenditures primarily relate to our plan to open approximately 20 retail stores globally in 2015, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with available cash, cash provided by operating activities and our ABL Facility.

Debt consisted of the following:

In thousands	July 4, 2015	January 3, 2015	July 5, 2014
Term Loan credit facility (a)	$394,306	$396,158	$398,054
Revolving credit facility	--	6,000	2,000
Capital lease obligations	8,361	8,585	8,795
Total debt	$402,667	$410,743	$408,849

(a)              The balance as of July 4, 2015, January 3, 2015 and July 5, 2014 included an unamortized debt discount of $1.7 million, $1.8 million and $1.9 million, respectively.

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

As of July 4, 2015, availability under our ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$200,000	$214,101	$ --	$10,690	$189,310	$169,310

(a)               Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base comprised primarily of our eligible cash, accounts receivable and inventory.

(b)              Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of July 4, 2015, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly of our business in Japan. As of July 4, 2015, we had forward contracts maturing through June 2016 to sell 2.8 billion yen for $24.3 million. We also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of July 4, 2015, we had forward contracts to sell 4.0 billion yen for $32.2 million maturing through September 2015. Transaction gains (losses) related to these derivative instruments were $0.7 million and $(1.1) million for the six months ended July 4, 2015 and July 5, 2014, respectively, and $1.1 million and $(0.5) million for the three months ended July 4, 2015 and July 5, 2014, respectively and were reflected within Other (expense) income, net.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. There were no significant changes in our critical accounting policies during the six months ended July 4, 2015. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of July 4, 2015, January 3, 2015 and July 5, 2014, our exposure to changing market rates was as follows:

Dollars in millions	July 4, 2015	January 3, 2015	July 5, 2014
Revolving credit facility	--	$6.0	$2.0
Average interest rate	--	1.68%	1.75%

Term Loan credit facility	$396.0	$398.0	$400.0
Average interest rate	4.00%	4.00%	4.00%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended July 4, 2015. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at July 4, 2015.

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

As of July 4, 2015, we had forward contracts with net notional amounts of $56.5 million and option contracts with net notional amounts of $20.7 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $1.7 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10% against the US dollar, the fair value of these instruments would increase by $6.8 million at July 4, 2015. Conversely, if the yen strengthened by 10% against the US dollar, the fair value of these instruments would decrease by $7.2 million at July 4, 2015. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of July 4, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 4, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the second quarter ended July 4, 2015 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended July 4, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
April 5, 2015 – May 2, 2015	--	$--	--	$28,749
May 3, 2015 – June 6, 2015	--	--	--	28,749
June 7, 2015 – July 4, 2015	--	--	--	28,749
Total – 13 Weeks Ended July 4, 2015	--	$--	--	$28,749

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

DATE:                   August 5, 2015

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ Michael Rinaldo	By:	/s/ George M. Carrara
	THOMAS LINKO		MICHAEL RINALDO		GEORGE M. CARRARA
	Chief Financial Officer (principal financial officer)		Corporate Controller and Chief Accounting Officer (principal accounting officer)		President and Chief Operating Officer