Form 10-Q
period 2015-10-03
Kate Spade & Co
filed 2015-11-05
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 3, 2015

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 23, 2015 was 127,694,546 shares.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

October 3, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 3, 2015	January 3, 2015	October 4, 2014
Assets
Current Assets:
Cash and cash equivalents	$219,659	$184,044	$123,334
Accounts receivable - trade, net	58,893	90,091	62,275
Inventories, net	248,407	158,241	220,725
Deferred income taxes	148	616	369
Other current assets	36,266	41,508	40,077
Total current assets	563,373	474,500	446,780

Property and Equipment, Net	177,333	174,072	176,359
Goodwill	48,790	64,798	68,871
Intangibles, Net	87,204	90,327	92,689
Deferred Income Taxes	53	56	56
Note Receivable	--	88,976	87,853
Other Assets	45,535	33,609	33,038
Total Assets	$922,288	$926,338	$905,646

Liabilities and Stockholders’ Equity Current Liabilities:
Short-term borrowings	$4,499	$10,459	$7,446
Accounts payable	132,174	88,402	111,612
Accrued expenses	145,749	150,926	150,236
Income taxes payable	1,236	3,008	1,864
Total current liabilities	283,658	252,795	271,158

Long-Term Debt	397,114	400,284	401,351
Other Non-Current Liabilities	49,998	56,465	145,650
Deferred Income Taxes	18,102	17,183	17,321
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	218,540	199,100	193,602
Retained earnings	1,096,896	1,145,643	1,021,668
Accumulated other comprehensive loss	(32,774)	(29,986)	(25,108)
	1,459,099	1,491,194	1,366,599
Common stock in treasury, at cost – 48,751,968, 49,065,798 and 49,327,555 shares	(1,285,683)	(1,291,583)	(1,296,433)
Total stockholders’ equity	173,416	199,611	70,166
Total Liabilities and Stockholders’ Equity	$922,288	$926,338	$905,646

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)

Net Sales	$813,762	$740,029	$277,328	$250,417

Cost of goods sold	317,743	289,982	107,514	93,103

Gross Profit	496,019	450,047	169,814	157,314

Selling, general & administrative expenses	503,282	463,499	157,497	153,767

Operating (Loss) Income	(7,263)	(13,452)	12,317	3,547

Other expense, net	(4,778)	(1,717)	(1,560)	(1,805)

Loss on settlement of note receivable	(9,873)	--	--	--

Loss on extinguishment of debt	--	(16,914)	--	--

Interest expense, net	(13,982)	(18,185)	(5,274)	(2,189)

(Loss) Income Before Provision (Benefit) for Income Taxes	(35,896)	(50,268)	5,483	(447)

Provision (benefit) for income taxes	3,904	(500)	973	(3,070)

(Loss) Income from Continuing Operations	(39,800)	(49,768)	4,510	2,623

Discontinued operations, net of income taxes	(4,577)	82,404	(2,207)	(11,753)

Net (Loss) Income	$(44,377)	$32,636	$2,303	$(9,130)

(Loss) Earnings per Share, Basic:
(Loss) Income from Continuing Operations	$(0.31)	$(0.40)	$0.04	$0.02
Net (Loss) Income	$(0.35)	$0.26	$0.02	$(0.07)

(Loss) Earnings per Share, Diluted:
(Loss) Income from Continuing Operations	$(0.31)	$(0.40)	$0.04	$0.02
Net (Loss) Income	$(0.35)	$0.26	$0.02	$(0.07)

Weighted Average Shares, Basic	127,611	125,972	127,682	126,971
Weighted Average Shares, Diluted	127,611	125,972	128,118	127,610

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)

Net (Loss) Income	$(44,377)	$32,636	$2,303	$(9,130)

Other Comprehensive (Loss) Income, Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	(1,191)	(3,927)	1,023	(5,415)

Change in fair value of cash flow hedges, net of income taxes of $(884), $(185), $(480) and $264, respectively	(1,597)	(302)	(867)	430

Comprehensive (Loss) Income	$(47,165)	$28,407	$2,459	$(14,115)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)
Cash Flows from Operating Activities:
Net (loss) income	$(44,377)	$32,636
Adjustments to arrive at loss from continuing operations	4,577	(82,404)
Loss from continuing operations	(39,800)	(49,768)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	36,837	39,240
Loss on asset disposals and impairments, including streamlining initiatives, net	8,631	2,653
Share-based compensation	19,440	31,772
Loss on settlement of note receivable	9,873	--
Loss on extinguishment of debt	--	16,914
Foreign currency losses, net	609	2,287
Other, net	3,863	1,358
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	30,588	2,324
Increase in inventories, net	(98,924)	(82,144)
Decrease (increase) in other current and non-current assets	7,740	(8,759)
Increase in accounts payable	46,642	9,071
Decrease in accrued expenses and other non-current liabilities	(7,512)	(22,522)
Net change in income tax assets and liabilities	1,331	(174)
Net cash used in operating activities of discontinued operations	(10,845)	(17,823)
Net cash provided by (used in) operating activities	8,473	(75,571)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	816	--
Purchases of property and equipment	(40,775)	(67,534)
Payments for purchases of businesses	--	(32,268)
Proceeds from sales of joint venture interests, net	19,874	--
Payment for joint venture interest	(10,000)	--
Payments for in-store merchandise shops	(4,858)	(4,318)
Net proceeds from settlement of note receivable	75,128	--
Investments in and advances to equity investees	(5,000)	--
Other, net	347	(30)
Net cash provided by investing activities of discontinued operations	668	137,922
Net cash provided by investing activities	36,200	33,772

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	2,000	5,063
Repayment of borrowings under revolving credit agreement	(8,000)	(4,960)
Principal payments under capital lease obligations	(339)	(303)
Proceeds from issuance of Term Loan	--	398,000
Repayment of Senior Notes	--	(390,693)
Repayment of Term Loan	(3,000)	(1,000)
Proceeds from exercise of stock options	2,428	41,410
Payment of deferred financing fees	(1,159)	(9,282)
Net cash (used in) provided by financing activities	(8,070)	38,235

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(988)	(3,324)

Net Change in Cash and Cash Equivalents	35,615	(6,888)
Cash and Cash Equivalents at Beginning of Period	184,044	130,222
Cash and Cash Equivalents	$219,659	$123,334

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

The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Asia (excluding Japan), Europe and Latin America. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•                  KATE SPADE North America segment – consists of the Company’s kate spade new york and JACK SPADE brands in North America.

•      KATE SPADE International segment – consists of the Company’s kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands and (ii) the licensed LIZWEAR and LIZ CLAIBORNE NEW YORK brands.

In the second quarter of 2015, the Company entered into a new distribution agreement for its operations in Latin America, including in Brazil, which will leverage the network of its new distribution partner. As part of these actions, the Company completed the closure of its Company-operated stores during the third quarter of 2015 and no longer operates directly in Brazil. This initiative does not represent a strategic shift in the Company’s operations and therefore is not presented as discontinued operations.

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

With an equal partnership structure, the Company and Walton Brown actively manage the businesses together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company acquired a 60.0% interest in KSC (in which the Company already owned a 40.0% interest) from E-Land Fashion China Holdings Limited (“E-Land”), its former partner in China, for an aggregate payment of $36.0 million, comprised of $10.0 million to acquire E-Land’s interest in KSC and $26.0 million to terminate related contracts and (ii) the Company received $21.0 million from LCJG for their 50.0% interests in the joint ventures, subject to adjustments. As a result, the Company no longer consolidates the operations for the businesses in Hong Kong, Macau and Taiwan, which it acquired on February 5, 2014 and had net sales of approximately $34.0 million in 2014 and $6.4 million in 2015, through the transaction date (see Note 2 – Acquisition). The Company accounts for its investments in the joint ventures under the equity method of accounting (see Note 14 – Additional Financial Information). Upon closing of the KS HMT joint venture, $16.0 million of goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan and $14.0 million of net assets of KS HMT were reclassified to Investment in unconsolidated subsidiary. The Company concluded the carrying values of the assets and liabilities for Hong Kong, Macau and Taiwan approximated fair value, due in part to the recent acquisition of those territories from Globalluxe Kate Spade HK Limited (“Globalluxe”). Accordingly, no gain or loss was recorded on formation of KS HMT. The $26.0 million charge to terminate contracts associated with the KSC joint venture is recorded in Selling, general & administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company discontinued KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, substantially all of KATE SPADE SATURDAY’s Company-owned and three partnered store locations were closed by the end of the second quarter of 2015. The Company also closed JACK SPADE’s Company-owned stores by the end of the second quarter of 2015. These initiatives do not represent a strategic shift in the Company’s operations and therefore are not reported as discontinued operations.

On February 3, 2014, the Company sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. (“Lucky Brand”) to LBD Acquisition Company, LLC (“LBD Acquisition”), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for an aggregate payment of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the “Lucky Brand Note”) issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC (“Lucky Brand LLC”) at closing, subject to working capital and other adjustments. On March 4, 2015, the Company and Lucky Brand LLC entered into a transfer and settlement agreement (the “Lucky Brand Note Agreement”) to settle the Lucky Brand Note in full, prior to its maturity. Pursuant to the terms of the Lucky Brand Note Agreement, Lucky Brand LLC paid the Company $81.0 million to settle the principal balance of the Lucky Brand Note and related unpaid interest. Giving effect to the Lucky Brand Note Agreement, since the date of issuance, the Company collected aggregate principal and interest under the Lucky Brand Note of $89.0 million. The transactions contemplated by the Lucky Brand Note Agreement closed on March 4, 2015, and the Company recognized a $9.9 million loss on the settlement of the Lucky Brand Note in the first quarter of 2015.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the third quarter of 2015, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

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

The Company recorded pretax (charges) income of $(1.4) million and $131.0 million ($(1.4) million and $128.0 million, after tax) during the nine months ended October 3, 2015 and October 4, 2014, respectively, and $0.1 million and $(2.8) million ($0.1 million and $(5.8) million, after tax) during the three months ended October 3, 2015 and October 4, 2014, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Nine Months Ended		Three Months Ended
	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)
In thousands
Net sales	$175	$209,179	$(12)	$521

Loss before (benefit) provision for income taxes	$(3,468)	$(44,913)	$(2,680)	$(5,970)
(Benefit) provision for income taxes	(269)	656	(328)	13
Loss from discontinued operations, net of income taxes	$(3,199)	$(45,569)	$(2,352)	$(5,983)

(Loss) gain on disposal of discontinued operations, net of income taxes	$(1,378)	$127,973	$145	$(5,770)

The Company recorded charges of $3.5 million and $25.4 million during the nine months ended October 3, 2015 and October 4, 2014, respectively, and $2.9 million and $0.3 million during the three months ended October 3, 2015 and October 4, 2014, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

Other

As discussed in Note 1 – Basis of Presentation, the Company completed substantially all of the closures of its KATE SPADE SATURDAY operations and JACK SPADE retail stores in the second quarter of 2015. Although such dispositions are individually significant, they do not represent a strategic shift in the Company’s operations and are not reflected as discontinued operations. The Company recorded pretax losses of $21.1 million and $20.4 million during the nine months ended October 3, 2015 and October 4, 2014, respectively, and $3.5 million and $6.2 million during the three months ended October 3, 2015 and October 4, 2014, respectively, related to the KATE SPADE SATURDAY and JACK SPADE retail stores that were substantially disposed in the second quarter of 2015.

4.    STOCKHOLDERS’ EQUITY

Activity for the nine months ended October 3, 2015 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of January 3, 2015	$199,100	$1,145,643	$(1,291,583)
Net loss	--	(44,377)	--
Exercise of stock options	--	(1,919)	4,347
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(2,451)	1,553
Share-based compensation	19,440	--	--
Balance as of October 3, 2015	$218,540	$1,096,896	$(1,285,683)

Activity for the nine months ended October 4, 2014 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of December 28, 2013	$155,984	$1,020,633	$(1,364,657)
Net income	--	32,636	--
Exercise of stock options	--	(22,430)	63,840
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(9,171)	4,384
Share-based compensation	37,618	--	--
Balance as of October 4, 2014	$193,602	$1,021,668	$(1,296,433)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	October 3, 2015	January 3, 2015	October 4, 2014
Cumulative translation adjustment, net of income taxes of $0	$(33,287)	$(32,096)	$(25,789)
Unrealized gains on cash flow hedging derivatives, net of income taxes of $284, $1,168 and $417, respectively	513	2,110	681
Accumulated other comprehensive loss, net of income taxes	$(32,774)	$(29,986)	$(25,108)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the nine months ended October 3, 2015:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of January 3, 2015	$(32,096)	$2,110
Other comprehensive loss before reclassification	(1,191)	(853)
Amounts reclassified from accumulated other comprehensive income	--	(744)
Net current-period other comprehensive loss	(1,191)	(1,597)
Balance as of October 3, 2015	$(33,287)	$513

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

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended October 3, 2015:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of July 4, 2015	$(34,310)	$1,380
Other comprehensive income (loss) before reclassification	1,023	(344)
Amounts reclassified from accumulated other comprehensive income	--	(523)
Net current-period other comprehensive income (loss)	1,023	(867)
Balance as of October 3, 2015	$(33,287)	$513

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended October 4, 2014:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of July 5, 2014	$(20,374)	$251
Other comprehensive (loss) income before reclassification	(5,415)	578
Amounts reclassified from accumulated other comprehensive income	--	(148)
Net current-period other comprehensive (loss) income	(5,415)	430
Balance as of October 4, 2014	$(25,789)	$681

5.    INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	October 3, 2015	January 3, 2015	October 4, 2014
Raw materials and work in process	$254	$538	$622
Finished goods	248,153	157,703	220,103
Total inventories, net	$248,407	$158,241	$220,725

6.    PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	October 3, 2015	January 3, 2015	October 4, 2014
Land and buildings	$9,300	$9,300	$9,300
Machinery and equipment	117,797	140,189	155,568
Furniture and fixtures	69,422	61,694	59,422
Leasehold improvements	120,553	122,029	124,521
	317,072	333,212	348,811
Less: Accumulated depreciation and amortization	139,739	159,140	172,452
Total property and equipment, net	$177,333	$174,072	$176,359

Depreciation and amortization expense on property and equipment for the nine months ended October 3, 2015 and October 4, 2014 was $27.0 million and $26.5 million, respectively, which included depreciation for property and equipment under capital leases of $0.6 million. Depreciation and amortization expense on property and equipment for the three months ended October 3, 2015 and October 4, 2014 was $9.3 million and $9.4 million, respectively, which included depreciation for property and equipment under capital leases of $0.2 million. Property and equipment under capital leases was $9.3 million as of October 3, 2015, January 3, 2015 and October 4, 2014.

7.     GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	October 3, 2015	January 3, 2015	October 4, 2014

Amortized intangible assets:
Gross carrying amount:
Owned trademarks (a)	--	$467	$467	$2,000
Customer relationships	12 years	7,168	7,422	7,493
Merchandising rights	4 years	15,871	12,012	10,322
Reacquired rights	3 years	14,371	14,371	15,323
Other	4 years	2,322	2,322	2,322
Subtotal		40,199	36,594	37,460
Accumulated amortization:
Owned trademarks		(467)	(467)	(400)
Customer relationships		(5,160)	(4,769)	(4,637)
Merchandising rights		(5,885)	(4,108)	(3,716)
Reacquired rights		(14,097)	(9,604)	(8,715)
Other		(2,286)	(2,219)	(2,203)
Subtotal		(27,895)	(21,167)	(19,671)
Net:
Owned trademarks		--	--	1,600
Customer relationships		2,008	2,653	2,856
Merchandising rights		9,986	7,904	6,606
Reacquired rights		274	4,767	6,608
Other		36	103	119
Total amortized intangible assets, net		12,304	15,427	17,789

Unamortized intangible assets:
Owned trademarks		74,900	74,900	74,900
Total intangible assets		$87,204	$90,327	$92,689

Goodwill (b)		$48,790	$64,798	$68,871

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

Amortization expense of intangible assets was $6.9 million and $6.5 million for the nine months ended October 3, 2015 and October 4, 2014, respectively, and $2.4 million and $1.9 million for the three months ended October 3, 2015 and October 4, 2014, respectively.

The estimated amortization expense for intangible assets for the next five fiscal years is as follows:

Fiscal Year	Amortization Expense
(In millions)
2015	$8.0
2016	3.3
2017	3.0
2018	2.3
2019	0.8

The changes in carrying amount of goodwill for the nine months ended October 3, 2015 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of January 3, 2015	$63,483	$1,315	$64,798
Reclassification of goodwill to Investment in unconsolidated subsidiary (a)	(16,009)	--	(16,009)
Translation adjustment	138	(137)	1
Balance as of October 3, 2015	$47,612	$1,178	$48,790

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

The Company completed its annual goodwill impairment tests as of the first day of the third quarter of 2015. No impairment was recognized as of that date.

8.    INCOME TAXES

During the third quarter of 2015 and 2014, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the nine and three months ended October 3, 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The Company’s benefit for income taxes for the nine and three months ended October 4, 2014 primarily represented an income tax benefit within continuing operations due to the recognition of tax expense within discontinued operations, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. During the nine and three months ended October 4, 2014, the Company recorded a tax charge of $3.0 million within discontinued operations related to the dispositions of the Lucky Brand business and Juicy Couture IP and recognized an income tax benefit of a corresponding amount within continuing operations as a result of an intra-period allocation.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom and Canada. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2010 and, with a few exceptions, this applies to tax examinations by state authorities as well. Although the years before 2010 are considered to be closed, the IRS and other taxing authorities can also subject the Company’s net operating loss carryforwards to further review when such net operating loss carryforwards are utilized.

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $0.9 million and $3.2 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of October 3, 2015, uncertain tax positions of $9.2 million exist, which would provide an effective rate impact in the future if subsequently recognized.

9.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	October 3, 2015	January 3, 2015	October 4, 2014
Term Loan credit facility, due April 2021 (a)	$393,368	$396,158	$397,106
Revolving credit facility	--	6,000	3,000
Capital lease obligations	8,245	8,585	8,691
Total debt	401,613	410,743	408,797
Less: Short-term borrowings (b)	4,499	10,459	7,446
Long-term debt	$397,114	$400,284	$401,351

(a)              The balance as of October 3, 2015, January 3, 2015 and October 4, 2014 included an unamortized debt discount of $1.6 million, $1.8 million and $1.9 million, respectively.

(b)              At October 3, 2015, the balance consisted of $4.0 million of Term Loan amortization payments and obligations under capital leases. At January 3, 2015 and October 4, 2014, the balance consisted of $4.0 million of Term Loan amortization payments, outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) and obligations under capital leases.

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

As of October 3, 2015, availability under the Company’s ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)

Revolving credit facility (a)	$200,000	$274,412	$--	$10,686	$189,314	$169,314

(a)              Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.

(b)              Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company’s capital lease obligations of $8.2 million, $8.6 million and $8.7 million as of October 3, 2015, January 3, 2015 and October 4, 2014, respectively, included $0.5 million, $0.5 million and $0.4 million within Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	October 3, 2015	January 3, 2015	October 4, 2014
Financial Assets:
Derivatives	$1,515	$3,193	$1,580
Financial Liabilities:
Derivatives	$(160)	$--	$--

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

					Total Losses
	Net Carrying Value as of	Fair Value Measured and Recorded at Reporting Date Using:			Nine Months Ended	Three Months Ended
In thousands	October 3, 2015	Level 1	Level 2	Level 3	October 3, 2015	October 3, 2015
Property and equipment	$--	$--	$--	$--	$4,180	$--

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	October 3, 2015		January 3, 2015		October 4, 2014
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Term Loan credit facility, due April 2021(a)	$391,178	$393,368	$384,786	$396,158	$388,776	$397,106
Revolving credit facility (b)	--	--	6,000	6,000	3,000	3,000

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

As of October 4, 2014, the estimated fair value of the Lucky Brand Note approximated its carrying value.

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

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 140 such leases. As of October 3, 2015, the future aggregate payments under these leases amounted to $100.2 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of October 3, 2015, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In millions
2015	$514
2016	2,089
2017	2,141
2018	2,194
2019	2,247
Thereafter	13,081
Total	22,266
Less: Amounts representing interest and executory costs	(14,021)
Net present values	8,245
Less: Capital lease obligations included in short-term debt	(499)
Long-term capital lease obligations	$7,746

Other

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

12.    STREAMLINING INITIATIVES

2015 Actions

In the second quarter of 2015, the Company announced that it signed a new distribution agreement for its operations in Latin America, including in Brazil, which will leverage the network of its new partner. As part of these actions, the Company completed the closure of its Company-operated stores during the third quarter of 2015 and no longer operates directly in Brazil. The Company recorded charges related to contract terminations, severance, non-cash asset impairment charges and other costs related to these actions.

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company discontinued KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, KATE SPADE SATURDAY’s Company-owned and three partnered store locations were substantially closed by the end of the second quarter of 2015. The Company also completed the closure of JACK SPADE’s Company-owned stores. These actions resulted in restructuring charges related to contract assignment and termination costs, severance and non-cash asset impairment charges and were substantially completed in the second quarter of 2015.

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

For the nine and three months ended October 3, 2015 and October 4, 2014, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Other as follows:

	Nine Months Ended		Three Months Ended
In thousands	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)
KATE SPADE North America	$17,603	$3,178	$4,343	$23
KATE SPADE International	9,164	--	1,517	--
Adelington Design Group	1,835	222	(29)	6
Other (a)	4,423	31,579	1,199	1,105
Total	$33,025	$34,979	$7,030	$1,134

(a)              Other consists of unallocated corporate restructuring costs and Juicy Couture and Lucky Brand restructuring charges principally related to distribution functions that are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total

Balance at January 3, 2015	$2,080	$987	$--	$6,830	$9,897
2015 provision (a)	12,370	11,206	7,389	2,060	33,025
2015 asset write-downs	--	--	(7,389)	--	(7,389)
Translation difference	(7)	--	--	(3)	(10)
2015 spending (a)	(9,959)	(6,578)	--	(4,423)	(20,960)
Balance at October 3, 2015 (b)	$4,484	$5,615	$--	$4,464	$14,563

(a)              Payroll and related costs and spending include $0.3 million of non-cash share-based compensation expense.

(b)             The balance in other costs at October 3, 2015 includes $3.3 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

For the nine months ended October 3, 2015, the Company recorded pretax charges totaling $33.0 million related to these initiatives. The Company expects to pay the remaining accrued streamlining costs in the next 12 months. For the nine months ended October 4, 2014, the Company recorded pretax charges of $35.0 million related to these initiatives, including $32.6 million of payroll and related costs, $1.3 million of contract termination costs, $0.9 million of asset write-downs and disposals and $0.2 million of other costs. Approximately $7.7 million and $18.2 million of these charges were non-cash during the nine months ended October 3, 2015 and October 4, 2014, respectively.

13.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Nine Months Ended		Three Months Ended
In thousands	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)
(Loss) income from continuing operations	$(39,800)	$(49,768)	$4,510	$2,623
(Loss) income from discontinued operations, net of income taxes	(4,577)	82,404	(2,207)	(11,753)
Net (loss) income	$(44,377)	$32,636	$2,303	$(9,130)

Basic weighted average shares outstanding	127,611	125,972	127,682	126,971
Stock options and nonvested shares (a)	--	--	436	639
Diluted weighted average shares outstanding	127,611	125,972	128,118	127,610

(Loss) earnings per share:
Basic
(Loss) income from continuing operations	$(0.31)	$(0.40)	$0.04	$0.02
(Loss) income from discontinued operations	$(0.04)	$0.66	$(0.02)	$(0.09)
Net (loss) income	$(0.35)	$0.26	$0.02	$(0.07)

Diluted
(Loss) income from continuing operations	$(0.31)	$(0.40)	$0.04	$0.02
(Loss) income from discontinued operations	$(0.04)	$0.66	$(0.02)	$(0.09)
Net (loss) income	$(0.35)	$0.26	$0.02	$(0.07)

(a)             Because the Company incurred a loss from continuing operations for the nine months ended October 3, 2015 and October 4, 2014, approximately 0.9 million and 1.1 million outstanding stock options, respectively, and approximately 2.0 million and 1.7 million outstanding nonvested shares, respectively, were excluded from the computation of diluted loss per share.

14.    ADDITIONAL FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the nine months ended October 3, 2015 and October 4, 2014, net income tax (payments) refunds were $(2.6) million and $0.3 million, respectively. The Company received interest payments of $9.4 million for the nine months ended October 3, 2015, including outstanding interest and payment in kind under the Lucky Brand Note. During the nine months ended October 3, 2015 and October 4, 2014, the Company made interest payments of $13.0 million and $29.9 million, respectively. As of October 3, 2015, January 3, 2015 and October 4, 2014, the Company accrued capital expenditures totaling $11.1 million, $9.8 million and $14.2 million, respectively.

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

Related Party Transactions

The Company’s equity in losses of its equity investees was $4.1 million and $1.4 million for the nine months ended October 3, 2015 and October 4, 2014, respectively, and $1.3 million and $1.2 million for the three months ended

October 3, 2015 and October 4, 2014, respectively. During the third quarter of 2015, Kate Spade Hong Kong, Limited and Walton Brown each loaned $5.0 million to KSC. As of October 3, 2015, January 3, 2015 and October 4, 2014, the Company recorded $28.3 million, $9.2 million and $8.0 million, respectively, related to its investments in unconsolidated subsidiaries, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

15.    SEGMENT REPORTING

The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Asia (excluding Japan), Europe and Latin America. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•                  KATE SPADE North America segment – consists of the Company’s kate spade new york and JACK SPADE brands in North America.

•                KATE SPADE International segment – consists of the Company’s kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

•                  Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands and (ii) the licensed LIZWEAR and LIZ CLAIBORNE NEW YORK brands.

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

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Nine Months Ended October 3, 2015 (39 weeks)
KATE SPADE North America	$659,809	81.1%	$86,566	13.1%
KATE SPADE International	136,056	16.7%	13,215	9.7%
Adelington Design Group	17,897	2.2%	2,728	15.2%
Totals	$813,762	100.0%

Nine Months Ended October 4, 2014 (40 weeks)
KATE SPADE North America	$565,021	76.4%	$69,614	12.3%
KATE SPADE International	153,512	20.7%	81	0.1%
Adelington Design Group	21,496	2.9%	1,020	4.7%
Other (a)	--	--%	(685)	--%
Totals	$740,029	100.0%

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended October 3, 2015 (13 weeks)
KATE SPADE North America	$228,493	82.4%	$30,713	13.4%
KATE SPADE International	42,870	15.5%	4,793	11.2%
Adelington Design Group	5,965	2.1%	1,127	18.9%
Totals	$277,328	100.0%

Three Months Ended October 4, 2014 (13 weeks)
KATE SPADE North America	$192,886	77.0%	$21,130	11.0%
KATE SPADE International	50,906	20.3%	(1,346)	(2.6)%
Adelington Design Group	6,625	2.7%	1,030	15.5%
Other (a)	--	--%	(90)	--%
Totals	$250,417	100.0%

(a)          Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

The following tables provide a reconciliation to (Loss) Income from Continuing Operations:

	Nine Months Ended		Three Months Ended
In thousands	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$86,566	$69,614	$30,713	$21,130
KATE SPADE International (a)	13,215	81	4,793	(1,346)
Adelington Design Group	2,728	1,020	1,127	1,030
Other (b)	--	(685)	--	(90)
Total Reportable Segments Adjusted EBITDA	102,509	70,030	36,633	20,724
Depreciation and amortization, net (c)	(34,094)	(34,033)	(11,676)	(11,752)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(33,824)	(19,035)	(6,871)	(870)
Joint venture contract termination fee	(26,000)	--	--	--
Share-based compensation (e)	(19,440)	(31,772)	(6,684)	(5,740)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (f)	3,586	1,358	915	1,185
Operating (Loss) Income	(7,263)	(13,452)	12,317	3,547
Other expense, net (a)	(4,778)	(1,717)	(1,560)	(1,805)
Loss on settlement of note receivable	(9,873)	--	--	--
Loss on extinguishment of debt	--	(16,914)	--	--
Interest expense, net	(13,982)	(18,185)	(5,274)	(2,189)
Provision (benefit) for income taxes	3,904	(500)	973	(3,070)
(Loss) Income from Continuing Operations	$(39,800)	$(49,768)	$4,510	$2,623

(a)          Amounts include equity in the adjusted losses of the Company’s equity method investees of $3.6 million and $1.4 million for the nine months ended October 3, 2015 and October 4, 2014, respectively and $0.9 million and $1.2 million for the three months ended October 3, 2015 and October 4, 2014, respectively.

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

(d)         See Note 12 – Streamlining Initiatives for a discussion of streamlining charges.

(e)         Includes share-based compensation expense of $0.3 million and $17.2 million in the nine months ended October 3, 2015 and October 4, 2014, respectively, and $0.1 million and $0.3 million in the three months ended October 3, 2015 and October 4, 2014, respectively, that was classified as restructuring.

(f)           Excludes joint venture restructuring expense included in equity losses of $0.5 million in the nine months ended October 3, 2015 and $0.4 million in the three months ended October 3, 2015.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Nine Months Ended October 3, 2015 (39 weeks)
Domestic	$650,239	79.9%
International	163,523	20.1%
Totals	$813,762	100.0%

Nine Months Ended October 4, 2014 (40 weeks)
Domestic	$572,073	77.3%
International	167,956	22.7%
Totals	$740,029	100.0%

Three Months Ended October 3, 2015 (13 weeks)
Domestic	$223,058	80.4%
International	54,270	19.6%
Totals	$277,328	100.0%

Three Months Ended October 4, 2014 (13 weeks)
Domestic	$192,805	77.0%
International	57,612	23.0%
Totals	$250,417	100.0%

There were no significant changes in segment assets during the nine months ended October 3, 2015.

16.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by its business in Japan. As of October 3, 2015, the Company had forward contracts maturing through June 2016 to sell 1.7 billion yen for $14.4 million. The Company also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of October 3, 2015, the Company had forward contracts to sell 4.0 billion yen for $33.3 million maturing through December 2015. Transaction (losses) gains of $(0.1) million and $1.3 million related to these derivative instruments were reflected within Other expense, net for the nine months ended October 3, 2015 and October 4, 2014, respectively, and $(0.8) million and $2.4 million for the three months ended October 3, 2015 and October 4, 2014, respectively. These transaction gains and losses were substantially offset by transaction gains and losses on the corresponding intercompany loans.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
October 3, 2015	Other current assets	$32,912	$ 1,515	Accrued expenses	$2,200	$ 93
January 3, 2015	Other current assets	39,100	3,066	Accrued expenses	--	--
October 4, 2014	Other current assets	22,050	1,233	Accrued expenses	--	--

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
October 3, 2015	Other current assets	$--	$ --	Accrued expenses	$33,303	$ 67
January 3, 2015	Other current assets	33,350	127	Accrued expenses	--	--
October 4, 2014	Other current assets	36,748	347	Accrued expenses	--	--

The following table summarizes the effect of foreign currency exchange contracts designated as hedging instruments on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount Recognized in Operations on Derivative (Ineffective Portion)
Nine months ended October 3, 2015	$(1,326)	Cost of goods sold	$1,156	$--
Nine months ended October 4, 2014	541	Cost of goods sold	1,028	--
Three months ended October 3, 2015	(534)	Cost of goods sold	813	--
Three months ended October 4, 2014	933	Cost of goods sold	239	--

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

Compensation expense related to the Company’s share-based payment awards totaled $19.4 million, which included $0.3 million that was classified as restructuring, for the nine months ended October 3, 2015 and $6.6 million, which included $0.1 million that was classified as restructuring, for the three months ended October 3, 2015.

During 2014, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company’s share-based payment awards totaled $31.8 million, which included $17.2 million that was classified as restructuring, for the nine months ended October 4, 2014 and $5.8 million, which included $0.3 million that was classified as restructuring, for the three months ended October 4, 2014.

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

Nine Months Ended
Valuation Assumptions:	October 3, 2015
Weighted-average fair value of options granted	$15.92
Historic volatility	76.5%
Weighted-average volatility	58.7%
Expected term (in years)	4.2
Dividend yield	—
Risk-free rate	1.9%
Expected annual forfeiture	15.3%

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

A summary of award activity under stock option plans as of October 3, 2015 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 3, 2015	1,030,969	$11.25	3.9	$21,613
Granted	174,458	34.29
Exercised	(233,000)	10.42		5,659
Cancelled	(52,714)	21.57
Outstanding at October 3, 2015	919,713	$15.24	3.7	$7,358

Vested or expected to vest at October 3, 2015	880,523	$14.44	3.6	$7,357

Exercisable at October 3, 2015	585,373	$8.02	2.6	$7,332

As of October 3, 2015, there were approximately 0.3 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $13.22.

As of October 3, 2015, there was $2.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the nine months ended October 3, 2015 and October 4, 2014 was $2.3 million and $3.2 million, respectively.

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

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the nine months ended October 3, 2015, the following assumptions were used in determining fair value:

Nine Months Ended
Valuation Assumptions:	October 3, 2015
Weighted-average fair value	$43.35
Expected volatility	43.2%
Dividend yield	—
Risk-free rate	1.1 % to 1.7%
Weighted-average expected annual forfeiture	5.0%

The other portion of the LTIP consists of an award of 243,419 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) relative to the TSR of the S&P Mid-Cap 400 Index as well as an earnings-based performance condition. The performance shares have a grant date fair value of $9.1 million that was calculated using a Monte Carlo simulation model. For the nine months ended October 3, 2015, the following assumptions were used in determining fair value:

Nine Months Ended
Valuation Assumptions:	October 3, 2015
Weighted-average fair value	$37.47
Expected volatility	41.6%
Dividend yield	—
Risk-free rate	1.0%
Weighted-average expected annual forfeiture	4.1%

A summary of award activity under restricted stock plans as of October 3, 2015 and changes therein during the nine month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 3, 2015	1,719,574	$45.39
Granted	557,984	37.28
Vested	(107,720)	20.47
Cancelled	(199,509)	45.57
Nonvested stock at October 3, 2015	1,970,329	$44.44

Expected to vest as of October 3, 2015 (a)	1,768,101	$44.66

(a)              Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of October 3, 2015, there was $44.1 million of total unrecognized compensation cost related to non vested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the nine month periods ended October 3, 2015 and October 4, 2014 was $2.2 million and $6.8 million, respectively.

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

In April 2015, new accounting guidance was issued which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in August 2015, new accounting guidance was issued to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning on or after December 15, 2015. The Company will reclassify the carrying value of its debt issuance costs related to the Term Loan from an asset to a liability upon adoption.

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

In May 2014, new accounting guidance on the accounting for revenue recognition was issued, which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, this guidance was updated, which defers the effective date by one year and permits early adoption for interim and annual periods beginning on or after December 15, 2016. This guidance is effective for interim and annual periods beginning on or after December 15, 2017. The Company is continuing to evaluate the impact of the adoption of the guidance on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Segments

We operate our kate spade new york and JACK SPADE brands through one operating segment in North America and four operating segments internationally: Japan, Asia (excluding Japan), Europe and Latin America. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

•                        KATE SPADE North America segment – consists of our kate spade new york and JACK SPADE brands in North America.

•                        KATE SPADE International segment – consists of our kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

•                        Adelington Design Group segment – consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands and (ii) the licensed LIZWEAR and LIZ CLAIBORNE NEW YORK brands.

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

Macroeconomic challenges and uncertainty continue to dampen consumer spending; job growth remains inconsistent, with stagnating real wages in certain markets in which we operate; unemployment levels remain high; consumer retail traffic remains inconsistent and the retail environment remains promotional. In addition, as economic conditions improve in certain real estate markets in which we operate, the landlord community is requiring higher rents and occupancy costs. Furthermore, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. We continue to focus on the execution of our strategic plans and improvements in productivity, with a primary focus on operating cash flow generation, retail execution and product category and geographic expansion.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. We will concentrate our investments on initiatives to further develop kate spade new york into a global lifestyle brand. We have established the following operating and financial goals as we focus our efforts on two axes of growth – geographic expansion and product category expansion: (i) continuing to drive top line growth by expanding certain product categories, opening new retail locations in North America, Japan and Europe and launching additional e-commerce platforms in Europe; (ii) accelerating growth in Greater China through newly formed joint ventures that are expected to leverage the expertise of our new joint venture partner and the global demand for our products; (iii) maximizing licensing opportunities to expand product categories and grow margins; (iv) extending our use of capital efficient partnerships in selected geographies; (v) driving quality of sale initiatives with continued moderation of promotions across channels and increased marketing to support those efforts; and (vi) increasing investments in marketing that leverage Customer Relationship Management (“CRM”) capability and focus on acquiring new full price customers. Our quality of sale initiatives, while positive to our brand equity, and the impact of foreign currency are expected to continue to affect our results for the remainder of the year.

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

Recent Developments and Operational Initiatives

In the second quarter of 2015, we signed a new distribution agreement for our operations in Latin America, including in Brazil, which will leverage the network of our new distribution partner. As part of these actions, we closed our Company-operated stores in Brazil during the third quarter of 2015 and no longer operate directly in Brazil.

In the first quarter of 2015, we entered a global licensing agreement with Fossil Group, Inc. for the design, development and distribution of kate spade new york watches through 2025, with the first collection of watches designed, developed and distributed in collaboration with us to launch in 2016. Accordingly, we now earn royalty income under the agreement with Fossil and no longer sell watches through our wholesale channel.

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

On January 29, 2015, we announced the discontinuation of KATE SPADE SATURDAY as a standalone business. We also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, substantially all of KATE SPADE SATURDAY’s Company-owned and three partnered store locations were closed by the end of the second quarter of 2015. We also closed JACK SPADE’s Company-owned stores by the end of the second quarter of 2015.

In the fourth quarter of 2014, we launched the UK KATE SPADE e-commerce website. In the third quarter of 2015, we launched our e-commerce website in France.

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

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented. The initiatives relating to KATE SPADE SATURDAY, JACK SPADE and our kate spade new york retail stores in Brazil do not represent a strategic shift in our operations and therefore are not reported as discontinued operations.

Overall Results for the Nine Months Ended October 3, 2015

Net Sales

Net sales for the first nine months of 2015 were $813.8 million, an increase of $73.8 million or 10.0%, compared to 2014 net sales of $740.0 million. The increase in net sales compared to the first nine months of 2014 includes year-over-year decreases of: (i) $22.1 million from changes in foreign currency exchange rates; (ii) $17.9 million for the additional week in 2014, excluding the impact of wind-down operations; (iii) $17.6 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (iv) $14.4 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil; and (v) $10.0 million resulting from North America quality of sale initiatives.

Gross Profit and Loss from Continuing Operations

Gross profit for the first nine months of 2015 was $496.0 million, an increase of $46.0 million compared to 2014, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 60.8% in 2014 to 61.0% in 2015, and primarily reflected: (i) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (ii) the impact of the 2014 liquidation of excess KATE SPADE SATURDAY launch year inventory; (iii) unusually low promotional activity in our outlet stores in the third quarter of 2014; and (iv) a change in mix due to accelerated outlet store openings in 2014, in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio.

We recorded a loss from continuing operations of $39.8 million in the first nine months of 2015, as compared to a loss from continuing operations of $49.8 million in 2014. The year-over-year change primarily reflected: (i) an increase in gross profit; (ii) the absence of the loss on extinguishment of debt of $16.9 million in 2015; (iii) a decrease in Interest expense, net; (iv) an increase in Selling, general & administrative expenses (“SG&A”), including a $26.0 million charge to terminate contracts with our former joint venture partner in China; and (v) the loss on settlement of the Lucky Brand Note of $9.9 million.

Balance Sheet

We ended the first nine months of 2015 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $182.0 million as compared to $285.5 million at the end of the first nine months of 2014. The $103.5 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note in March 2015; (ii) the receipt of a net $19.9 million from LCJG for their interests in the joint ventures; (iii) the funding of $73.7 million of capital and in-store shop expenditures over the last 12 months; and (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. We also generated $121.6 million of cash from continuing operating activities over the past 12 months, which included a $26.0 million payment to terminate contracts with our former joint venture partner in China. The operating activities of our discontinued operations used $23.2 million of cash over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

NINE MONTHS ENDED OCTOBER 3, 2015 COMPARED TO NINE MONTHS ENDED OCTOBER 4, 2014

The following table sets forth our operating results for the nine months ended October 3, 2015 (comprised of 39 weeks) compared to the nine months ended October 4, 2014 (comprised of 40 weeks):

	Nine Months Ended		Variance
Dollars in millions	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	$	%

Net Sales	$813.8	$740.0	$73.8	10.0%

Gross Profit	496.0	450.0	46.0	10.2%

Selling, general & administrative expenses	503.3	463.5	(39.8)	(8.6)%

Operating Loss	(7.3)	(13.5)	6.2	46.0%

Other expense, net	(4.8)	(1.7)	(3.1)	*

Loss on settlement of note receivable	(9.9)	--	(9.9)	*

Loss on extinguishment of debt	--	(16.9)	16.9	*

Interest expense, net	(14.0)	(18.2)	4.2	23.1%

Provision (benefit) for income taxes	3.8	(0.5)	(4.3)	*

Loss from Continuing Operations	(39.8)	(49.8)	10.0	20.0%

Discontinued operations, net of income taxes	(4.6)	82.4	(87.0)	*

Net (Loss) Income	$(44.4)	$32.6	$(77.0)	*

*   Not meaningful.

Net Sales

Net sales for the first nine months of 2015 were $813.8 million, an increase of $73.8 million, or 10.0%, compared to 2014 net sales of $740.0 million. The increase in net sales compared to the first nine months of 2014 includes year-over-year decreases of: (i) $22.1 million from changes in foreign currency exchange rates; (ii) $17.9 million for the additional week in 2014, excluding the impact of wind-down operations; (iii) $17.6 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (iv) $14.4 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil; and (v) $10.0 million resulting from North America quality of sale initiatives. Excluding the additional week in 2014, kate spade new york comparable direct-to-consumer sales, including e-commerce, increased by 11.6% in the first nine months of 2015; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 9.7% in the first nine months of 2015.

Net sales results for our segments are provided below:

•                   KATE SPADE North America net sales were $659.8 million, a 16.8% increase compared to 2014 net sales of $565.0 million, primarily driven by increased direct-to-consumer sales in our kate spade new york brand. The increase in net sales compared to the first nine months of 2014 includes period-over-period decreases of: (i) $14.0 million for the additional week in 2014; (ii) $10.0 million resulting from quality of sale initiatives; (iii) $9.8 million in KATE SPADE SATURDAY as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand; and (iv) $4.4 million from changes in foreign currency exchange rates.

We ended the first nine months of 2015 with 101 kate spade new york specialty retail stores and 63 outlet stores, reflecting a net addition of 17 kate spade new york specialty retail stores and 7 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

—           Average retail square footage in the first nine months of 2015 was approximately 357 thousand square feet, a 27.5% increase compared to 2014; and

—           Sales productivity was $990 per average square foot for the first nine months of 2015, as compared to $964 for 2014 on a constant currency basis, excluding the impact of an additional week in 2014.

•                   KATE SPADE International net sales were $136.1 million, an 11.4% decrease compared to 2014 net sales of $153.5 million, and primarily reflected: (i) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture as discussed above; (ii) a decrease of $17.7 million from changes in foreign currency exchange rates; (iii) a $3.9 million decrease for the additional week in 2014 and (iv) an increase in net sales to our international distributors.

We ended the first nine months of 2015 with 20 kate spade new york specialty retail stores, 52 concessions, and 13 outlet stores, reflecting a net addition over the last 12 months of 3 concessions and 3 outlet stores and a net reduction of 13 specialty retail stores, including the conversion of 6 specialty retail stores, 3 concessions and 1 outlet store totaling 11 thousand square feet in the Hong Kong, Macau and Taiwan territories to a joint venture. With the completion of the wind-down of our directly owned business in Brazil, we have owned and operated direct-to-consumer operations in Japan and Europe in our International segment. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

—           Average retail square footage, including concessions, in the first nine months of 2015 was approximately 72 thousand square feet, an 18.2% increase compared to 2014; and

—           Sales productivity was $1,176 per average square foot in the first nine months of 2015 and 2014 on a constant currency basis, excluding the impact of an additional week in 2014.

•                   Adelington Design Group net sales were $17.9 million for the first nine months of 2015, a decrease of $3.6 million, or 16.7%, compared to 2014, primarily related to a $5.2 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands and a $2.5 million decrease in our LIZWEAR brand, partially offset by a $3.7 million increase in the MONET and LIZ CLAIBORNE brands.

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

Gross Profit

Gross profit for the first nine months of 2015 was $496.0 million, an increase of $46.0 million compared to 2014, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 60.8% in 2014 to 61.0% in 2015, and primarily reflected: (i) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (ii) the impact of the 2014 liquidation of excess KATE SPADE SATURDAY launch year inventory; (iii) unusually low promotional activity in our outlet stores in the third quarter of 2014; and (iv) a change in mix due to accelerated outlet store openings in 2014, in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $39.8 million, or 8.6%, to $503.3 million in the first nine months of 2015 compared to the first nine months of 2014. The increase in SG&A reflected the following:

•

A $40.9 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; and (ii) increased compensation related expenses;

•	A $26.0 million charge incurred in the first nine months of 2015 to terminate contracts with our former joint venture partner in China;
•

A $20.4 million decrease in SG&A in our KATE SPADE International segment, including a reduction associated with the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and reflecting: (i) reduced concession fees; (ii) decreased rent and other store operating expenses; and (iii) lower advertising expenses;

•	A $3.9 million decrease in our Adelington Design Group segment; and
•	A $2.8 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

Operating Loss

Operating loss for the first nine months of 2015 was $7.3 million ((0.9)% of net sales) compared to an operating loss of $13.5 million ((1.8)% of net sales) in 2014.

Other Expense, Net

Other expense, net amounted to $4.8 million and $1.7 million in the nine months ended October 3, 2015 and October 4, 2014, respectively and consisted primarily of (i) equity in the (losses) earnings of our equity investees; and (ii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In the first nine months of 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note, as discussed above.

Loss on Extinguishment of Debt

During the first nine months of 2014, we recorded a $16.9 million loss on the extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan.

Interest Expense, Net

Interest expense, net was $14.0 million for the nine months ended October 3, 2015 and $18.2 million for the nine months ended October 4, 2014, primarily reflecting the absence of $13.5 million of interest expense in 2015 due to the refinancing of the Senior Notes in the second quarter of 2014 and a $2.3 million write-off of deferred financing fees in 2014 as a result of a reduction in the size of our ABL Facility, offset in part by a reduction of interest income of $6.0 million due to the repayment of the Lucky Brand Note in the first quarter of 2015 and additional interest expense of $5.7 million related to the Term Loan.

Provision (Benefit) for Income Taxes

The income tax provision of $3.8 million for the nine months ended October 3, 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit of $(0.5) million for the nine months ended October 4, 2014 primarily represented: (i) the recognition of an income tax benefit of $(3.0) million within continuing operations due to the recognition of a corresponding tax expense within discontinued

operations; (ii) increases in deferred tax liabilities for indefinite-lived intangible assets; (iii) current tax on operations in certain jurisdictions; and (iv) an increase in the accrual for interest related to uncertain tax positions.

Loss from Continuing Operations

Loss from continuing operations in the first nine months of 2015 was $39.8 million, or (4.9)% of net sales compared to $49.8 million in the first nine months of 2014, or (6.7)% of net sales. Earnings per share, Basic and Diluted (“EPS”) from continuing operations was $(0.31) in 2015 and $(0.40) in 2014.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the first nine months of 2015 was $(4.6) million, reflecting a loss on disposal of discontinued operations of $(1.4) million and a $(3.2) million loss from discontinued operations. Income from discontinued operations in the first nine months of 2014 was $82.4 million, reflecting a gain on disposal of discontinued operations of $128.0 million and a $(45.6) million loss from discontinued operations. EPS from discontinued operations was $(0.04) in 2015 and $0.66 in 2014.

Net (Loss) Income

Net loss in the first nine months of 2015 was $(44.4) million compared to net income of $32.6 million in the first nine months of 2014. EPS was $(0.35) in 2015 and $0.26 in 2014.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first nine months of 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. We do not allocate amounts reported below Operating income (loss) to our reportable segments, other than adjusted equity income (loss) in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Nine Months Ended		Variance
Dollars in thousands	October 3, 2015 (39 Weeks)	October 4, 2014 (40 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$86,566	$69,614	$16,952	24.4%
KATE SPADE International (a)	13,215	81	13,134	*
Adelington Design Group	2,728	1,020	1,708	167.5%
Other (b)	--	(685)	685	*
Total Reportable Segments Adjusted EBITDA	102,509	70,030
Depreciation and amortization, net (c)	(34,094)	(34,033)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(33,824)	(19,035)
Joint venture contract termination fee	(26,000)	--
Share-based compensation (e)	(19,440)	(31,772)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (f)	3,586	1,358
Operating Loss	(7,263)	(13,452)
Other expense, net (a)	(4,778)	(1,717)
Loss on settlement of note receivable	(9,873)	--
Loss on extinguishment of debt	--	(16,914)
Interest expense, net	(13,982)	(18,185)
Provision (benefit) for income taxes	3,904	(500)
Loss from Continuing Operations	$(39,800)	$(49,768)

*     Not meaningful.

(a)    Amounts include equity in the adjusted losses of our equity method investees of $3.6 million and $1.4 million in 2015 and 2014, respectively.

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

(d)    See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(e)    Includes share-based compensation expense of $0.3 million and $17.2 million in 2015 and 2014, respectively, that was classified as restructuring.

(f)    Excludes joint venture restructuring expense included in equity losses of $0.5 million in the nine months ended October 3, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the nine months ended October 3, 2015 and October 4, 2014 follows:

•                   KATE SPADE North America Adjusted EBITDA for the first nine months of 2015 was $86.6 million (13.1% of net sales), compared to $69.6 million (12.3% of net sales) in 2014. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses and payroll related expenses.

•                   KATE SPADE International Adjusted EBITDA for the first nine months of 2015 was $13.2 million (9.7% of net sales), compared to $0.1 million (0.1% of net sales) in 2014. The period-over-period increase reflected a decrease in SG&A related to reduced concession fees, decreased rent and other store operating expenses, including a reduction associated with the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and lower advertising expenses, partially offset by a decrease in gross profit.

•                   Adelington Design Group Adjusted EBITDA for the first nine months of 2015 was $2.7 million (15.2% of net sales), and was $1.0 million (4.7% of net sales) in 2014. The increase in Adjusted EBITDA reflected reduced SG&A, partially offset by reduced gross profit.

THREE MONTHS ENDED OCTOBER 3, 2015 COMPARED TO THREE MONTHS ENDED OCTOBER 4, 2014

The following table sets forth our operating results for the three months ended October 3, 2015 (comprised of 13 weeks) compared to the three months ended October 4, 2014 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)	$	%

Net Sales	$277.4	$250.4	$27.0	10.7%

Gross Profit	169.8	157.3	12.5	7.9%

Selling, general & administrative expenses	157.5	153.8	(3.7)	(2.4	) %

Operating Income	12.3	3.5	8.8	*

Other expense, net	(1.6)	(1.8)	0.2	13.7%

Interest expense, net	(5.3)	(2.2)	(3.1)	*

Provision (benefit) for income taxes	0.9	(3.1)	(4.0)	*

Income from Continuing Operations	4.5	2.6	1.9	71.9%

Discontinued operations, net of income taxes	(2.2)	(11.7)	9.5	*

Net Income (Loss)	$2.3	$(9.1)	$11.4	*

*   Not meaningful.

Net Sales

Net sales for the third quarter of 2015 were $277.4 million, an increase of $27.0 million, or 10.7%, compared to the third quarter of 2014. The increase in net sales compared to 2014 includes period-over-period decreases of: (i) $10.9 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil; (ii) $8.6 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (iii) $8.2 million from changes in foreign currency exchange rates; and (iv) $2.4 million resulting from North America quality of sale initiatives. Comparable direct-to-consumer net sales for kate spade new york, including e-commerce, increased by 15.7% in the third quarter of 2015; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 10.7%.

•                   KATE SPADE North America net sales were $228.5 million for the third quarter of 2015, an 18.5% increase compared to 2014, primarily driven by an increase in direct-to-consumer sales in our kate spade new york brand. The increase in net sales compared to the third quarter of 2014 includes quarter-over-quarter decreases of: (i) $6.2 million resulting from the wind-down of the KATE SPADE SATURDAY business and closed JACK SPADE brick and mortar stores as we reposition the brand; (ii) $2.4 million resulting from quality of sale initiatives; and (iii) $2.3 million from changes in foreign currency exchange rates. Key operating metrics for our North America retail operations included the following:

—           Average retail square footage in the third quarter of 2015 was approximately 367 thousand square feet, a 17.1% increase compared to 2014; and

—           Sales productivity was $350 per average square foot for the third quarter of 2015 as compared to $334 for the third quarter of 2014 on a constant currency basis.

•                   KATE SPADE International net sales were $42.9 million for the third quarter of 2015, a 15.8% decrease compared to 2014, primarily reflecting: (i) an $8.6 million decrease in net sales related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (ii) a decrease of $5.9 million from changes in foreign currency exchange rates; and (iii) a $2.4 million decrease related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar and our directly operated business in Brazil. Key operating metrics for our International retail operations in Japan and Europe included the following:

—           Average retail square footage in the third quarter of 2015 was approximately 75 thousand square feet, an 18.4% increase compared to 2014; and

—           Sales productivity was $381 per average square foot for the third quarter of 2015 as compared to $391 for the third quarter of 2014 on a constant currency basis.

•                   Adelington Design Group net sales were $6.0 million for the third quarter of 2015, a decrease of $0.7 million, or 10.0%, compared to 2014, primarily related to a $2.4 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands, partially offset by a $1.5 million increase in the MONET and LIZ CLAIBORNE brands.

Gross Profit

Gross profit in the third quarter of 2015 was $169.8 million (61.2% of net sales), compared to $157.3 million (62.8% of net sales) in the third quarter of 2014. The increase in gross profit is primarily due to increased net sales in our KATE SPADE North America segment, partially offset by a decrease in net sales in our KATE SPADE International segment. The decrease in the gross profit rate primarily reflected: (i) unusually low promotional activity in our outlet stores in the third quarter of 2014; (ii) a change in mix due to accelerated outlet store openings in 2014, in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio; and (iii) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture.

Selling, General & Administrative Expenses

SG&A increased $3.7 million, or 2.4%, to $157.5 million in the third quarter of 2015 compared to the third quarter of 2014. The increase in SG&A reflected the following:

•                   A $9.6 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting increased rent and other store operating expenses;

•                   A $5.8 million increase in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;

•                   A $10.3 million decrease in SG&A in our KATE SPADE International segment, primarily reflecting: (i) reduced concession fees; and (ii) decreased rent and other store operating expenses, including a reduction related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; and

•                   A $1.4 million decrease in our Adelington Design Group segment.

Operating Income

Operating income for the third quarter of 2015 was $12.3 million (4.4% of net sales) compared to $3.5 million (1.4% of net sales) in 2014.

Other Expense, Net

Other expense, net amounted to $1.6 million and $1.8 million in the three months ended October 3, 2015 and October 4, 2014, respectively. Other expense, net consisted primarily of: (i) equity in the (losses) earnings of our equity method investees; and (ii) foreign currency transaction gains and losses.

Interest Expense, Net

Interest expense, net was $5.3 million for the three months ended October 3, 2015, as compared to $2.2 million for the three months ended October 4, 2014, primarily reflecting the absence of interest income on the Lucky Brand Note, which amounted to $3.0 million in the three months ended October 4, 2014.

Provision (Benefit) for Income Taxes

The income tax provision of $0.9 million for the three months ended October 3, 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit of $(3.1) million for the three months ended October 4, 2014 primarily represented: (i) the recognition of an income tax benefit of $(3.0) million within continuing operations due to the recognition of a corresponding tax expense within discontinued operations; (ii) increases in deferred tax liabilities for indefinite-lived intangible assets; (iii) current tax on operations in certain jurisdictions; and (iv) an increase in the accrual for interest related to uncertain tax positions.

Income from Continuing Operations

Income from continuing operations in the third quarter of 2015 was $4.5 million, or 1.6% of net sales, compared to $2.6 million in the third quarter of 2014, or 1.0% of net sales. EPS from continuing operations was $0.04 in 2015 and $0.02 in 2014.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in the third quarter of 2015 was $(2.2) million, reflecting a loss from discontinued operations of $(2.3) million and a gain on disposal of discontinued operations of $0.1 million. Loss from discontinued operations in the third quarter of 2014 was $(11.7) million, reflecting a loss on disposal of discontinued operations of $(5.7) million and a $(6.0) million loss from discontinued operations. EPS from discontinued operations was (0.02) in 2015 and $(0.09) in 2014.

Net Income (Loss)

Net income in the third quarter of 2015 was $2.3 million, compared to a net loss of $(9.1) million in the third quarter of 2014. EPS was $0.02 in 2015 and $(0.07) in 2014.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments are provided below.

	Three Months Ended		Variance
Dollars in thousands	October 3, 2015 (13 Weeks)	October 4, 2014 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$30,713	$21,130	$9,583	45.4%
KATE SPADE International (a)	4,793	(1,346)	6,139	*
Adelington Design Group	1,127	1,030	97	9.4%
Other (b)	--	(90)	90	*
Total Reportable Segments Adjusted EBITDA	36,633	20,724
Depreciation and amortization, net (c)	(11,676)	(11,752)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(6,871)	(870)
Share-based compensation (e)	(6,684)	(5,740)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (f)	915	1,185
Operating Income	12,317	3,547
Other expense, net (a)	(1,560)	(1,805)
Interest expense, net	(5,274)	(2,189)
Provision (benefit) for income taxes	973	(3,070)
Income from Continuing Operations	$4,510	$2,623

*	Not meaningful.

(a)	Amounts include equity in the adjusted losses of our equity method investees of $0.9 million and $1.2 million for the three months ended October 3, 2015 and October 4, 2014, respectively.
(b)

Other consists of expenses related principally to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)	Excludes amortization included in Interest expense, net.
(d)	See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.
(e)	Includes share-based compensation expense of $0.1 million and $0.3 million in the three months ended October 3, 2015 and October 4, 2014, respectively, that was classified as restructuring.
(f)	Excludes joint venture restructuring expense included in equity losses of $0.4 million in the three months ended October 3, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended October 3, 2015 and October 4, 2014 follows:

•                  KATE SPADE North America Adjusted EBITDA for the third quarter of 2015 was $30.7 million (13.4% of net sales), compared to $21.1 million (11.0% of net sales) in 2014. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses.

•                  KATE SPADE International Adjusted EBITDA for the third quarter of 2015 was $4.8 million (11.2% of net sales), compared to $(1.3) million ((2.6)% of net sales) in 2014. The period-over-period increase reflected reduced SG&A related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture, partially offset by reduced gross profit.

•                  Adelington Design Group Adjusted EBITDA for the third quarter of 2015 was $1.1 million (18.9% of net sales), compared to Adjusted EBITDA of $1.0 million (15.5% of net sales) in 2014. The increase in Adjusted EBITDA reflected reduced SG&A, partially offset by decreased gross profit.

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

Cash and Debt Balances. We ended the first nine months of 2015 with $219.6 million in cash and marketable securities, compared to $123.3 million at the end of the first nine months of 2014 and with $401.6 million of debt outstanding at the end of the first nine months of 2015, compared to $408.8 million at the end of the first nine months of 2014. The $103.5 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note; (ii) the receipt of a net $19.9 million from LCJG for their interests in the joint ventures; (iii) the funding of $73.7 million of capital and in-store shop expenditures over the last 12 months; and (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC. We also generated $121.6 million of cash from continuing operating activities over the past 12 months, which included a $26.0 million payment to terminate contracts with our former joint venture partner in China. The operating activities of our discontinued operations used $23.2 million of cash over the past 12 months.

Accounts Receivable decreased $3.4 million, or 5.4%, at October 3, 2015 compared to October 4, 2014, primarily due to the wind-down of our directly owned operations in Brazil. Accounts receivable decreased $31.2 million, or 34.6%, at October 3, 2015 compared to January 3, 2015, primarily reflecting the timing of wholesale shipments.

Inventories increased $27.7 million, or 12.5% at October 3, 2015 compared to October 4, 2014, primarily due to an increase in kate spade new york inventory to support growth initiatives, partially offset by the impact of the wind-down of the KATE SPADE SATURDAY operations and JACK SPADE brick and mortar stores and the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture. Inventories increased $90.2 million, or 57.0%, at October 3, 2015 compared to January 3, 2015, primarily due to an increase in kate spade new york inventory to support growth initiatives and reflecting the timing of wholesale shipments, partially offset by the impact of the wind-down of the KATE SPADE SATURDAY operations and JACK SPADE brick and mortar stores and the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture.

Borrowings under our ABL Facility peaked at $8.0 million during the first nine months of 2015, compared to $5.1 million during the first nine months of 2014. We had no outstanding borrowings at October 3, 2015, compared to outstanding borrowings of $3.0 million at October 4, 2014.

Net cash provided by (used in) operating activities of our continuing operations was $19.3 million the first nine months of 2015, compared to $(57.7) million in 2014. This $77.0 million period-over-period change was primarily due to an $80.6 million increase in working capital items, partially offset by reduced earnings in 2015 compared to 2014 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), including the $26.0 million fee we paid to our former joint venture partner in China. The operating activities of our discontinued operations used $10.8 million and $17.8 million of cash in the nine months ended October 3, 2015 and October 4, 2014, respectively.

Net cash provided by (used in) investing activities of our continuing operations was $35.5 million in the first nine months of 2015, compared to $(104.2) million in the first nine months of 2014. Net cash provided by investing activities in the nine months ended October 3, 2015 primarily reflected: (i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $19.9 million from LCJG for their interest in the joint ventures; (iii) the use of $45.6 million for capital and in-store shop expenditures; (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC; and (v) the use of $5.0 million for investments in and advances to KSC, our equity investee. Net cash used in investing activities in the nine months ended October 4, 2014 primarily reflected the use of $71.9 million for capital and in-store shop expenditures and the payment of $32.3 million for the acquisition of the existing KATE SPADE businesses in Southeast Asia from Globalluxe. The investing activities of our discontinued operations provided $0.7 million and $137.9 million in the nine months ended October 3, 2015 and October 4, 2014, respectively.

Net cash (used in) provided by financing activities was $(8.1) million in the first nine months of 2015, compared to $38.2 million in the first nine months of 2014. The $46.3 million period-over-period change primarily reflected: (i) a decrease in proceeds from the exercise of stock options of $39.0 million; (ii) an $8.1 million reduction in payments for deferred financing fees; (iii) proceeds of $398.0 million from the issuance of the Term Loan in 2014; (iv) the use of $390.7 million for the redemption of the Senior Notes in 2014; and (v) an increase in net cash used by borrowing activities under our ABL Facility of $6.1 million.

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

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we or certain of our subsidiaries may remain secondarily liable for the remaining obligations on 140 such leases. As of October 3, 2015, the future aggregate payments under these leases amounted to $100.2 million and extended to various dates through 2025.

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

Debt consisted of the following:

In thousands	October 3, 2015	January 3, 2015	October 4, 2014
Term Loan credit facility (a)	$393,368	$396,158	$397,106
Revolving credit facility	--	6,000	3,000
Capital lease obligations	8,245	8,585	8,691
Total debt	$401,613	$410,743	$408,797

(a)              The balance as of October 3, 2015, January 3, 2015 and October 4, 2014 included an unamortized debt discount of $1.6 million, $1.8 million and $1.9 million, respectively.

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

As of October 3, 2015, availability under our ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
Revolving credit facility (a)	$200,000	$ 274,412	$ --	$10,686	$189,314	$169,314

(a)               Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base comprised primarily of our eligible cash, accounts receivable and inventory.

(b)               Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of October 3, 2015, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly of our business in Japan. As of October 3, 2015, we had forward contracts maturing through June 2016 to sell 1.7 billion yen for $14.4 million. We also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of October 3, 2015, we had forward contracts to sell 4.0 billion yen for $33.3 million maturing through December 2015. Transaction (losses) gains related to these derivative instruments were $(0.1) million and $1.3 million for the nine months ended October 3, 2015 and October 4, 2014, respectively, and $(0.8) million and $2.4 million for the three months ended October 3, 2015 and October 4, 2014, respectively, and were reflected within Other expense, net. These transaction gains and losses were substantially offset by transaction gains and losses on the corresponding intercompany loans.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. There were no significant changes in our critical accounting policies during the nine months ended October 3, 2015. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of October 3, 2015, January 3, 2015 and October 4, 2014, our exposure to changing market rates was as follows:

Dollars in millions	October 3, 2015		January 3, 2015	October 4, 2014
Revolving credit facility	$ --		$6.0	$3.0
Average interest rate	--		1.68%	1.69%

Term Loan credit facility	$395.0		$398.0	399.0
Average interest rate	4	.00%	4.00%	4.00%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended October 3, 2015. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at October 3, 2015.

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

As of October 3, 2015, we had forward contracts with net notional amounts of $47.7 million and option contracts with net notional amounts of $20.7 million. Unrealized gains (losses) for outstanding foreign currency forward and option contracts were $0.6 million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10% against the US dollar, the fair value of these instruments would increase by $6.0 million at October 3, 2015. Conversely, if the yen strengthened by 10% against the US dollar, the fair value of these instruments would decrease by $6.1 million at October 3, 2015. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of October 3, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 3, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the third quarter ended October 3, 2015 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended October 3, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
July 5, 2015 – August 1, 2015	--	$--	--	$28,749
August 2, 2015 – September 5, 2015	--	--	--	28,749
September 6, 2015 – October 3, 2015	--	--	--	28,749
Total – 13 Weeks Ended October 3, 2015	--	$--	--	$28,749

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Certification of President and Chief Operating Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(c)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.

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

DATE:                                                     November 5, 2015

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ Michael Rinaldo	By:	/s/ George M. Carrara
	THOMAS LINKO		MICHAEL RINALDO		GEORGE M. CARRARA
	Chief Financial Officer (principal financial officer)		Corporate Controller and Chief Accounting Officer (principal accounting officer)		President and Chief Operating Officer