Form 10-K
period 2016-01-02
Kate Spade & Co
filed 2016-03-01
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Based upon the closing sale price on the New York Stock Exchange on July 2, 2015, the last business day of the registrant's most recently completed second fiscal quarter, which quarter ended July 4, 2015, the aggregate market value of the registrant's Common Stock, par value $1.00 per share, held by non-affiliates of the registrant on such date was approximately $2,717,450,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

Number of shares of the registrant's Common Stock, par value $1.00 per share, outstanding as of February 19, 2016: 128,107,176 shares.

Documents Incorporated by Reference:

Registrant's Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 19, 2016-Part III.

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, which could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

  •
  our ability to successfully implement our long-term strategic plans;

  •
  general economic conditions in the United States, Asia, Europe, Canada and other parts of the world;

  •
  our exposure to currency fluctuations;

  •
  levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion apparel and related products such as ours;

  •
  changes in the cost of raw materials, occupancy, labor, advertising and transportation which could impact prices of our products;

  •
  our ability to expand into markets outside of the United States, including our ability to promote brand awareness in our international markets, find suitable partners in certain of those markets and hire and retain key employees for those markets;

  •
  our ability to maintain targeted profit margins and levels of promotional activity;

  •
  our ability to optimize our product offerings in order to anticipate and timely respond to constantly changing consumer demands, tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies;

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

  •
  our dependence on a limited number of large United States department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

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

  •
  our reliance on independent foreign manufacturers, including the risk of their failure to comply with legal requirements or our policies regarding applicable safety standards or labor practices;

  •
  risks associated with having a buying/sourcing agreement which results in a single third party foreign buying/sourcing agent for a significant portion of our apparel products and transitioning buying/sourcing activities for our non-apparel products to an in-house model;

  •
  risks associated with our arrangement to operate our leased Ohio distribution facility with a third party operations and labor management company that provides distribution operations services, including risks related to increased operating expenses and operating under a third party arrangement;

  •
  risks associated with the various businesses we have disposed;

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

  •
  limitations on our ability to utilize all or a portion of our United States deferred tax assets if we experience an "ownership change"; and

  •
  the outcome of current and future litigation and other proceedings in which we are involved.

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

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website can currently be accessed at www.katespadeandcompany.com under "Investor Relations." Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Registration Reports on Form S-3, Current Reports on Form 8-K, Specialized Disclosure Reports on Form SD and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption "Financial Reports — SEC Filings" promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions "Corporate Governance" and "Financial Reports — SEC Filings." Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Kate Spade & Company, 2 Park Avenue, New York, New York 10016. Documents filed with the SEC are also available on the SEC's website at www.sec.gov.

We were incorporated in January 1976 under the laws of the State of Delaware. In this Annual Report on Form 10-K, unless the context requires otherwise, references to "our," "us," "we" and "the Company" mean Kate Spade & Company and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to "2015" represent the 52 week fiscal year ended January 2, 2016. All references to "2014" represent the 53 week fiscal year ended January 3, 2015. All references to "2013" represent the 52 week fiscal year ended December 28, 2013.

PART I

Item 1.    Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General

Kate Spade & Company operates principally under two global, multichannel lifestyle brands: kate spade new york and JACK SPADE. The Company's four category pillars — women's, men's, children's and home — span demographics, genders and geographies. In addition, the Adelington Design Group, a private brand jewelry design and development group, markets brands through department stores and serves J.C. Penney Corporation, Inc. ("JCPenney") via exclusive supplier agreements for the LIZ CLAIBORNE and MONET jewelry lines.

Business Segments

We operate our kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of our kate spade new york and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of our kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

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

Recent Initiatives and Business Strategy

During 2015, we continued to pursue transactions and initiatives with a focus on the long-term growth of the kate spade new york brand and we:

  •
  acquired the 60.0% interest in KS China Co., Limited ("KSC") owned by E-Land Fashion China Holdings, Limited ("E-Land") for $36.0 million, including a contract termination payment of $26.0 million;

  •
  converted the reacquired businesses in Hong Kong, Macau and Taiwan and the KATE SPADE business in China into 50.0% owned joint ventures with Walton Brown, a subsidiary of The Lane Crawford Joyce Group ("LCJG"), a leading luxury retail, brand management and distribution company in Asia, and received a net $19.7 million from LCJG for their interests in the joint ventures, subject to adjustments;

  •
  entered a global licensing agreement with Fossil Group, Inc. ("Fossil") for the design, development and distribution of kate spade new york watches through 2025, with the first collection of watches designed, developed and distributed in collaboration with us to launch in 2016. Accordingly, we now earn royalty income under the agreement with Fossil and no longer sell watches through our wholesale channel;

  •
  signed a distribution agreement for our operations in Latin America, including in Brazil, which is designed to leverage the network of our distribution partner. As part of these actions, we closed our Company-operated stores in Brazil during the third quarter of 2015 and no longer operate directly in Brazil;

  •
  discontinued KATE SPADE SATURDAY as a standalone business and announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform;

  •
  enhanced efficiencies in our supply chain, including re-platforming our West Chester, OH distribution center (the "Ohio Facility") and began the migration of sourcing for our accessories categories from Li & Fung Limited ("Li & Fung") to an in house model;

  •
  launched new licensed categories, including a Yoga collaboration with Beyond Yoga, our kate spade new york kitchen houseware collection, and a new children's wear license in Japan, while expanding existing categories within children's, bridal and gifting; and

  •
  launched KATE SPADE e-commerce websites in France, Germany, Italy, Spain and the Netherlands.

We are focusing on initiatives that drive margin improvement and continue to grow the kate spade new york brand through product category and geographic expansion across our four category pillars: women's, men's, children's and home. We have established the following operating and financial goals around that framework to further develop kate spade new york into a global lifestyle brand:

  •
  driving top line growth by: (i) opening kate spade new york retail locations in North America; (ii) expanding product categories within our existing network as well as new channels, continuing e-commerce expansion and entering into local licenses to meet customer needs in Japan; (iii) focusing on our e-commerce site as a global flagship to influence purchases both online and in our retail stores; and (iv) expanding our presence in selected geographies through a partnered approach that requires little capital and is expected to be accretive to operating margins;

  •
  driving quality of sale initiatives with continued moderation of promotions across channels and increased marketing that leverages customer relationship management ("CRM") capability and focuses on acquiring full price customers to support those efforts;

  •
  delivering the world of kate spade new york to our customer seamlessly across channels through a channel-agnostic approach, while leveraging our e-commerce site as a global flagship, offering our broadest product assortment across our category pillars and improving delivery speed to our consumer through a buy anywhere, receive anywhere model;

  •
  increasing product accessibility and improving our speed-to-market capabilities through micro-assorting and localization at the store level, focusing on regional product, volume and climate to better assort by market taste and provide our consumer what she wants, when she wants it;

  •
  enhancing customer experience and engagement through storytelling, focusing on our "Guest Journey" initiative in our retail stores and streamlining the online checkout process;

  •
  driving product category expansion and growing margins through licensing partners for new categories; and

  •
  accelerating growth through existing joint ventures in China and Hong Kong, Macau and Taiwan.

Macroeconomic challenges and uncertainty continue to persist in the primary markets in which we operate. Therefore, we continue to focus on the careful execution of our strategic plans and seek opportunities to improve our productivity and profitability. We remain focused on driving operating cash flow generation, managing liquidity and the efficient use of working capital.

Our Brands

  kate spade new york

Our kate spade new york brand offers fashion products for women and children, as well as home products, under the kate spade new york trademark. The kate spade new york brand product line includes handbags, small leather goods, fashion accessories, jewelry, fragrances and apparel along with licensed products including footwear, swimwear, watches, children's wear, optics, tabletop products, legwear, electronics cases, furniture, bedding and stationery.

These products are sold primarily: (i) in the United States and Canada through wholly-owned specialty retail and outlet stores and select specialty retail and upscale department stores; (ii) through wholly-owned concession, specialty retail and outlet operations and licensed children's wear partner-operated stores in Japan; (iii) through wholly-owned specialty retail, outlet and concession stores and select upscale wholesale accounts in Europe; (iv) through our kate spade new york e-commerce websites; (v) through joint ventures in China and Hong Kong, Macau and Taiwan; and (vi) through a network of distributors in Latin America, Singapore, Malaysia, Indonesia, Philippines, India and Thailand.

  JACK SPADE

Our JACK SPADE brand offers fashion products for men, including briefcases, travel bags, small leather goods, fashion accessories and apparel under the JACK SPADE trademark. JACK SPADE products are sold primarily: (i) via our JACK SPADE e-commerce website and (ii) through department stores.

  ADELINGTON DESIGN GROUP

The operations within our Adelington Design Group segment consist principally of:

  •
  Exclusive supplier arrangements to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry;

  •
  A royalty-free license through December 2016 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC, Inc. ("QVC"); and

  •
  LIZWEAR, women's apparel available through the club store channel.

SALES AND MARKETING

Domestic direct-to-consumer sales are made through our own specialty retail and outlet stores and e-commerce websites. Our domestic wholesale sales are made primarily to department store chains and specialty retail store customers. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

In Japan, we distribute our products mainly through department store concessions, retail stores and e-commerce. In Asia (excluding Japan), we have wholesale distribution agreements in Singapore, Malaysia, Indonesia, Philippines, India and Thailand and joint ventures in China and Hong Kong, Macau and Taiwan. In Europe, direct-to-consumer sales are made through our own specialty retail and outlet stores, concession stores within department store locations and e-commerce. In Canada, direct-to-consumer sales are made through our own specialty retail, outlet stores and e-commerce. In other international markets, including the Middle East, Australia and Latin America, we operate principally through third party distributors, virtually all of which purchase products from us for re-sale at freestanding retail stores and dedicated department store shops they operate.

We continually monitor retail sales in order to directly assess consumer response to our products. During 2015, we continued our domestic in-store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one-on-one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies. Our kate spade new york retail stores reflect the distinct personality of the brand and accent our customers' interesting lives, offering a unique shopping experience and exclusive merchandise. We plan to use more targeted communication to customers and evolve the customer shopping experience via: (i) our improved CRM capabilities; (ii) our "Guest Journey" experience in our specialty retail stores; (iii) the use of our kate spade new york e-commerce site as a global flagship containing all merchandise collections; and (iv) the use of electronic clientele software-as-a-service platform to cultivate customer relationships, both in-store and online.

  Specialty Retail Stores, Outlet Stores and Concessions:

We operate specialty retail stores under the kate spade new york trademark, consisting of retail stores within the US and outside the US (primarily in Japan, Europe and Canada). We also operate outlet stores under the kate spade new york trademark, consisting of outlet stores within the US and outside the US. Outside of North America (primarily in Japan and Europe), we operate concession stores in select retail stores, which are either owned or leased by a third party department store or specialty store retailer.

The following tables set forth select information, as of January 2, 2016, with respect to our kate spade new york specialty retail stores, outlet stores and concessions:

	Number of Stores	Approximate Average Store Size (Square Feet)
US Specialty Retail Stores	104	2,100
Foreign Specialty Retail Stores	22	1,300
US Outlet Stores	64	2,500
Foreign Outlet Stores	13	1,800
Concessions	52	500

  E-commerce:

Our products are sold on a number of branded websites. E-commerce continued to be an important business driver in 2015. The following table sets forth select information concerning our websites:

Website	Information Only	Information and Direct to Consumer Sales
surprise.katespade.com		✓
surplus.jackspade.com		✓
www.jackspade.com		✓
www.katespade.cn	✓
www.katespade.co.uk		✓
www.katespade.com		✓
www.katespade.jp		✓
www.katespadenewyork.fr		✓
www.katespade.de		✓
www.katespadenewyork.nl		✓
www.katespade.es		✓
www.katespade.it		✓
www.katespadeandcompany.com(a)	✓
www.worldofkatespade.com	✓

(a)
This website offers investors information concerning the Company.

We continue to evolve our direct-to-consumer marketing and distribution activities by enhancing our omni-channel capabilities. Our goal is to create a seamless consumer buying experience across direct-to-consumer sub-channels by allowing fulfillment of e-commerce orders from substantially all retail stores and fulfillment of retail store sales with e-commerce inventory when the merchandise is not initially available in the respective sub-channel. Consumers also have the ability to place e-commerce orders through point of sale kiosks located within our retail stores. During 2015, we also continued our partnership with eBay Enterprise and mobile-enabled webstores using the DemandWare platform.

  Wholesale:

No single customer accounted for more than 10.0% of net sales for 2015. Sales to our domestic and international department and specialty retail store customers are made primarily through our New York City showrooms.

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

  Licensing:

We license many of our products to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand's market presence. As of January 2, 2016, we had 25 license arrangements, pursuant to which third party licensees produce merchandise using Company-

owned trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2025. Our licenses cover a broad range of lifestyle product categories, including but not limited to, tech accessories, footwear, stationery and paper goods, hosiery, optics and sunglasses, watches, tabletop products, table linen products, children's wear, swimwear, cold weather accessories, loungewear and sleepwear, indoor and outdoor fabrics and wall coverings, furniture, rugs, lighting and bedding. Such licenses earn revenue based on a percentage of the licensee's sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in net sales for the segment under which the license resides.

In November 2011, we sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney. The LIZWEAR trademark is licensed back to us on a royalty-free basis through July 2020.

In October 2009, we also entered into a multi-year license agreement with QVC, granting rights (subject to pre-existing licenses) to certain trademarks and other intellectual property rights. QVC has the rights to use the LIZ CLAIBORNE NEW YORK brand with Isaac Mizrahi as creative director on any apparel, accessories, or home categories in the US and certain international markets. QVC merchandises and sources the product and we provide brand management oversight. The agreement provides for the payment to us of a royalty based on net sales of licensed products by QVC. QVC elected to terminate the agreement as of August 2016. We will continue to receive royalties as QVC winds down the business through December 31, 2016. Pursuant to the November 2011 sale transaction discussed above, our royalty-free license from JCPenney to continue to sublicense the LIZ CLAIBORNE NEW YORK trademark will expire simultaneously with the expiration of the QVC license as of December 31, 2016.

  Marketing:

Marketing for our brands is focused on reinforcing brand relevance, increasing awareness, engaging consumers and guiding them to our retail stores and e-commerce sites. We use a variety of marketing strategies to enhance our brand equity and promote our brands. These initiatives include direct mail, in-store events and internet marketing, including the use of social media. We incurred expenses of $56.0 million, $56.9 million and $42.8 million for advertising, marketing and promotion for all brands in 2015, 2014 and 2013, respectively.

In 2015, we continued our in-store shop and fixture programs, which are designed to enhance the presentation of our products on department store selling floors generally through the use of proprietary fixturing, merchandise presentations and graphics. In-store shops operate under the kate spade new york and JACK SPADE brand names. In 2015, we installed an aggregate of 35 domestic and international in-store shops.

For further information concerning our domestic and international sales, see Note 18 of Notes to Consolidated Financial Statements.

BUYING/SOURCING

Pursuant to a buying/sourcing agency agreement, Li & Fung acts as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. On March 24, 2015, we modified this arrangement in order to, among other things, transition our buying/sourcing activities for our accessories products to an in-house model, beginning with our Spring 2016 collection. We pay Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our primary buying/sourcing agent for our ready-to-wear apparel products and we may use Li & Fung as a buying/sourcing agent with respect to our accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. Our agreement with Li & Fung is not exclusive.

Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2015, approximately 91 suppliers located in 12 countries manufactured our products, with the largest finished goods supplier accounting for approximately 16.1% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

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

We operate under substantial time constraints in producing each of our collections. In order to deliver, in a timely manner, merchandise that reflects our consumers' current tastes, we attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs and in time to take advantage of favorable (cost effective) shipping alternatives. However, in order to secure necessary materials and to schedule production time at manufacturing facilities, we must make substantial advance commitments prior to the receipt of firm orders from customers for the items to be produced. These advance commitments may have lead times in excess of five months. We continue to seek to reduce the time required to move products from design to the customer.

If we misjudge our ability to sell our products, we could be faced with substantial outstanding fabric and/or manufacturing commitments, resulting in excess inventories. See "Item 1A — Risk Factors."

Our buying/sourcing arrangements with Li & Fung and with our foreign suppliers are subject to the risks of doing business abroad, including currency fluctuations and revaluations, restrictions on the transfer of funds, terrorist activities, pandemic disease and, in certain parts of the world, political, economic and currency instability. Our buying/sourcing arrangements with Li & Fung and with our foreign suppliers have not been materially affected by any such factors to date. However, due to the very substantial portion of our products that are produced abroad, any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. In addition, as Li & Fung is the buying/sourcing agent for a significant portion of our apparel products, we are subject to the risk of having to rebuild such buying/sourcing capacity or find another agent or agents to replace Li & Fung in the event the agreement with Li & Fung terminates, or if Li & Fung is unable to fulfill its obligations under the agreement.

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

IMPORTS AND IMPORT RESTRICTIONS

Virtually all of our merchandise imported into the United States, Asia, Canada and Europe is subject to duties. The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as "anti-dumping" actions). Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the US Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a US industry. Legislative proposals have been put forward which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the anti-dumping or countervailing duty laws.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement, the Central American Free Trade Agreement and the Caribbean Basin Initiative and other "special trade programs." Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of "safeguard provisions," "safeguard duties," or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we monitor import restrictions and opportunities. The sourcing of imported merchandise is also potentially subject to political developments in the countries of production. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.

In light of the fact that a substantial portion of our products is manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting trade agreements, or changes in buying/sourcing patterns or quota provisions, could adversely affect our operations. The implementation of any "safeguard provisions," "countervailing duties," any "anti-dumping" actions or any other actions impacting international trade could result in cost increases for certain categories of products and in disruption of the supply chain for certain product categories. See "Item 1A — Risk Factors."

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

DISTRIBUTION

We distribute our products through leased facilities. On February 5, 2013, we entered into a contract with a third party facility operations and labor management company to provide distribution operations services at our Ohio Facility under a variable cost structure. In July 2013, we completed a sale-leaseback agreement for the Ohio Facility. We received net proceeds of $20.3 million, and we entered into a sale-leaseback arrangement with the buyer for a 10-year term.

BACKLOG

On February 5, 2016, our order book reflected unfilled customer orders for approximately $111.5 million of merchandise, as compared to approximately $98.8 million at February 6, 2015. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2016 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including, among others, seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period-to-period comparisons.

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

(e)
Domestic rights only.

In addition, we own and/or use many other logos and trademarks associated with the above mentioned trademarks. We have registered, or applied for registration of, a multitude of trademarks throughout the world, including those referenced above, for use on a variety of apparel and other products, including fashion accessories, home furnishings, fragrance and cosmetics, jewelry, watches, hosiery, optics and sunglasses, tech accessories, stationery and paper goods, tabletop products, table linen products, children's wear, swimwear, cold weather accessories, loungewear and sleepwear, indoor and outdoor fabrics and wall coverings and bedding, as well as for retail services. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement on a worldwide basis.

In general, trademarks remain valid and enforceable as long as the marks are used in connection with the related products and services and the required registration renewals are filed. We regard the license to use the trademarks and our other proprietary rights in and to the trademarks as valuable assets in marketing our products. As a result of the appeal of our brands, our products have from time to time been the object of counterfeiting. We have an established and aggressive enforcement program, which we believe has been generally effective in controlling the sale of counterfeit products in the US and in major markets abroad.

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

See "Item 1A — Risk Factors."

Our principal competitors for kate spade new york include Burberry, Coach, Marc by Marc Jacobs, Michael Kors, Ralph Lauren and Tory Burch.

EMPLOYEES

On January 2, 2016, we had approximately 3,600 full-time employees worldwide, as compared to approximately 3,500 full-time employees on January 3, 2015.

We no longer have any union agreements; however, we continue to have an obligation to the National Retirement Fund due to our cessation of contributions to a multi-employer defined benefit pension fund pursuant to a collective bargaining agreement covering former union employees, which is regulated by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). We expect the final payment to be made in the second quarter of 2016. See Note 13 of Notes to Consolidated Financial Statements.

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

The major components of our compliance program are: (i) communicating our standards of engagement to workers, suppliers and associates; (ii) auditing and monitoring against those standards; (iii) providing workers with a confidential reporting channel; (iv) working with non-governmental organizations regarding issues impacting workers; and (v) working closely with factory management to develop sustainable compliance programs. Suppliers are required to post our standards of engagement in the workers' native language at all factories where our merchandise is being manufactured. The standards of engagement, along with detailed explanations of each standard, are included on our suppliers' websites. All new suppliers must acknowledge our standards and agree to our monitoring requirements.

We audit factories using both internal and independent monitors and look for ways to develop direct communication channels with workers to ensure that they are aware of their rights. More information about our monitoring program is available on our website.

As of January 2, 2016, we had approximately 86 active factories on our roster, of which 79 were audited by Li & Fung auditors, third party auditors and our internal compliance team. Additionally, there were 76 follow-up audits. In many cases, we rely on our agents' audit reports. As such, we continue to conduct shadow audits to confirm that audit protocols and findings are consistent.

We also contractually obligate all of our licensees to comply with and to assure that all of their affiliates, subcontractors, suppliers and distributors comply with our standards of engagement as well as all applicable laws. Our license agreements generally also provide that we have the right to inspect all facilities used by our licensees and their distributors, subcontractors, suppliers, agents and representatives to assure compliance with our standards.

We are aware that auditing only confirms compliance at the time of the audit, and we continue to look for ways to improve our monitoring program and work with suppliers to create sustainable compliance at their factories. Creating workers' awareness and establishing a channel of communication for reporting issues of non-compliance are two important strategies. We encourage all factories to establish internal grievance procedures and give workers the opportunity to report their concerns directly to the Company. This year we have provided supplier training covering best practices, social compliance requirements and review of our standards and policies.

Philanthropic Programs

We have a number of philanthropic programs that support the nonprofit sector in our major operating communities.

  •
  The Kate Spade & Company Foundation (the "Foundation"), established as the Liz Claiborne Foundation in 1981, is a separate nonprofit legal entity supporting nonprofit organizations working with women transforming communities. The Foundation supports programs in and around the New York City metropolitan area, where our primary offices are located, that offer training and increase access to tools that help women become economically empowered. The mission of the Foundation remains focused on women's economic empowerment.

  •
  For more than ten years, we have been committed to creating opportunities for our associates to volunteer and give back to nonprofit organizations in our major operating communities. In 2015, we continued to support our associate volunteering program to create opportunities that reflected our charitable strategies. Furthermore, we continue to create Company-wide events that complement our philanthropy supporting women's economic empowerment, including our On Purpose program.

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

  •
  The Matching Gift Program supports and encourages the charitable interests of our associates. Our flexible program matches associates' gifts at a rate of one-to-one in the areas of arts, health and safety, education, human services and the environment. Contributions to organizations where associates serve as voluntary board members are matched at a rate of two-to-one.

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

Our business strategy is centered on the kate spade new york brand. We cannot assure the successful implementation and results of our long-term strategic plans, including our ability to operate as a mono-brand based company.

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

  •
  The kate spade new york brand could be negatively affected by changes in consumer preferences, brand awareness and fashion trends, and any such changes or other adverse events could have a more significant impact on a single brand than a portfolio of multiple brands.

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

  •
  We may not be able to expand internationally, including in Japan, Asia, Europe, Canada and Latin America because of local and regional risks associated with those markets, including currency risks, political climate and other similar risks. Our current joint ventures may not succeed in expanding our business in China, Hong Kong, Macau and Taiwan.

  •
  We may not be able to successfully introduce new product categories under the kate spade new york brand.

  •
  Our e-commerce expansion is subject to risks associated with a material disruption in our information technology systems and e-commerce operations, including in markets outside of the United States, any of which could significantly affect our ability to operate and substantially harm our e-commerce business.

We may not be successful in implementing our long-term growth plan, and our inability to successfully expand our retail business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

General economic conditions in the United States, Asia, Europe, Canada and other parts of the world, including a continued weakening or instability of such economies, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion apparel and related products, such as ours.

Our results are dependent on a number of factors impacting consumer spending, both in the United States and abroad, including, but not limited to: (i) general economic and business conditions; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions; and (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments.

Global economic conditions over the past few years have included significant recessionary pressures and declines or stagnation in employment levels, disposable income and actual and/or perceived wealth and declines in consumer confidence and economic growth. The current negative economic environment has been characterized by stagnation in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion apparel and related products such as ours. While the decline in consumer spending has recently moderated, these economic conditions could still lead to additional declines or stagnation in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future. A number of our markets continue to suffer particularly severe downturns.

While we have seen intermittent signs of stabilization in North America, volatility persists in the European markets as well as in China and there are no assurances that the global economy will continue to recover. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments. In particular, the Chinese economy is undergoing a transition from an investment and export-driven economy to one driven by internal consumption and has recently experienced instability that has been characterized by slowing growth rates and volatility in the commodities and stock markets. Concerns about the Chinese economy have had a significant impact on the global financial markets. As a result, the condition of the Chinese economy could have a negative impact on our business and growth prospects within China, greater Asia and worldwide.

Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale and retail customers, which have had a negative effect on our revenues and profitability. This promotional environment may likely continue even after economic growth returns, as we expect that consumer spending trends are likely to remain at depressed levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending. The uncertain outlook in the global economy will likely continue to have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

Although from time to time we hedge a portion of our exposures to changes in foreign currency exchange rates arising in the ordinary course of business, we cannot assure that foreign currency fluctuations will not have a material adverse impact on our business, financial condition, liquidity or results of operations.

The success of our business depends on our ability to optimize our product offerings in order to anticipate and timely respond to constantly changing consumer demands and tastes and fashion trends, across multiple brands, product lines, shopping channels and geographies.

The apparel and accessories industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. These industries are also subject to the difficulties encountered when trying to expand business to growing markets worldwide. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores, and in the business model employed, and partners we select to work with, in new and growing markets worldwide. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a "mega brand" label and which are widely available at a broad range of retail stores. Our success is also dependent on our ability to successfully extend our businesses into new territories and markets, such as Asia, Europe, Canada and Latin America.

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

We cannot assure that we will be able to continue to develop appealing styles and brands or successfully meet changing customer and consumer demands in the future. In addition, we cannot assure that any new products or brands that we introduce will be successfully received and supported by our wholesale customers or consumers. Our failure to gauge consumer needs and fashion trends and respond appropriately, or to appropriately forecast our ability to sell products, could adversely affect retail and consumer acceptance of our products and leave us with substantial outstanding fabric and/or manufacturing commitments, resulting in increases in unsold inventory or missed opportunities. If that occurs, we may need to employ markdowns or promotional sales to dispose of excess inventory, which may harm our business and results. At the same time, our focus on inventory management may result, from time to time, in our not having a sufficient supply of products to meet demand and may cause us to lose potential sales.

The markets in which we operate are highly competitive, both within the United States and abroad.

We face intense competitive challenges from other domestic and foreign fashion apparel and accessories producers and retailers. Competition is based on a number of factors, including the following:

  •
  anticipating and responding to changing consumer demands in a timely manner;

  •
  establishing and maintaining a favorable brand name and recognition;

  •
  product quality;

  •
  maintaining and growing market share;

  •
  exploiting markets outside of the United States, including growth markets such as Asia, Europe, Canada and Latin America;

  •
  developing quality and differentiated products that appeal to consumers;

  •
  establishing and maintaining acceptable relationships with our retail customers;

  •
  pricing products appropriately;

  •
  providing appropriate service and support to retailers;

  •
  optimizing our retail and supply chain capabilities;

  •
  size and location of our retail stores and department store selling space; and

  •
  protecting our intellectual property.

In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their diversification and/or greater capabilities in these areas may enable them to better withstand periodic downturns in the accessories, footwear and apparel industries, compete more effectively on the basis of price and production and/or more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business.

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

As of January 2, 2016, the total principal amount of our term loan credit facility due April 2021 (the "Term Loan Credit Agreement") was $395.0 million. Our current level of debt could have important consequences for the holders of our common stock, including: (i) making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors; (ii) increasing our vulnerability to adverse economic or industry conditions; (iii) limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited; (iv) requiring a substantial portion of our cash flows from operations and the proceeds of any capital markets offerings for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements; (v) limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (vi) placing us at a competitive disadvantage relative to less leveraged competitors.

There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings or under our amended and restated revolving credit facility (as amended to date, the "ABL Facility") or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before its maturity. We may be unable to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements.

Restrictive covenants in our ABL Facility and Term Loan Credit Agreement may restrict our ability to pursue our business strategies.

Our ABL Facility and Term Loan Credit Agreement limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

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

In addition, our ABL Facility (i) provides for a decrease in fees and interest rates compared to our previous asset-based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability); (ii) requires us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

The restrictions contained in the Term Loan Credit Agreement and our ABL Facility could also limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) invest in our information systems; (iv) fund general operational and contractual obligations, including remaining efforts associated with our streamlining initiatives; and (v) potentially repurchase or retire debt obligations. The expansion and development of our business may also require significant capital, which we may be unable to obtain, to fund our capital expenditures and operating expenses, including working capital needs.

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

During the next 12 months, we expect to meet our cash requirements with existing cash and cash equivalents, cash flow from operations and borrowings under our ABL Facility. We may fail to generate sufficient cash flow from such sources to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. If this is the case, we may require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

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

Product category expansion is an important part of our strategy, and therefore we have acquired or developed, and expect to continue to acquire or develop new product lines, enter new markets or product categories, including through licensing arrangements, and/or implement new business models. Such activities are accompanied by a variety of risks inherent in any such new business venture, including the following:

  •
  our ability to identify appropriate business development opportunities, including new product lines and new markets, including important growth markets such as Asia, Europe, Canada and Latin America;

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

  •
  risks related to complying with different laws and regulations in new markets or applicable to new product lines;

  •
  we may not be able to maintain existing product licenses or enter into new licenses to enable us to launch new products and lines on favorable or acceptable terms and conditions; and

  •
  with respect to a business where we are not the brand owner, but instead act as an exclusive licensee or an exclusive supplier, such as the arrangements within our Adelington Design Group discussed above for the LIZ CLAIBORNE and MONET brands with respect to jewelry products, there are a number of inherent risks, including, without limitation, compliance with terms set forth in the applicable agreements, the level of orders placed by our business partners and the public perception and/or acceptance of our business partners, the brands or other product lines, which are not within our control.

Our wholesale business is dependent to a significant degree on sales to a limited number of large United States department store customers, and our business could suffer as a result of consolidations, restructurings, bankruptcies, other ownership changes in the retail industry and/or financial difficulties at our large department store customers.

Many major department store groups make centralized buying decisions. Accordingly, any material change in our relationship with any such group could have a material adverse effect on our operations. We expect that our largest customers will continue to account for a significant percentage of our wholesale sales.

Successfully managing our wholesale business with our continued partial dependence on sales to a limited number of large United States department store customers is subject to our ability to respond effectively to, among other things: (i) these customers' buying patterns, including their purchase and retail floor space commitments for apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers' strategic and operational initiatives, including their continued focus on further development of their "private label" products; (iii) these customers' desire to have us provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers' requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and (vi) the effect of any potential consolidation among these larger customers.

We do not enter into long-term agreements with any of our wholesale customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties and/or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our business, financial condition, liquidity and results of operations. As a result of the recent unfavorable economic environment, we have experienced a softening of demand from a number of wholesale customers, such as large department stores, that have been highly promotional and have aggressively marked down all of their merchandise, including our products. Any promotional pricing or discounting in response to softening demand may also have a negative effect on brand image and prestige, which may be difficult to counteract as the economy improves. Furthermore, this promotional activity may lead to requests from those customers for increased markdown allowances at the end of the season. Promotional activity at our wholesale customers will also often result in promotional activity at our retail stores, further eroding revenues and profitability.

When we sell to our wholesale customers, we extend credit based on an evaluation of each customer's financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer but we may not be able to appropriately reduce the credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, the difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our customers and consumers which, in turn, could have an adverse impact on our business, financial condition, liquidity and results of operations.

A material disruption in our information technology systems and e-commerce operations could adversely affect our business or results of operations.

We rely extensively on our information technology ("IT") systems to track inventory, manage our supply chain, record and process transactions, manage customer communications, summarize results and manage our business. The failure of our IT systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems or difficulty in integrating new systems could adversely impact our business. In addition, our IT systems may be subject to damage and/or interruption from power outages, computer, network and telecommunications failures, computer viruses, hackers, security breaches and usage errors by our employees and harmful acts by our website visitors. If our IT systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data (including customer data) and interruptions or delays in our operations in the interim. Any significant disruption in our IT systems could harm our reputation and credibility and could adversely affect our business, financial condition or results of operations.

Privacy breaches and liability for online content could negatively affect our reputation, credibility and business.

We rely on third party computer hardware, software and fulfillment operations for our e-commerce operations and for the various social media tools and websites we use as part of our marketing strategy. There is a growing concern over the security of personal information transmitted over the internet, consumer identity theft and user privacy. Despite the implementation of reasonable security measures by us and our third party providers, these sites and systems may be susceptible to electronic or physical computer break-ins and security breaches. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e-commerce and/or brick and mortar related net sales, impair our ability to attract website or retail store visitors and reduce our ability to attract and retain customers. Additionally, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted on our websites by users and other third parties. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding unauthorized disclosure of personal information and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies.

We may be exposed to risks and costs associated with credit card fraud and identity theft.

A growing portion of our customer orders are placed through our e-commerce websites. In addition, a significant portion of our direct-to-consumer sales require us and other parties involved in processing transactions to collect and to securely transmit certain customer data, such as credit card information, over public networks. Third parties may have the ability to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers' confidential information seriously, there can be no assurance that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers' information. Any security breach could cause consumers to lose confidence in the security of our website or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

We believe that our trademarks and other proprietary rights are critical to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti-counterfeiting activities. Counterfeiting of our products, particularly our kate spade new york brand, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity or results of operations. However, the actions taken to establish and protect our trademarks and other proprietary rights might not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, in certain countries others may assert rights in, or ownership of, our trademarks and other proprietary rights or we may not be able to successfully resolve such conflicts, or resolving such conflicts may require us to make significant monetary payments. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.

Our reliance on independent foreign manufacturers could cause delay and loss and damage our reputation and customer relationships. Also, there are risks associated with having a buying/sourcing agreement, which results in a single foreign buying/sourcing agent for a significant portion of our apparel products and transitioning buying/sourcing activities for our non-apparel products to an in-house model.

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions from approximately 91 suppliers manufacturing our products. At the end of 2015, such suppliers were located in 12 countries, with the largest finished goods supplier at such time accounting for approximately 16.1% of the total of finished goods we purchased in 2015. A supplier's failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer's failure to comply with safety and content regulations and standards, including with respect to children's product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

Additionally, we require our independent manufacturers (as well as our licensees) to operate in compliance with applicable laws and regulations. While we believe that our internal and vendor operating guidelines promote ethical business practices and our staff periodically visits and monitors the operations of our independent manufacturers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer used by us (or any of our licensees), or the divergence of an independent manufacturer's (or licensee's) labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

On February 23, 2009, we entered into a long-term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acted as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. On March 24, 2015, we modified this arrangement in order to, among other things, transition our buying/sourcing activities for our accessories products to an in-house model, beginning with our Spring 2016 collection. We pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our primary buying/sourcing agent for our ready-to-wear apparel products and we may use Li & Fung as a buying/sourcing agent with respect to our accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. Our agreement with Li & Fung is not exclusive.

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

There are risks associated with our arrangement to continue to operate the Ohio distribution facility with a third party operations and labor management company that provides distribution operations services, including risks related to increased operating expenses and operating under a third party arrangement.

On February 5, 2013, we entered into a contract with a third party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. The third party distribution center operations company employs many of our prior employees, including union employees, at the Ohio Facility. There are a number of risks associated with continuing to operate the Ohio Facility, including increased operating expenses and risks related to the ability of the third party distribution center operations company to appropriately staff the Ohio Facility with both union and non-union employees on reasonable and appropriate terms. We also have limited ability to control our third party distribution center operations company, and such company may take actions with respect to its employees without our approval and may not maintain good relations with its employees and unions. Issues that arise in connection with the operation of our Ohio Facility could cause supply disruptions and other logistical issues and could therefore have a material, adverse effect on our business, financial condition, liquidity and results of operations.

There are risks associated with the various businesses we have disposed.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 136 such leases. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources — Commitments and Capital Expenditures," and Note 9 of Notes to Consolidated Financial Statements for more information.

Our international sourcing operations are subject to a variety of legal, regulatory, political, labor and economic risks, including risks relating to the importation and exportation of product.

We source most of our products outside the United States through arrangements with independent suppliers in 12 countries as of January 2, 2016. There are a number of risks associated with importing our products, including but not limited to the following:

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

  •
  the imposition of anti-dumping or countervailing duty proceedings resulting in the potential assessment of special anti-dumping or countervailing duties; and

  •
  the enactment of new legislation or the administration of current international trade regulations, or executive action affecting international textile agreements, including the United States reevaluation of the trading status of certain countries and/or retaliatory duties, quotas or other trade sanctions, which, if enacted, would increase the cost of products purchased from suppliers in such countries.

Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

We face risks associated with operating in international markets.

Approximately 18.5% of our revenues were generated by operations outside the United States during the 2015 fiscal year. Our ability to operate and be successful in new international markets and to operate and maintain the current level of sales in our existing international markets, is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations, adapting to local customs and culture, unexpected changes in regulatory requirements, new tariffs or other barriers in some international markets, political instability and terrorist attacks, changes in diplomatic and trade relationships, currency risks and general economic conditions in specific countries and markets. Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

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

Our ability to utilize all or a portion of our United States deferred tax assets may be limited significantly if we experience an "ownership change."

As of January 2, 2016, we had United States deferred tax assets of approximately $438.1 million, which include net operating loss ("NOL") carryforwards and other items which could be considered net unrealized built in losses ("NUBIL"). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an "ownership change" as defined in section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by "5-percent shareholders" (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. The limitation arising from an "ownership change" under section 382 of the Code on our ability to utilize our United States deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we had a change in control as of January 2, 2016. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of January 2, 2016, substantially all of the tax benefits of our United States deferred tax assets had been offset with a full valuation allowance that was recognized in our financial statements.

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

The following table sets forth information with respect to our key leased properties:

Location(a)	Primary Use	Approximate Square Footage Occupied
West Chester, OH(b)	Distribution Center	601,000
2 Park Avenue, New York, NY	Offices	135,000
North Bergen, NJ(c)	Offices	106,000

(a)
We also lease showroom, warehouse and office space in various other domestic and international locations. We exited certain New York offices during 2014, for which we remain obligated under the respective leases.

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

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of January 2, 2016 is set forth below:

Name	Age	Position(s)
Craig A. Leavitt	55	Chief Executive Officer
George M. Carrara	47	President and Chief Operating Officer
Deborah J. Lloyd	51	Chief Creative Officer
Thomas Linko	43	Senior Vice President — Chief Financial Officer
William Higley	56	Senior Vice President — Human Resources
Timothy F. Michno	58	Senior Vice President — General Counsel and Secretary
Linda Yanussi	54	Senior Vice President — Global Operations and Chief Information Officer

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

Ms. Lloyd joined the Company in November 2007 as Chief Creative Officer. Prior to joining the Company, she was Executive Vice President of Design and Product Development at Banana Republic, where she was responsible for design for both the Women's and Men's businesses, including accessories and fragrance. Prior to that, Ms. Lloyd spent five years at Burberry, where she was instrumental in re-launching the Burberry Women's London Collection.

Mr. Linko joined the Company in July 2012 as Chief Financial Officer of the formerly owned Juicy Couture brand. In 2013, he was appointed Chief Operating Officer and, upon the sale of the Juicy Couture brandname and related intellectual property assets, led the wind-down of the business. Mr. Linko was named Chief Financial Officer of Kate Spade & Company in October 2014. Prior to joining the Company, he was Chief Financial Officer at Delta Galil, a global manufacturer and marketer of private label apparel products for men, women and children. In addition, Mr. Linko spent 12 years at Tommy Hilfiger, where he oversaw the financial operations as the Senior Vice President of Finance for Tommy Hilfiger North America.

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

Mr. Michno joined the Company in October 2015 as Senior Vice President, General Counsel and oversees all legal matters for the Company. Prior to joining the Company, he served as the General Counsel and Secretary of Movado Group, Inc. since 1992. Before joining Movado Group, Inc., he was an associate at the New York firm of Chadbourne & Parke from 1988 to 1991, and served as a resident outside counsel to Fortune Brands, Inc. (formerly known as American Brands, Inc.), a consumer products company. He has practiced law since 1983.

Ms. Yanussi joined the Company in April 2012 as Vice President of Information Technology and assumed the position of Senior Vice President — Information Technology and Global Operations in January 2013. In December 2015, her title was changed to Senior Vice President — Global Operations and Chief Information Officer. Prior to joining the Company, she held various positions at Tommy Hilfiger over a period of eleven years, most recently as Senior Vice President of Operations and Logistics, North America for over four years and as Vice President of Operations prior to that.

Item 4.    Mine Safety Disclosures.

Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock trades on the NYSE under the symbol KATE. The table below sets forth the high and low closing sale prices of our common stock for the periods indicated.

Fiscal Period	High	Low
2015:
1st Quarter	$35.30	$26.42
2nd Quarter	34.38	21.47
3rd Quarter	23.37	17.04
4th Quarter	21.82	17.16
2014:
1st Quarter	$40.15	$27.56
2nd Quarter	39.20	31.69
3rd Quarter	40.45	25.95
4th Quarter	32.21	24.64

HOLDERS

On February 19, 2016, the closing sale price of our common stock was $17.01. As of February 19, 2016, the approximate number of record holders of common stock was 3,248.

DIVIDENDS

We did not pay any dividends during 2015 or 2014.

PERFORMANCE GRAPH
Comparison of Cumulative Five Year Return

	2010	2011	2012	2013	2014	2015

Kate Spade & Company	$100.00	$120.53	$169.41	$442.88	$449.86	$248.18

S&P SmallCap 600	100.00	101.02	117.51	166.05	175.61	172.14

S&P MidCap 400	100.00	98.27	115.84	154.64	169.75	166.05

New Benchmarking Group(a)	100.00	96.32	113.24	124.88	117.41	108.32

Prior Benchmarking Group(b)	100.00	94.94	129.75	163.48	166.03	139.29

(a)
The New Benchmarking Group consisted of Columbia Sportswear Company.; Express, Inc.; G III Apparel Group, Ltd.; Guess?, Inc.; J. Crew Group, Inc.; lululemon athletica inc.; Steve Madden, Ltd.; Tumi Holdings Inc.; Vera Bradley, Inc.; and Vince Holding Corp.

(b)
The Prior Benchmarking Group consisted of Ann, Inc.; Express, Inc.; Guess?, Inc.; J. Crew Group, Inc.; lululemon athletica inc.; Michael Kors Holdings Limited; Tumi Holdings Inc.; Under Armour, Inc.; Urban Outfitters, Inc.; Vera Bradley, Inc.; and Vince Holding Corp.

The line graph above compares the cumulative total stockholder return on the Company's Common Stock over a 5-year period with the return on (i) the Standard & Poor's SmallCap 600 Stock Index ("S&P SmallCap 600"); (ii) the Standard & Poor's MidCap 400 Stock Index ("S&P MidCap 400") (which the Company's shares became a part of on March 21, 2014); and (iii) two indices comprised of: (a) the previously designated compensation peer group (the "Prior Benchmarking Group") designated by the Board's Compensation Committee in consultation with its compensation consultants, against which executive compensation practices of the Company were compared and (b) the new compensation peer group (the "New Benchmarking Group") designated for the Company's 2015 fiscal year by the Board's Compensation Committee in consultation with its compensation consultants, which reflects a total of three additions to and four deletions from the Prior Benchmarking Group. We have historically constructed our compensation benchmarking group based on companies with comparable products, revenue composition and size. We believe that the New Benchmarking Group provides a more meaningful comparison in terms of comparable products, revenue composition and size.

In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at December 31, 2010 (the last trading day before the beginning of our 2011 fiscal year) and assume that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information about our purchases during the quarter ended January 2, 2016, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (In thousands)(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands)(b)
October 4, 2015 — October 31, 2015	—	$—	—	$28,749
November 1, 2015 — December 5, 2015	—	—	—	28,749
December 6, 2015 — January 2, 2016	—	—	—	28,749

Total — 13 Weeks Ended January 2, 2016	—	$—	—	$28,749

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

(Amounts in thousands, except per common share data)	2015	2014	2013	2012	2011
Net sales	$1,242,720	$1,138,603	$803,371	$544,765	$569,820
Gross profit	754,107	680,271	496,590	339,932	309,983
Operating income (loss)	66,398	33,472	20,215	(36,022)	(140,335)
Income (loss) from continuing operations(a)(b)	21,708	76,726	(32,165)	(52,687)	101,144
Net income (loss)(b)	17,087	159,160	72,995	(74,505)	(171,687)
Working capital	354,538	221,705	206,473	36,407	124,772
Total assets	980,361	926,338	977,511	902,523	950,004
Total debt	401,557	410,743	394,201	406,294	446,315
Total stockholders' equity (deficit)	245,221	199,611	(32,482)	(126,930)	(108,986)
Per common share data:
Basic
Income (loss) from continuing operations	0.17	0.61	(0.27)	(0.48)	1.07
Net income (loss)	0.13	1.26	0.60	(0.68)	(1.81)
Diluted
Income (loss) from continuing operations	0.17	0.60	(0.27)	(0.48)	0.91
Net income (loss)	0.13	1.25	0.60	(0.68)	(1.35)
Weighted average shares outstanding, basic	127,634	126,264	121,057	109,292	94,664
Weighted average shares outstanding, diluted(c)	128,222	127,019	121,057	109,292	120,692

(a)
During 2015, 2014 and 2013, we recorded pretax charges of $35.4 million, $42.0 million and $10.6 million, respectively, related to our streamlining initiatives, which are discussed in Note 13 of Notes to Consolidated Financial Statements.

During 2015, we recorded a pretax charge of $26.0 million to terminate contracts with our former joint venture partner in China.

During 2013, we recorded a pretax non-cash impairment charge of $6.1 million related to our former investment in the Mexx business.

During 2014 and 2013, we recorded pretax non-cash impairment charges of $1.5 million and $3.3 million, respectively, in our Adelington Design Group segment related to the TRIFARI trademark.

During 2012, we recorded a pretax gain of $40.1 million related to the acquisition of the remaining 51.0% interest in Kate Spade Japan Co., Ltd.

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

(c)
Because we incurred losses from continuing operations in 2013 and 2012, outstanding stock options, nonvested shares and potentially dilutive shares issuable upon conversion of the Convertible Notes are antidilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Segments

We operate our kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of our kate spade new york and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of our kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

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

Macroeconomic challenges and uncertainty continue to dampen consumer spending; job growth remains inconsistent, with stagnating real wages in certain markets in which we operate; unemployment levels remain high; consumer retail traffic remains inconsistent and the retail environment remains promotional. Furthermore, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. Economic conditions outside of our markets may also have a negative impact on the markets in which we operate. We are focusing on initiatives that drive margin improvement and continue to grow the kate spade new york brand through product category and geographic expansion across our four category pillars: women's, men's, children's and home.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. We have established the following operating and financial goals to further develop kate spade new york into a global lifestyle brand: (i) driving top line growth by opening kate spade new york retail locations in North America; expanding product categories within our existing network as well as new channels, continuing e-commerce expansion and entering into local licenses to meet customer needs in Japan; focusing on our e-commerce site as a global flagship to influence purchases both online and in our retail stores; and expanding our presence in selected geographies through a partnered approach that requires little capital and is expected to be accretive to operating margins; (ii) driving quality of sale initiatives with continued moderation of promotions across channels and increased marketing that leverages customer relationship management ("CRM") capability and focuses on acquiring full price customers to support those efforts; (iii) delivering the world of kate spade new york to our customer seamlessly across channels through a channel agnostic approach, while using our e-commerce site as a global flagship, offering our broadest product assortment across our category pillars and improving delivery speed to our consumer through a buy anywhere, receive anywhere model; and (iv) increasing product accessibility and improving our speed-to-market capabilities through micro-assorting and localization at the store level, focusing on regional product, volume and climate to better assort by market taste and provide our consumer what she wants, when she wants it.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under "Statement Regarding Forward-Looking Statements" and "Item 1A — Risk Factors" in this Annual Report on Form 10-K.

Recent Developments and Operational Initiatives

In the second quarter of 2015, we signed a distribution agreement for our operations in Latin America, including in Brazil, which leverages the network of our distribution partner. As part of these actions, we closed our Company-operated stores in Brazil during the third quarter of 2015 and no longer operate directly in Brazil.

In the first quarter of 2015, we entered a global licensing agreement with Fossil Group, Inc. ("Fossil") for the design, development and distribution of kate spade new york watches through 2025, with the first collection of watches designed, developed and distributed in collaboration with us to launch in 2016. Accordingly, we now earn royalty income under the agreement with Fossil and no longer sell watches through our wholesale channel.

In the first quarter of 2015 we:

  •
  acquired the 60.0% interest in KS China Co., Limited ("KSC") owned by E-Land Fashion China Holdings, Limited ("E-Land") for $36.0 million, including a contract termination payment of $26.0 million; and

  •
  converted the reacquired businesses in Hong Kong, Macau and Taiwan and the KATE SPADE business in China into 50.0% owned joint ventures with Walton Brown, a subsidiary of The Lane Crawford Joyce Group ("LCJG"), a leading luxury retail, brand management and distribution company in Asia, and received a net $19.7 million from LCJG for their interests in the joint ventures, subject to adjustments.

On January 29, 2015, we announced the discontinuation of KATE SPADE SATURDAY as a standalone business. We also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, substantially all of KATE SPADE SATURDAY's Company-owned and three partnered store locations were closed by the end of the second quarter of 2015. We also closed JACK SPADE's Company-owned stores by the end of the second quarter of 2015.

In the fourth quarter of 2015, we launched kate spade new york e-commerce websites in Germany, Italy, Spain and the Netherlands. In the third quarter of 2015, we launched our e-commerce website in France.

On February 3, 2014, we completed the sale of 100.0% of the capital stock of Lucky Brand Dungarees, Inc. ("Lucky Brand") to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for aggregate consideration of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million Lucky Brand Note (the "Lucky Brand Note") issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC ("Lucky Brand LLC") at closing, subject to working capital and other adjustments. On March 4, 2015, we and Lucky Brand LLC entered into a transfer and settlement agreement (the "Lucky Brand Note Agreement") to settle the Lucky Brand Note in full, prior to its maturity. Pursuant to the terms of the Lucky Brand Note Agreement, Lucky Brand LLC paid us $81.0 million to settle the principal balance of the Lucky Brand Note and related unpaid interest and payment in kind. Giving effect to the Lucky Brand Note Agreement, since the date of issuance, we collected aggregate principal and interest under the Lucky Brand Note of $89.0 million. The transactions contemplated by the Lucky Brand Note Agreement closed on March 4, 2015.

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

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented. The initiatives relating to the KATE SPADE SATURDAY business, the JACK SPADE Company-owned stores and our directly operated business in Brazil do not represent a strategic shift in our operations and therefore are not reported as discontinued operations.

2015 Overall Results

Our 2015 results reflected:

  •
  Net sales growth in our KATE SPADE North America segment primarily driven by increased kate spade new york direct-to-consumer sales;

  •
  Reduced net sales in our KATE SPADE International segment, primarily reflecting the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and the impact of changes in foreign currency exchange rates;

  •
  The impact of the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil; and

  •
  Reduced net sales and gross profit in our Adelington Design Group segment, primarily related to the exited TRIFARI, TRINA TURK and Kensie brands.

During 2015, we recorded the following pretax items:

  •
  Expenses associated with our streamlining initiatives of $35.4 million;

  •
  A $26.0 million charge to terminate contracts with our former joint venture partner in China;

  •
  A $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note; and

  •
  A $4.0 million write-off of the cumulative translation adjustment of our subsidiary in Brazil due to its substantial liquidation in 2015.

Our 2014 results reflected:

  •
  Net sales growth in our KATE SPADE North America segment;

  •
  Net sales growth in our KATE SPADE International segment, reflecting increases across all geographies in the segment and $26.3 million of incremental net sales from the 2014 acquisition of the KATE SPADE businesses in Southeast Asia; and

  •
  Reduced net sales and gross profit in our Adelington Design Group segment, primarily related to the LIZWEAR, LIZ CLAIBORNE NEW YORK and private label jewelry businesses.

During 2014, we recorded the following pretax items:

  •
  Expenses associated with our streamlining initiatives of $42.0 million;

  •
  A $16.9 million loss on the extinguishment of debt in connection with the redemption of the 10.5% Senior Secured Notes due April 2019 (the "Senior Notes"), which were refinanced with proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million maturing in April 2021 (collectively, the "Term Loan") as provided under a term loan credit agreement that we entered into on April 10, 2014 (the "Term Loan Credit Agreement");

  •
  Additional inventory charges of $7.9 million as a result of our decision to exit KATE SPADE SATURDAY as a standalone business and close our JACK SPADE retail stores; and

  •
  A non-cash impairment charge of $1.5 million in our Adelington Design Group segment related to our trademark for the TRIFARI brand.

  Net Sales

Net sales in 2015 were $1.243 billion, an increase of $104.1 million or 9.1%, compared to 2014 net sales of $1.139 billion. The increase in net sales compared to 2014 includes year-over-year decreases of: (i) $33.6 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil; (ii) $28.2 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (iii) $26.8 million from changes in foreign currency exchange rates; and (iv) $17.9 million for the additional week in 2014, excluding the impact of wind-down operations. These were partially offset by an increase of $2.5 million resulting from outperformance in our kate spade new york e-commerce flash sale website in North America.

  Gross Profit and Income from Continuing Operations

Gross profit in 2015 was $754.1 million, an increase of $73.8 million compared to 2014, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 59.7% in 2014 to 60.7% in 2015, which primarily reflected: (i) inventory charges recorded in 2014 of $7.9 million as a result of our decision to exit KATE SPADE SATURDAY as a standalone business and close our JACK SPADE brick and mortar stores; and (ii) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture. These were partially offset by a change in mix due to accelerated outlet store openings in 2014, in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio.

We recorded income from continuing operations of $21.7 million in 2015, as compared to $76.7 million in 2014. Income from continuing operations in 2014 included an income tax benefit of $84.3 million, which reflected a net $87.4 million reduction in the reserve for uncertain tax positions due to the expiration of the related statutes of limitations. The year-over-year change also reflected: (i) an increase in gross profit; (ii) the absence of the loss on extinguishment of debt of $16.9 million in 2015; (iii) an increase in Selling, general & administrative expenses ("SG&A") in 2015, including a $26.0 million charge to terminate contracts with our former joint venture partner in China; (iv) the loss on settlement of the Lucky Brand Note of $9.9 million; and (v) a $7.1 million increase in Other expense, net.

  Balance Sheet

We ended 2015 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $103.7 million as compared to $226.7 million at year-end 2014. The $123.0 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note in March 2015; (ii) the receipt of a net $17.6 million from LCJG for their interests in the joint ventures; (iii) the funding of $60.2 million of capital and in-store shop expenditures in 2015; and (iv) the payment of $10.0 million to acquire E-Land's 60.0% interest in KSC. We also generated $120.5 million of cash from continuing operating activities over the past 12 months, which included the impact of a $26.0 million payment to terminate contracts with our former joint venture partner in China. The operating activities of our discontinued operations used $15.0 million of cash over the past 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

2015 vs. 2014

The following table sets forth our operating results for the year ended January 2, 2016 (52 weeks), compared to the year ended January 3, 2015 (53 weeks):

	Fiscal Years Ended
			Variance
	January 2, 2016	January 3, 2015
Dollars in millions			$	%
Net Sales	$1,242.7	$1,138.6	$104.1	9.1%
Gross Profit	754.1	680.3	73.8	10.9%
Selling, general & administrative expenses	687.7	645.3	(42.4)	(6.6)%
Impairment of intangible asset	—	1.5	1.5	*

Operating Income	66.4	33.5	32.9	98.4%
Other expense, net	(11.1)	(4.0)	(7.1)	*
Loss on settlement of note receivable	(9.9)	—	(9.9)	*
Loss on extinguishment of debt	—	(16.9)	16.9	*
Interest expense, net	(19.2)	(20.2)	1.0	5.1%
Provision (benefit) for income taxes	4.5	(84.3)	(88.8)	*

Income from Continuing Operations	21.7	76.7	(55.0)	(71.7)%
Discontinued operations, net of income taxes	(4.6)	82.5	(87.1)	*

Net Income	$17.1	$159.2	$(142.1)	(89.3)%

*
Not meaningful.

Net Sales

Net sales for 2015 were $1.243 billion, an increase of $104.1 million, or 9.1%, compared to 2014 net sales of $1.139 billion. The increase in net sales compared to 2014 includes year-over-year decreases of: (i) $33.6 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil; (ii) $28.2 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (iii) $26.8 million from changes in foreign currency exchange rates; and (iv) $17.9 million for the additional week in 2014, excluding the impact of wind-down operations. These were partially offset by an increase of $2.5 million resulting from outperformance in our kate spade new york e-commerce flash sale website in North America. Excluding the additional week in 2014, kate spade new york comparable direct-to-consumer sales, including e-commerce, increased by 12.6% in 2015; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 9.4% in 2015.

Net sales results for our segments are provided below:

  •
  KATE SPADE North America net sales were $1.031 billion, a 15.6% increase compared to 2014 net sales of $891.8 million, primarily driven by increased direct-to-consumer and wholesale net sales in our kate spade new york brand. The increase in net sales compared to 2014 includes year-over-year decreases of: (i) $23.3 million in the KATE SPADE SATURDAY brand as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand; (ii) $14.0 million for the additional week in 2014; and (iii) $6.9 million from changes in foreign currency exchange rates. These were partially offset by an increase of $2.5 million resulting from outperformance in our kate spade new york e-commerce flash sale website.

We ended 2015 with 104 kate spade new york specialty retail stores and 64 outlet stores, reflecting a net addition of 11 kate spade new york specialty retail stores and 7 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

    –
    Average retail square footage in 2015 was approximately 362 thousand square feet, a 22.7% increase compared to 2014; and

    –
    Sales productivity was $1,496 per average square foot in 2015, as compared to $1,457 in 2014 on a constant currency basis, excluding the impact of an additional week in 2014.

  •
  KATE SPADE International net sales were $188.2 million, an 11.9% decrease compared to 2014 net sales of $213.6 million, which primarily reflected: (i) a $28.2 million decrease related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture, as discussed above; (ii) a decrease of $19.9 million from changes in foreign currency exchange rates; (iii) a $3.9 million decrease for the additional week in 2014; (iv) a decrease of $2.6 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar and our directly operated business in Brazil; and (v) an increase in net sales to our international distributors.

We ended 2015 with 22 kate spade new york specialty retail stores, 52 concessions, and 13 outlet stores, reflecting a net reduction over the last 12 months of 10 specialty retail stores and one outlet store, including the conversion of 6 specialty retail stores, 3 concessions and 1 outlet store totaling 11 thousand square feet in the Hong Kong, Macau and Taiwan territories to a joint venture. With the completion of the wind-down of our directly owned business in Brazil, we have owned and operated direct-to-consumer operations in Japan and Europe in our International segment. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

    –
    Average retail square footage, including concessions, in 2015 was approximately 73 thousand square feet, a 16.6% increase compared to 2014; and

    –
    Sales productivity was $1,634 per average square foot in 2015, compared to $1,618 in 2014 on a constant currency basis, excluding the impact of an additional week in 2014.

  •
  Adelington Design Group net sales were $23.4 million for 2015, a decrease of $9.8 million, or 29.5%, compared to 2014, primarily related to a $7.6 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands and a $2.5 million decrease in our LIZWEAR brand, partially offset by a $0.3 million increase in the MONET and LIZ CLAIBORNE brands.

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

Gross Profit

Gross profit in 2015 was $754.1 million, an increase of $73.8 million compared to 2014, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 59.7% in 2014 to 60.7% in 2015, which primarily reflected: (i) inventory charges recorded in 2014 of $7.9 million as a result of our decision to exit KATE SPADE SATURDAY as a standalone business and JACK SPADE brick and mortar stores; and (ii) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture. These were partially offset by a change in mix due to accelerated outlet store openings in 2014, in order to capitalize on the one-time opportunity presented by the Juicy Couture real estate portfolio.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $42.4 million, or 6.6%, to $687.7 million in 2015 compared to 2014. The change in SG&A reflected the following:

  •
  A $62.5 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; and (ii) increased compensation related expenses;

  •
  A $26.0 million charge incurred in 2015 to terminate contracts with our former joint venture partner in China;

  •
  A $33.0 million decrease in SG&A in our KATE SPADE International segment, including a reduction associated with the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and reflecting: (i) decreased rent and other store operating expenses; (ii) lower advertising expenses; and (iii) reduced concession fees;

  •
  An $8.3 million decrease in our Adelington Design Group segment; and

  •
  A $4.8 million decrease in expenses associated with our streamlining initiatives, brand-exiting activities and acquisition related costs.

Impairment of Intangible Asset

In 2014, we recorded a non-cash impairment charge of $1.5 million in our Adelington Design Group segment related to our trademark for the TRIFARI brand.

Operating Income

Operating income for 2015 was $66.4 million (5.3% of net sales), compared to $33.5 million (2.9% of net sales) in 2014.

Other Expense, Net

Other expense, net amounted to $11.1 million in 2015 and $4.0 million in 2014. Other expense, net consisted primarily of (i) equity in the losses of KSC and KS HMT of $6.7 million in 2015 and $2.6 million in 2014, respectively; (ii) a $4.0 million write-off of the cumulative translation adjustment of our subsidiary in Brazil due to its substantial liquidation in 2015; and (iii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note, as discussed above.

Loss on Extinguishment of Debt

In 2014, we recorded a $16.9 million loss on the extinguishment of debt in connection with the redemption of the Senior Notes, which were refinanced with proceeds from the issuance of the Term Loan.

Interest Expense, Net

Interest expense, net was $19.2 million in 2015, as compared to $20.2 million in 2014, primarily reflecting the absence of $13.5 million of interest expense in 2015 due to the refinancing of the Senior Notes in the second quarter of 2014 and a $2.3 million write-off of deferred financing fees in 2014 as a result of a reduction in the size of our ABL Facility, offset in part by a reduction of interest income of $9.2 million due to the repayment of the Lucky Brand Note in the first quarter of 2015 and additional interest expense of $5.6 million related to the Term Loan.

Provision (Benefit) for Income Taxes

The income tax provision of $4.5 million in 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit of $(84.3) million in 2014 primarily represented refunds from certain tax jurisdictions, partially offset by increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. In addition to those items, the 2014 benefit for income taxes included a net $87.4 million reduction in the reserve for uncertain tax positions, resulting from the expiration of the related statutes of limitations. We did not record income tax benefits for substantially all losses incurred during 2015 and 2014, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

Income from Continuing Operations

Income from continuing operations in 2015 was $21.7 million, or 1.7% of net sales, compared to $76.7 million in 2014, or 6.7% of net sales. Earnings per share ("EPS"), basic from continuing operations was $0.17 in 2015 and $0.61 in 2014. EPS, diluted from continuing operations was $0.17 in 2015 and $0.60 in 2014.

Discontinued Operations, Net of Income Taxes

Loss from discontinued operations in 2015 was $(4.6) million, reflecting a loss on disposal of discontinued operations of $(1.5) million and a $(3.1) million loss from discontinued operations. Income from discontinued operations in 2014 was $82.5 million, reflecting a gain on disposal of discontinued operations of $130.0 million and a $(47.5) million loss from discontinued operations. EPS, basic from discontinued operations was $(0.04) in 2015 and $0.65 in 2014. EPS, diluted from discontinued operations was $(0.04) in 2015 and $0.65 in 2014.

Net Income

Net income in 2015 was $17.1 million, compared to $159.2 million in 2014. EPS, basic was $0.13 in 2015 and $1.26 in 2014. EPS, diluted was $0.13 in 2015 and $1.25 in 2014.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. We do not allocate amounts reported below Operating income to our reportable segments, other than adjusted equity income (loss) in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Fiscal Years Ended
			Variance
	January 2, 2016	January 3, 2015
Dollars in thousands			$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$177,593	$143,009	$34,584	24.2%
KATE SPADE International(a)	17,697	810	16,887	*
Adelington Design Group	4,523	4,092	431	10.5%
Other(b)	—	(940)	940	*

Total Reportable Segments Adjusted EBITDA	199,813	146,971
Depreciation and amortization, net(c)	(46,311)	(48,441)
Charges due to streamlining initiatives(d), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(40,399)	(30,371)
Joint venture contract termination fee	(26,000)	—
Share-based compensation(e)	(25,577)	(37,270)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA(f)	4,872	2,583

Operating Income	66,398	33,472
Other expense, net(a)	(11,137)	(4,033)
Loss on settlement of note receivable	(9,873)	—
Loss on extinguishment of debt	—	(16,914)
Interest expense, net	(19,152)	(20,178)
Provision (benefit) for income taxes	4,528	(84,379)

Income from Continuing Operations	$21,708	$76,726

*
Not meaningful.

(a)
Amounts include equity in the adjusted losses of our equity method investee of $4.9 million and $2.6 million in 2015 and 2014, respectively.

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

(e)
Includes share-based compensation expense of $0.3 million and $17.3 million in 2015 and 2014, respectively, that was classified as restructuring.

(f)
Excludes joint venture restructuring expense included in equity losses of $1.8 million in 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the years ended January 2, 2016 and January 3, 2015 follows:

  •
  KATE SPADE North America Adjusted EBITDA for 2015 was $177.6 million (17.2% of net sales), compared to $143.0 million (16.0% of net sales) in 2014. The year-over-year increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in rent and other store operating expenses and increased compensation related expenses.

  •
  KATE SPADE International Adjusted EBITDA for 2015 was $17.7 million (9.4% of net sales), compared to $0.8 million (0.4% of net sales) in 2014. The year-over-year increase reflected: (i) the closure of our Company-owned stores in Brazil; (ii) an increase in gross profit related to international distribution agreements; and (iii) a decrease in SG&A. The increase in the adjusted EBITDA margin from 0.4% in 2014 to 9.4% in 2015 primarily related to an increase in the gross profit rate, primarily driven by the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and increased sales to our international distributors.

  •
  Adelington Design Group Adjusted EBITDA for 2015 was $4.5 million (19.3% of net sales), compared to Adjusted EBITDA of $4.1 million (12.3% of net sales) in 2014. The increase in Adjusted EBITDA reflected decreased SG&A, partially offset by reduced gross profit.

2014 vs. 2013

The following table sets forth our operating results for the year ended January 3, 2015 (53 weeks), compared to the year ended December 28, 2013 (52 weeks):

	Fiscal Years Ended
			Variance
	January 3, 2015	December 28, 2013
Dollars in millions			$	%
Net Sales	$1,138.6	$803.4	$335.2	41.7%
Gross Profit	680.3	496.6	183.7	37.0%
Selling, general & administrative expenses	645.3	473.1	(172.2)	(36.4)%
Impairment of intangible assets	1.5	3.3	1.8	53.5%

Operating Income	33.5	20.2	13.3	65.6%
Other expense, net	(4.0)	(2.1)	(1.9)	(95.6)%
Impairment of cost investment	—	(6.1)	6.1	*
Loss on extinguishment of debt	(16.9)	(1.7)	(15.2)	*
Interest expense, net	(20.2)	(47.1)	26.9	57.1%
Benefit for income taxes	(84.3)	(4.6)	79.7	*

Income (Loss) from Continuing Operations	76.7	(32.2)	108.9	*
Discontinued operations, net of income taxes	82.5	105.2	(22.7)	(21.6)%

Net Income	$159.2	$73.0	$86.2	*

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

SG&A as a percentage of net sales was 56.7% in 2014, compared to 58.9% in 2013.

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

Income (Loss) from Continuing Operations

Income (loss) from continuing operations in 2014 was $76.7 million, or 6.7% of net sales, compared to $(32.2) million in 2013, or (4.0)% of net sales. EPS, basic from continuing operations was $0.61 in 2014 and $(0.27) in 2013. EPS, diluted from continuing operations was $0.60 in 2014 and $(0.27) in 2013.

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

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is provided below.

	Fiscal Years Ended
			Variance
	January 3, 2015	December 28, 2013
Dollars in thousands			$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$143,009	$70,250	$72,759	103.6%
KATE SPADE International(a)	810	(815)	1,625	*
Adelington Design Group	4,092	12,008	(7,916)	(65.9)%
Other(b)	(940)	(4,334)	3,394	78.3%

Total Reportable Segments Adjusted EBITDA	146,971	77,109
Depreciation and amortization, net(c)	(48,441)	(35,088)
Charges due to streamlining initiatives(d), brand-exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net	(30,371)	(15,716)
Share-based compensation(e)	(37,270)	(7,269)
Equity loss included in Reportable Segments Adjusted EBITDA	2,583	1,179

Operating Income	33,472	20,215
Other expense, net(a)	(4,033)	(2,062)
Impairment of cost investment	—	(6,109)
Loss on extinguishment of debt	(16,914)	(1,707)
Interest expense, net	(20,178)	(47,065)
Benefit for income taxes	(84,379)	(4,563)

Income (Loss) from Continuing Operations	$76,726	$(32,165)

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

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) invest in our information systems; (iv) fund operational and contractual obligations, including remaining efforts associated with our streamlining initiatives; and (v) potentially repurchase or retire debt obligations.

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

Cash and Debt Balances. We ended 2015 with $297.9 million in cash and cash equivalents, compared to $184.0 million at the end of 2014 and with $401.6 million of debt outstanding, compared to $410.7 million at the end of 2014. The $123.0 million decrease in our net debt primarily reflected: (i) the receipt of $75.1 million from Lucky Brand LLC to settle the Lucky Brand Note in March 2015; (ii) the receipt of a net $17.6 million from LCJG for their interests in the joint ventures; (iii) the funding of $60.2 million of capital and in-store shop expenditures in 2015; and (iv) the payment of $10.0 million to acquire E-Land's 60.0% interest in KSC. We also generated $120.5 million of cash from continuing operating activities over the past 12 months, which included a $26.0 million payment to terminate contracts with our former joint venture partner in China. The operating activities of our discontinued operations used $15.0 million of cash over the past 12 months.

Accounts Receivable increased $6.8 million, or 7.5%, at year-end 2015 compared to year-end 2014, primarily reflecting: (i) an increase in kate spade new york wholesale accounts receivable, including international distributors; and (ii) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture, partially offset by the impact of the wind-down of the KATE SPADE SATURDAY business and Brazil operations.

Inventories increased $33.6 million, or 21.3% at year-end 2015 compared to year-end 2014, primarily due to an increase in kate spade new york inventory to support growth initiatives, partially offset by the impact of the wind-down of the KATE SPADE SATURDAY operations and JACK SPADE brick and mortar stores and the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture.

Borrowings under our ABL Facility peaked at $8.0 million during 2015, compared to a peak of $6.0 million in 2014. We had no outstanding borrowings under our ABL Facility at January 2, 2016, compared to $6.0 million at January 3, 2015.

Net cash provided by operating activities of our continuing operations was $120.5 million in 2015, compared to $44.6 million in 2014. This $75.9 million year-over-year change was primarily due to a decrease in cash outflows related to working capital and increased earnings in 2015 compared to 2014 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges, a reduction in the reserve for uncertain tax positions and other non-cash items). The operating activities of our discontinued operations used $15.0 million and $30.2 million of cash in the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

Net cash provided by (used in) investing activities of our continuing operations was $18.6 million in 2015, compared to $(134.6) million in 2014. Net cash provided by investing activities in 2015 primarily reflected:

(i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $17.6 million from LCJG for their interest in the joint ventures; (iii) the use of $60.2 million for capital and in-store shop expenditures; (iv) the payment of $10.0 million to acquire E-Land's 60.0% interest in KSC; and (v) the use of $5.0 million for investments in and advances to KSC. Net cash used in investing activities in 2014 reflected: (i) the use of $100.0 million for capital and in-store shop expenditures; (ii) the payment of $32.3 million for the acquisition of the existing KATE SPADE business in Southeast Asia from Globalluxe Kate Spade HK Limited; and (iii) the use of $2.4 million for investments in and advances to KSC. The investing activities of our discontinued operations provided $0.6 million and $137.8 million during the fiscal years ended January 2, 2016 and January 3, 2015, respectively.

Net cash (used in) provided by financing activities was $(8.5) million in 2015, compared to $40.6 million in 2014. The $49.1 million year-over-year change primarily reflected: (i) a decrease in proceeds from the exercise of stock options of $39.5 million; (ii) an $8.2 million reduction in payments for deferred financing fees; (iii) proceeds of $398.0 million from the issuance of the Term Loan in 2014; (iv) the use of $390.7 million for the redemption of the Senior Notes in 2014; and (v) an increase in net cash used by borrowing activities under our ABL Facility of $9.5 million.

Commitments and Capital Expenditures

Pursuant to a buying/sourcing agency agreement, Li & Fung acts as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. On March 24, 2015, we modified this arrangement in order to, among other things, transition our buying/sourcing activities for our accessories products to an in-house model, beginning with our Spring 2016 collection. We pay Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our primary buying/sourcing agent for our ready-to-wear apparel products and we may use Li & Fung as a buying/sourcing agent with respect to our accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. Our agreement with Li & Fung is not exclusive.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 136 such leases. As of January 2, 2016, the future aggregate payments under these leases amounted to $92.1 million and extended to various dates through 2025.

On December 3, 2014, Mexx Canada Company filed for bankruptcy protection from its creditors under Canadian bankruptcy laws. Although an inactive and insolvent subsidiary of ours may be secondarily liable under approximately 50 leases that were assigned to Mexx Canada Company in connection with the disposal of the Mexx business, we do not currently believe that these circumstances will require payments by us for liabilities under the leases. The amount of our potential liability, if any, with respect to these leases cannot be determined at this time.

Our 2016 capital expenditures are expected to be approximately $65.0 – $70.0 million, compared to $60.2 million in 2015. These expenditures primarily relate to our plan to open approximately 15 Company operated retail stores globally in 2016, net of approximately 7 store closures, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with available cash, cash provided by operating activities and our ABL Facility.

The following table summarizes as of January 2, 2016 our contractual cash obligations by future period (see Notes 1, 9 and 10 of Notes to Consolidated Financial Statements):

	Payments Due by Period
Contractual cash obligations *	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
(In millions)
Operating lease commitments	$61.7	$120.8	$108.5	$172.9	$463.9
Capital lease obligations	2.1	4.3	4.6	10.8	21.8
Inventory purchase commitments	107.5	—	—	—	107.5
Term Loan	4.0	8.0	8.0	375.0	395.0
Interest on Term Loan(a)	16.1	31.3	30.8	8.0	86.2
Pension withdrawal liability	2.2	—	—	—	2.2

Total	$193.6	$164.4	$151.9	$566.7	$1,076.6

*
The table above does not include any amounts for assigned leases and amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions.

(a)
Interest is calculated at 4.0% per annum.

Debt consisted of the following:

In thousands	January 2, 2016	January 3, 2015
Term Loan credit facility(a)	393,431	396,158
ABL Facility	—	6,000
Capital lease obligations	8,126	8,585

Total debt	$401,557	$410,743

(a)
The balance as of January 2, 2016 and January 3, 2015 included an unamortized debt discount of $1.6 million and $1.8 million, respectively.

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

As of January 2, 2016, availability under our ABL Facility was as follows:

In thousands	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
ABL Facility(a)	$200,000	$290,969	$—	$10,512	$189,488	$169,488

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

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly of our KATE SPADE business in Japan. As of January 2, 2016, we had forward contracts maturing through June 2016 to sell 689.5 million yen for $5.9 million. We also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of January 2, 2016, we had forward contracts to sell 5.1 billion yen for $42.2 million maturing through March 2016. Transaction gains (losses) for the year ended January 2, 2016 were not significant. Transaction gains of $4.5 million and $8.5 million related to these derivative instruments for the years ended January 3, 2015 and December 28, 2013, respectively, were reflected within Other expense, net.

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

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that an indefinite-lived intangible asset is not impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We estimate the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. Impairment testing is based on a review of forecasted operating cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Consolidated Statement of Income.

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.

As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2015.

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

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that goodwill is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value and carrying amount of the related reporting unit. A two-step impairment test is then performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate fair value based on market multiples of earnings for comparable companies. We also use discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with our goodwill, no impairment charges were recorded during 2015, 2014 or 2013.

During 2014, we recorded additional goodwill as a result of the reacquisition of the KATE SPADE business in Southeast Asia (see Note 2 of Notes to Consolidated Financial Statements); in the first quarter of 2015, $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan was reclassified to Investment in unconsolidated subsidiaries upon closing of the joint venture with Walton Brown, as discussed above.

  Accrued Expenses

Accrued expenses for employee insurance, workers' compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

  Share-Based Compensation

We recognize compensation expense based on the fair value of employee share-based awards, including stock options, restricted stock and restricted stock with performance features that impact vesting, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. Determining the fair value of shares with market conditions at the grant date requires judgment, including the weighting of historical and estimated implied volatility of the Company's stock price and where appropriate, a market index. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

We do not speculate on the future direction of interest rates. As of January 2, 2016 and January 3, 2015, our exposure to changing market rates related to our ABL Facility and the Term Loan credit facility was as follows:

Dollars in millions	January 2, 2016	January 3, 2015
ABL Facility	$—	$6.0
Average interest rate	—	1.68%
Term loan credit facility	$395.0	$398.0
Average interest rate	4.00%	4.00%

A ten percent change in the average rate would have a minimal impact to interest expense during the year ended January 2, 2016. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at January 2, 2016.

As of January 2, 2016, we had forward contracts with net notional amounts of $48.1 million and option contracts of $20.7 million. Unrealized gains (losses) for outstanding foreign currency forward contracts and option contracts were $(0.5) million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $6.2 million at January 2, 2016. Conversely, if the yen strengthened by 10.0% against the

US dollar, the fair value of these instruments would decrease by $6.2 million at January 2, 2016. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of January 2, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

With respect to our Executive Officers, see "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

Information regarding Section 16(a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the "Audit Committee Report"), our code of ethics and background of our Directors appearing under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Additional Information-Company Code of Ethics and Business Practices" and "Election of Directors" in our Proxy Statement for the 2016 Annual Meeting of Shareholders (the "2016 Proxy Statement") is hereby incorporated by reference.

Item 11.    Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the headings "Compensation Discussion and Analysis" and "Executive Compensation" (other than the Board Compensation Committee Report) in the 2016 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

The following table summarizes information about the stockholder approved Kate Spade & Company Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' Plan"); Fifth & Pacific Companies, Inc. 1992 Stock Incentive Plan; Fifth & Pacific Companies, Inc. 2000 Stock Incentive Plan (the "2000 Plan"); Fifth & Pacific Companies, Inc. 2002 Stock Incentive Plan (the "2002 Plan"); Fifth & Pacific Companies, Inc. 2005 Stock Incentive Plan (the "2005 Plan"); Fifth & Pacific Companies, Inc. 2011 Stock Incentive Plan (the "2011 Plan"); and Fifth & Pacific Companies, Inc. 2013 Stock Incentive Plan (the "2013 Plan"), which together comprise all of our existing equity compensation plans, as of January 2, 2016. In January 2006, we adopted the Fifth & Pacific Companies, Inc. Outside Directors' Deferral Plan, which amended and restated the Outside Directors' Plan by eliminating equity grants under the Outside Directors' Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors' Plan was made on January 10, 2006. All subsequent Director stock grants have been made under the remaining shareholder approved plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity Compensation Plans Approved by Stockholders	1,552,132	(a)	$15.35	(b)	7,623,334	(c)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—

Total	1,552,132	(a)	$15.35	(b)	7,623,334	(c)

(a)
Includes 646,249 shares of Common Stock issuable under the 2002, 2005, 2011 and 2013 Plans pursuant to participants' elections thereunder to defer certain director compensation. Excluded from the above table are 1,924,250 restricted share units including shares with market conditions impacting the quantity of shares vesting.

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

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2016 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings "Certain Relationships and Related Transactions" in the 2016 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading "Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the 2016 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F-1
(a)	2. Schedule
	SCHEDULE II — Valuation and Qualifying Accounts	F-52

NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S-X or the information is included elsewhere in the financial statements or the notes thereto.

(a)	3. Exhibits

Exhibit No.	Description
2(a)	—	Merger Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Foreign Holdings, Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., EuCo B.V. (incorporated herein by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated September 6, 2011).
2(b)	—	Asset Purchase Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Canada Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., 3256890 Nova Scotia Limited (incorporated herein by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated September 6, 2011).
3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated May 28, 2009).
3(b)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(c)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated May 18, 2012).
3(d)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) and to Registrant's Current Report on Form 8-K dated May 17, 2013).
3(e)	—	Amendment to the Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) and to Registrant's Current Report on Form 8-K dated May 22, 2015).
3(f)	—	By-Laws of Registrant, as amended through May 27, 2010 (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated June 3, 2010).
3(g)	—	Amendment to By-Laws of Registrant (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated May 17, 2013).
3(h)	—	Amendment to By-Laws of Registrant (incorporated herein by reference to Exhibit 3(b) to Registrant's Current Report on Form 8-K dated May 22, 2015).
3(i)	—	Amendment to Articles of Incorporation of Registrant (incorporated herein by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated March 3, 2014).
4(a)	—	Specimen certificate for Registrant's Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 26, 1992).
10(a)*+	—	Description of Kate Spade & Company 2015 Employee Incentive Plan (Cash).
10(b)+	—	The Kate Spade & Company 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant's 2002 Annual Report).
10(b)(i)+	—	First Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).
10(b)(ii)+	—	Second Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).
10(b)(iii)+	—	Third Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).
10(b)(iv)+	—	Trust Agreement (the "401(k) Trust Agreement") dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).

Exhibit No.	Description
10(b)(v)+	—	First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (the "2004 Annual Report").
10(b)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).
10(c)+	—	Liz Claiborne, Inc. Amended and Restated Outside Directors' 1991 Stock Ownership Plan (the "Outside Directors' 1991 Plan") (incorporated herein by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995).
10(c)(i)+	—	Amendment to the Outside Directors' 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).
10(c)(ii)+	—	Form of Option Agreement under the Outside Directors' 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996).
10(c)(iii)+	—	Liz Claiborne, Inc. Outside Directors' Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Annual Report).
10(d)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the "2000 Plan") (incorporated herein by reference to Exhibit 4(e) to Registrant's Form S-8 dated as of January 25, 2001).
10(d)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).
10(d)(ii)+	—	Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (the "2000 Annual Report") ).
10(d)(iii)	—	Form of Special Retention Award Agreement under the Company's 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated June 17, 2011)
10(e)+	—	Liz Claiborne, Inc. 2002 Stock Incentive Plan (the "2002 Plan") (incorporated herein by reference to Exhibit 10(y)(i) to Registrant's Quarterly Report on Form 10-Q for the period ended June 29, 2002 (the "2nd Quarter 2002 10-Q")).
10(e)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10-Q).
10(e)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).
10(e)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).
10(e)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10-Q).
10(f)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).
10(g)+	—	Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).
10(g)(i)+	—	Liz Claiborne, Inc. 2005 Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated December 31, 2008).
10(g)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).

Exhibit No.	Description
10(h)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (the "2005 Plan") (incorporated herein by reference to Exhibit 10.1(b) to Registrant's Current Report on Form 8-K dated May 26, 2005).
10(h)(i)+	—	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 12, 2005).
10(h)(ii)+	—	Form of Restricted Stock Grant Certificate under the 2005 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the period ended April 2, 2005).
10(h)(iii)+	—	Form of Option Grant Confirmation under the 2005 Plan (incorporated herein by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K dated December 4, 2008).
10(i)+	—	Liz Claiborne Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 23, 2011 which incorporates by reference Exhibit A to Definitive Proxy Statement for the 2011 Annual Meeting of the Registrant, filing April 7, 2011).
10(i)(i)	—	Form of Restricted Stock Unit Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.47 to Registrant's Form S-4 dated January 18, 2013).
10(i)(ii)	—	Form of Option Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.46 to Registrant's Form S-4 dated January 18, 2013).
10(j)	—	Fifth & Pacific Companies, Inc. 2013 Incentive Plan (the "2013 Plan") (incorporated herein by reference to Appendix B to Definitive Proxy Statement for the 2013 Annual Meeting of the Registrant filed April 3, 2013).
10(j)(i)	—	Form of 2014 Market Share Unit Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended April 5, 2014 (the "1st Quarter 2014 10-Q").
10(j)(ii)	—	Form of 2014 Performance Share Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10.4 to the 1st Quarter 2014 10-Q).
10(j)(iii)	—	Form of Staking Market Share Unit Award Grant Certificate under the 2013 Plan (incorporated herein by reference to Exhibit 10.5 to the 1st Quarter 2014 10-Q).
10(j)(iv)	—	Form of Market Share Unit Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10(j)(iv) to Registrant's Annual Report on Form 10-K for the year ended January 3, 2015 (the "2014 Annual Report") ).
10(j)(v)	—	Form of Option Grant Certificate under the 2013 Plan (incorporated herein by reference to Exhibit 10(j)(v) to Registrant's 2014 Annual Report).
10(j)(vi)	—	Form of 2015 Performance Share Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10(j)(vi) to the Registrant's 2014 Annual Report).
10(j)(vii)*	—	Form of Performance Share Award Notice of Grant under the 2013 Plan.
10(j)(viii)*	—	Form of Restricted Stock Unit Grant Confirmation under the 2013 Plan.
10(k)(i)+	—	2010 Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit D to Definitive Proxy Statement filed April 13, 2010).
10(k)(ii)+	—	Kate Spade & Company Section 162(m) Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 22, 2015).
10(l)+	—	Form of 2012 Executive Severance Agreement (incorporated herein by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 3, 2012).
10(l)(i)+*	—	Form of Executive Severance Agreement.
10(m)	—	Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated July 15, 2009).

Exhibit No.	Description
10(n)	—	Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated July 15, 2009).
10(o)	—	Employment Agreement by and between Registrant and Craig Leavitt, dated January 7, 2014 (incorporated herein by reference to Exhibit 10(o) to the 2013 Annual Report).
10(p)	—	Employment Agreement by and between Registrant and Deborah Lloyd, dated January 7, 2014 (incorporated herein by reference to Exhibit 10(p) to the 2013 Annual Report).
10(q)	—	Purchase Agreement, dated October 12, 2011, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011).
10(s)	—	Term Credit Agreement dated as of April 10, 2014 among Kate Spade & Company, as Borrower, the Lenders and Bank of America, N.A., as Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as Syndication Agent, Suntrust Bank and Wells Fargo Bank National Association, as Co-Documentation Agents and Bank of America, N.A., JPMorgan Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended April 5, 2014).
10(t)	—	Credit Agreement, dated May 16, 2014, among Kate Spade & Company, Kate Spade UK Limited, and Kate Spade Canada Inc., as borrowers, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, N.A. and SunTrust Bank, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended July 5, 2014).
10(u)	—	Purchase Agreement, dated as of October 7, 2013, by and among ABG-Juicy LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 28, 2013).
10(v)	—	Amendment Agreement, dated as of November 6, 2013, by and among ABG-Juicy LLC, Fifth & Pacific Companies, Inc., and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended September 28, 2013).
10(v)(i)	—	Purchase Agreement, dated as of December 10, 2013, by and among LBD Acquisition Company, LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Lucky Brand Dungarees, Inc. (incorporated herein by reference to Registrant's Current Report on Form 8-K filed December 10, 2013).
10(v)(ii)	—	Secured Note, dated February 3, 2014 and due February 1, 2017, by and between LBD Acquisition Company, LLC, as payor, and Fifth & Pacific Companies, Inc., as payee (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed for the period ended April 5, 2014).
21*	—	List of Registrant's Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of President and Chief Operating Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31(c)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of President and Chief Operating Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(c)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99*	—	Undertakings.
101.INS*		XBRL Instance Document.
101.SCH*		XBRL Taxonomy Extension Schema Document.
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2016.

KATE SPADE & COMPANY
By:	/s/ Thomas Linko	By:	/s/ Michael Rinaldo	By:	/s/ George M. Carrara
	Thomas Linko,		Michael Rinaldo,		George M. Carrara,
	Chief Financial Officer (principal financial officer)		Corporate Controller and Chief Accounting Officer (principal accounting officer)		President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 1, 2016.

Signature	Title

/s/ Craig A. Leavitt Craig A. Leavitt	Chief Executive Officer and Director (principal executive officer)
/s/ Lawrence Benjamin Lawrence Benjamin	Director
/s/ Raul J. Fernandez Raul J. Fernandez	Director
/s/ Kenneth B. Gilman Kenneth B. Gilman	Director
/s/ Nancy J. Karch Nancy J. Karch	Director and Chairman of the Board
/s/ Kenneth P. Kopelman Kenneth P. Kopelman	Director
/s/ Deborah Lloyd Deborah Lloyd	Director
/s/ Douglas Mack Douglas Mack	Director
/s/ Jan Singer Jan Singer	Director
/s/ Doreen A. Toben Doreen A. Toben	Director

KATE SPADE & COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page Number
MANAGEMENT'S REPORTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-4
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of January 2, 2016 and January 3, 2015	F-5
Consolidated Statements of Income for the Three Fiscal Years Ended January 2, 2016	F-6
Consolidated Statements of Comprehensive Income for the Three Fiscal Years Ended January 2, 2016	F-7
Consolidated Statements of Retained Earnings, Accumulated Comprehensive Loss and Changes in Capital Accounts for the Three Fiscal Years Ended January 2, 2016	F-8
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended January 2, 2016	F-9
Notes to Consolidated Financial Statements	F-10 to F-51
SCHEDULE II — Valuation and Qualifying Accounts	F-52

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

Management has evaluated the effectiveness of the Company's internal control over financial reporting as of January 2, 2016 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based on our evaluation, management determined that the Company's internal control over financial reporting was effective as of January 2, 2016 based on the criteria in Internal Control — Integrated Framework issued by COSO.

The Company's internal control over financial reporting as of January 2, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

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

March 1, 2016

/s/ Craig A. Leavitt Craig A. Leavitt	/s/ George M. Carrara George M. Carrara	/s/ Thomas Linko Thomas Linko
Chief Executive Officer	President and Chief Operating Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kate Spade & Company

We have audited the internal control over financial reporting of Kate Spade & Company (the "Company") as of January 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2016 of the Company and our report dated March 1, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

New York, New York
March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kate Spade & Company

We have audited the accompanying consolidated balance sheets of Kate Spade & Company (the "Company") as of January 2, 2016 and January 3, 2015, and the related consolidated statements of income, statements of comprehensive income, statements of retained earnings, accumulated other comprehensive loss and changes in capital accounts, and cash flows for each of the three fiscal years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kate Spade & Company as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting

/s/    DELOITTE & TOUCHE LLP

New York, New York
March 1, 2016

Kate Spade & Company

CONSOLIDATED BALANCE SHEETS

In thousands, except share data	January 2, 2016	January 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$297,851	$184,044
Accounts receivable — trade, net	96,850	90,091
Inventories, net	191,879	158,241
Deferred income taxes	1,855	616
Other current assets	33,279	41,508

Total current assets	621,714	474,500
Property and Equipment, Net	173,963	174,072
Goodwill	48,730	64,798
Intangibles, Net	86,288	90,327
Deferred Income Taxes	1,241	56
Note Receivable	—	88,976
Other Assets	48,425	33,609

Total Assets	$980,361	$926,338

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term borrowings	$4,514	$10,459
Accounts payable	109,327	88,402
Accrued expenses	151,680	150,926
Income taxes payable	1,655	3,008

Total current liabilities	267,176	252,795
Long-Term Debt	397,043	400,284
Other Non-Current Liabilities	52,021	56,465
Deferred Income Taxes	18,900	17,183
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	224,677	199,100
Retained earnings	1,155,838	1,145,643
Accumulated other comprehensive loss	(30,041)	(29,986)

	1,526,911	1,491,194
Common stock in treasury, at cost — 48,544,175 and 49,065,798 shares	(1,281,690)	(1,291,583)

Total stockholders' equity	245,221	199,611

Total Liabilities and Stockholders' Equity	$980,361	$926,338

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
In thousands, except per common share data	January 2, 2016	January 3, 2015	December 28, 2013
Net Sales	$1,242,720	$1,138,603	$803,371
Cost of goods sold	488,613	458,332	306,781

Gross Profit	754,107	680,271	496,590
Selling, general & administrative expenses	687,709	645,266	473,075
Impairment of intangible assets	—	1,533	3,300

Operating Income	66,398	33,472	20,215
Other expense, net	(11,137)	(4,033)	(2,062)
Loss on settlement of note receivable	(9,873)	—	—
Impairment of cost investment	—	—	(6,109)
Loss on extinguishment of debt	—	(16,914)	(1,707)
Interest expense, net	(19,152)	(20,178)	(47,065)

Income (Loss) Before Provision (Benefit) for Income Taxes	26,236	(7,653)	(36,728)
Provision (benefit) for income taxes	4,528	(84,379)	(4,563)

Income (Loss) from Continuing Operations	21,708	76,726	(32,165)
Discontinued operations, net of income taxes	(4,621)	82,434	105,160

Net Income	$17,087	$159,160	$72,995

Earnings per Share, Basic:
Income (Loss) from Continuing Operations	$0.17	$0.61	$(0.27)

Net Income	$0.13	$1.26	$0.60

Earnings per Share, Diluted:
Income (Loss) from Continuing Operations	$0.17	$0.60	$(0.27)

Net Income	$0.13	$1.25	$0.60

Weighted Average Shares, Basic	127,634	126,264	121,057
Weighted Average Shares, Diluted	128,222	127,019	121,057

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Net Income	$17,087	$159,160	$72,995
Other Comprehensive Income (Loss), Net of Income Taxes:
Cumulative translation adjustment, net of income taxes of $0	(1,966)	(10,234)	(11,788)
Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	4,008	—	—
Change in fair value of cash flow hedging derivatives, net of income taxes of $(1,160), $566 and $602, respectively	(2,097)	1,127	983

Comprehensive Income	$17,032	$150,053	$62,190

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND
CHANGES IN CAPITAL ACCOUNTS

	Common Stock					Treasury Shares
					Accumulated Other Comprehensive Loss
In thousands, except share data	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings		Number of Shares	Amount	Total
BALANCE, DECEMBER 29, 2012	176,437,234	$176,437	$147,018	$1,071,551	$(10,074)	59,851,190	$(1,511,862)	$(126,930)
Net income	—	—	—	72,995	—	—	—	72,995
Other comprehensive loss, net of income taxes	—	—	—	—	(10,805)	—	—	(10,805)
Exercise of stock options	—	—	—	(5,959)	—	(544,200)	10,782	4,823
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(5,724)	—	(171,577)	3,422	(2,302)
Amortization — share-based compensation	—	—	9,618	—	—	—	—	9,618
Exchanges of Convertible Senior Notes, net	—	—	(652)	(112,230)	—	(5,634,179)	133,001	20,119

BALANCE, DECEMBER 28, 2013	176,437,234	176,437	155,984	1,020,633	(20,879)	53,501,234	(1,364,657)	(32,482)
Net income	—	—	—	159,160	—	—	—	159,160
Other comprehensive loss, net of income taxes	—	—	—	—	(9,107)	—	—	(9,107)
Exercise of stock options	—	—	—	(23,266)	—	(4,010,331)	65,215	41,949
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(10,884)	—	(425,105)	7,859	(3,025)
Amortization — share-based compensation	—	—	43,116	—	—	—	—	43,116

BALANCE, JANUARY 3, 2015	176,437,234	176,437	199,100	1,145,643	(29,986)	49,065,798	(1,291,583)	199,611
Net income	—	—	—	17,087	—	—	—	17,087
Other comprehensive loss, net of income taxes	—	—	—	—	(55)	—	—	(55)
Exercise of stock options	—	—	—	(2,109)	—	(244,780)	4,573	2,464
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(4,783)	—	(276,843)	5,320	537
Amortization — share-based compensation	—	—	25,577	—	—	—	—	25,577

BALANCE, JANUARY 2, 2016	176,437,234	$176,437	$224,677	$1,155,838	$(30,041)	48,544,175	$(1,281,690)	$245,221

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Cash Flows from Operating Activities:
Net income	$17,087	$159,160	$72,995
Adjustments to arrive at income (loss) from continuing operations	4,621	(82,434)	(105,160)

Income (loss) from continuing operations	21,708	76,726	(32,165)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	49,937	54,438	38,780
Impairment of intangible assets	—	1,533	3,300
Loss on asset disposals and impairments, including streamlining initiatives, net	13,600	13,063	8,110
Deferred income taxes	474	(350)	(3,665)
Share-based compensation	25,577	37,270	7,269
Loss on settlement of note receivable	9,873	—	—
Loss on extinguishment of debt	—	16,914	1,707
Foreign currency transaction losses, net	4,845	6,535	9,656
Equity losses of equity investees	6,694	2,583	1,179
Other, net	(281)	(13)	71
Changes in assets and liabilities:
Increase in accounts receivable — trade, net	(7,540)	(27,643)	(1,167)
Increase in inventories, net	(42,540)	(21,903)	(47,115)
Decrease (increase) in other current and non-current assets	5,597	(12,840)	(8,753)
Increase (decrease) in accounts payable	23,911	(9,681)	21,695
Increase (decrease) in accrued expenses and other non-current liabilities	7,773	(9,006)	(34,337)
Increase (decrease) in income taxes payable	912	(83,062)	2,243
Net cash (used in) provided by operating activities of discontinued operations	(14,964)	(30,200)	9,161

Net cash provided by (used in) operating activities	105,576	14,364	(24,031)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	816	—	20,264
Purchases of property and equipment	(55,084)	(93,609)	(65,130)
Net proceeds from disposition	—	—	4,000
Payments for purchases of businesses	—	(32,268)	—
Proceeds from sales of joint venture interests, net	17,621	—	—
Payment for joint venture interest	(10,000)	—	—
Payments for in-store merchandise shops	(5,123)	(6,344)	(2,461)
Net proceeds from settlement of note receivable	75,128	—	—
Investments in and advances to equity investees	(5,000)	(2,400)	(5,500)
Other, net	276	17	(363)
Net cash provided by investing activities of discontinued operations	634	137,759	143,306

Net cash provided by investing activities	19,268	3,155	94,116

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	2,000	8,411	650,553
Repayment of borrowings under revolving credit agreement	(8,000)	(4,960)	(647,706)
Proceeds from issuance of Term Loan	—	398,000	—
Repayment of Senior Notes	—	(390,693)	—
Repayment of Term Loan	(3,000)	(2,000)	—
Proceeds from capital lease	—	—	8,673
Principal payments under capital lease obligations	(459)	(410)	(4,651)
Proceeds from exercise of stock options	2,464	41,949	4,823
Payment of deferred financing fees	(1,473)	(9,712)	(5,597)

Net cash (used in) provided by financing activities	(8,468)	40,585	6,095

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,569)	(4,282)	(5,197)
Net Change in Cash and Cash Equivalents	113,807	53,822	70,983
Cash and Cash Equivalents at Beginning of Year	184,044	130,222	59,402

Cash and Cash Equivalents at End of Year	297,851	184,044	130,385
Less: Cash and Cash Equivalents Held for Sale	—	—	163

Cash and Cash Equivalents	$297,851	$184,044	$130,222

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Kate Spade & Company and its wholly-owned and majority-owned subsidiaries (the "Company") are engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. The Company's Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company's activities for which separate financial information is available and which is utilized on a regular basis by the Company's chief operating decision maker ("CODM") to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of the Company's kate spade new york and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of the Company's kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands and (ii) the licensed LIZWEAR and LIZ CLAIBORNE NEW YORK brands.

In the second quarter of 2015, the Company entered into a distribution agreement for its operations in Latin America, including in Brazil, which leverages the network of its distribution partner. As part of these actions, the Company completed the closure of its Company-operated stores during the third quarter 2015 and no longer operates directly in Brazil. This initiative does not represent a strategic shift in the Company's operations and therefore is not presented as discontinued operations.

In the first quarter of 2015, the Company and Walton Brown, a subsidiary of The Lane Crawford Joyce Group ("LCJG"), formed two joint ventures focused on growing the Company's business in Greater China. Following the formation of the joint ventures, both Kate Spade Hong Kong, Limited, a wholly-owned subsidiary of the Company, and Walton Brown each own 50.0% of the shares of KS China Co., Limited ("KSC") and KS HMT Co., Limited ("KS HMT"), the holding company for the KATE SPADE businesses in Hong Kong, Macau and Taiwan.

With an equal partnership structure, the Company and Walton Brown actively manage the businesses together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company acquired a 60.0% interest in KSC (in which the Company already owned a 40.0% interest) from E-Land Fashion China Holdings Limited ("E-Land"), its former partner in China, for an aggregate payment of $36.0 million, comprised of $10.0 million to acquire E-Land's interest in KSC and $26.0 million to terminate related contracts and (ii) the Company received a net $19.7 million from LCJG for their 50.0% interests in the joint ventures, subject to adjustments. As a result, the Company no longer consolidates the operations for the businesses in Hong Kong, Macau and Taiwan, which it acquired on February 5, 2014 and had net sales of approximately $34.0 million in 2014 and $6.4 million in 2015, through the transaction date (see Note 2 — Acquisition). The Company accounts for its investments in the joint ventures under the equity method of accounting (see Note 17 — Additional Financial Information). Upon closing of the KS HMT joint venture, $16.0 million of goodwill related to the KATE SPADE businesses in

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hong Kong, Macau and Taiwan and $14.0 million of net assets of KS HMT were reclassified to Investment in unconsolidated subsidiaries, which was included in Other assets on the accompanying Consolidated Balance Sheets. The Company concluded the carrying values of the assets and liabilities for Hong Kong, Macau and Taiwan approximated fair value, due in part to the recent acquisition of those territories from Globalluxe Kate Spade HK Limited ("Globalluxe"). Accordingly, no gain or loss was recorded on formation of KS HMT. The $26.0 million charge to terminate contracts associated with the KSC joint venture is recorded in Selling, general & administrative expenses ("SG&A") on the accompanying Consolidated Statement of Income.

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company discontinued KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, substantially all of KATE SPADE SATURDAY's Company-owned and three partnered store locations were closed by the end of the second quarter of 2015. The Company also closed JACK SPADE's Company-owned stores by the end of the second quarter of 2015. These initiatives did not represent a strategic shift in the Company's operations and therefore were not reported as discontinued operations.

On February 3, 2014, the Company sold 100.0% of the capital stock of Lucky Brand Dungarees, Inc. ("Lucky Brand") to LBD Acquisition Company, LLC ("LBD Acquisition"), a Delaware limited liability company and affiliate of Leonard Green & Partners, L.P., for an aggregate payment of $225.0 million, comprised of $140.0 million cash consideration and a three-year $85.0 million note (the "Lucky Brand Note") issued by the successor of LBD Acquisition, Lucky Brand Dungarees, LLC ("Lucky Brand LLC") at closing, subject to working capital and other adjustments. On March 4, 2015, the Company and Lucky Brand LLC entered into a transfer and settlement agreement (the "Lucky Brand Note Agreement") to settle the Lucky Brand Note in full, prior to its maturity. Pursuant to the terms of the Lucky Brand Note Agreement, Lucky Brand LLC paid the Company $81.0 million to settle the principal balance of the Lucky Brand Note and related unpaid interest. Giving effect to the Lucky Brand Note Agreement, since the date of issuance, the Company collected aggregate principal and interest under the Lucky Brand Note of $89.0 million. The transactions contemplated by the Lucky Brand Note Agreement closed on March 4, 2015, and the Company recognized a $9.9 million loss on the settlement of the Lucky Brand Note in the first quarter of 2015.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 3 — Discontinued Operations and Disposals.

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

Revenue Recognition

The Company recognizes revenue from its direct-to-consumer, wholesale and licensing operations. Retail store and e-commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company does not recognize revenue for estimated gift card breakage. Revenue within the Company's wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company's historical estimates of these costs have not differed materially from actual results. Licensing revenues, which amounted to $26.2 million, $16.2 million and $17.8 million during 2015, 2014 and 2013, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

Income Taxes

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

Kate Spade & Company

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and market conditions. The Company's historical estimates of these costs and its provisions have not differed materially from actual results.

Intangibles, Net

Intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company's annual impairment test is performed as of the first day of the third fiscal quarter.

The Company assesses qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that an indefinite-lived intangible asset is not impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company estimates the fair value of these intangible assets based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The recoverability of the carrying values of all intangible assets with finite lives is re-evaluated when events or changes in circumstances indicate an asset's value may be impaired. Impairment testing is based on a review of forecasted operating cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statement of Income.

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.

As a result of the impairment analysis performed in connection with the Company's purchased trademarks with indefinite lives, no impairment charges were recorded during 2015.

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

The Company assesses qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that goodwill is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise,

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

then it is required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value and carrying amount of the related reporting unit. A two-step impairment test is then performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of earnings for comparable companies. The Company also uses discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit's goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with the Company's goodwill, no impairment charges were recorded during 2015, 2014 or 2013.

During 2014, the Company recorded additional goodwill as a result of the reacquisition of the KATE SPADE business in Southeast Asia; in the first quarter of 2015, $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan was reclassified to Investment in unconsolidated subsidiaries upon closing of the joint venture with Walton Brown, as discussed above.

Accrued Expenses

Accrued expenses for employee insurance, workers' compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

Share-Based Compensation

The Company recognizes compensation expense based on the fair value of employee share-based awards, including stock options, restricted stock and restricted stock with performance features that impact vesting, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share-based awards expected to be forfeited prior to vesting. Determining the fair value of shares with market conditions at the grant date requires judgment, including the weighting of historical and estimated implied volatility of the Company's stock price and where appropriate, a market index. If actual forfeitures differ significantly from these estimates, share-based compensation expense could be materially impacted.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Machinery and equipment and furniture and fixtures are depreciated using the straight-line method over their estimated useful lives of three to seven years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful lives of the assets. Costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Capitalized leased assets are reflected as a component of Land and building and the related amortization is recorded on the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The Company recognizes a liability for the fair value of an asset retirement obligation ("ARO") if the fair value can be reasonably estimated. The Company's ARO's are primarily associated with the removal and disposal of leasehold improvements at the end of a lease term when the Company is contractually obligated to restore a facility to a condition specified in the lease agreement. Amortization of ARO's is recorded on a straight-line basis over the lease term.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from such assets, on an undiscounted basis. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of the impaired assets is reduced to fair value through a charge to the Company's Consolidated Statement of Income.

The Company recorded pretax charges of $8.6 million, $10.4 million and $1.5 million in 2015, 2014 and 2013, respectively, to reduce the carrying values of certain property and equipment to their estimated fair values, which was recorded in SG&A on the accompanying Consolidated Statement of Income (see Note 11 — Fair Value Measurements).

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

The Company uses foreign currency forward contracts, collars, options and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by Kate Spade Japan Co., Ltd. ("KSJ"), a wholly-owned subsidiary. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value is included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could impact the Company's results of operations.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company purchases short-term foreign currency contracts to neutralize balance sheet and other expected exposures, including intercompany loans. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses recognized as a component of SG&A or Other expense, net in current period earnings (see Note 12 — Derivative Instruments).

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

Foreign Currency Transactions

Outstanding balances in foreign currencies are translated at the end of period exchange rates. The resulting exchange differences are recorded in the Consolidated Statements of Income or Accumulated other comprehensive loss, as appropriate.

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

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales. The Company incurred expenses of $56.0 million, $56.9 million and $42.8 million for advertising, marketing & promotion for all brands in 2015, 2014 and 2013, respectively.

Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing activities, are included as a component of SG&A in the Consolidated Statements of Income. In fiscal years 2015, 2014 and 2013, shipping and handling costs were $40.8 million, $32.8 million and $26.4 million, respectively.

Investments in Unconsolidated Subsidiaries

The Company uses the equity method of accounting for its investments in and its proportionate share in earnings of affiliates that it does not control, but over which it exerts significant influence (see Note 20 — Related Party Transactions). The Company considers whether the fair value of its equity method

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments has declined below carrying value whenever adverse events or changes in circumstances indicate the recorded value may not be recoverable.

Cash Dividends and Common Stock Repurchases

On December 16, 2008, the Board of Directors announced the suspension of the Company's quarterly cash dividend indefinitely.

The Company's amended and restated revolving credit facility (as amended to date, the "ABL Facility") currently restricts its ability to pay dividends and repurchase stock (see Note 10 — Debt and Lines of Credit).

Fiscal Year

The Company's fiscal year ends on the Saturday closest to December 31. The 2015 and 2013 fiscal years, which ended on January 2, 2016 and December 28, 2013, reflected 52-week periods. The 2014 fiscal year, which ended January 3, 2015 reflected a 53-week period.

Subsequent Events

The Company's policy is to evaluate all events or transactions that occur from the balance sheet date through the date of the issuance of its financial statements. The Company has evaluated events or transactions that occurred from the balance sheet date through the date the Company issued these financial statements.

  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 4, 2015, the first day of the Company's 2015 fiscal year, the Company adopted new accounting guidance on the reporting of discontinued operations, which revised the threshold for a disposal to qualify as a discontinued operation and required new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation (see Note 3 — Discontinued Operations and Disposals).

NOTE 2:  ACQUISITION

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe for a purchase price of $32.3 million, including $2.3 million for working capital and other previously agreed adjustments. The Company's distribution partner operates the KATE SPADE businesses in Singapore, Malaysia, Indonesia and Thailand through distribution agreements and funded approximately $1.5 million to Globalluxe to acquire operating assets in those regions. Globalluxe and its distribution partners operated six stores and one concession in Hong Kong, one concession in Taiwan, one store in Macau, two stores and one concession in Singapore, two stores in Malaysia, three stores and one concession in Indonesia, and two stores and six concessions in Thailand. Prior to the acquisition from Globalluxe, the Company maintained wholesale distribution to Globalluxe. Following the transaction, the Company maintains wholesale distribution to distributors who operate the businesses in Singapore, Malaysia, Indonesia and Thailand. Since the date of the acquisition, the Company has directly owned and operated the businesses in Hong Kong, Macau and Taiwan and continued to do so until the conversion of those businesses to a joint venture with Walton Brown in the first quarter of 2015.

The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Accordingly, the Company recorded $21.8 million of

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill, which is reflected in the KATE SPADE International reportable segment until the businesses in Hong Kong, Macau and Taiwan were converted to the joint venture with Walton Brown, at which time $16.0 million of such goodwill was reclassified to Investment in unconsolidated subsidiaries.

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

In thousands
Assets acquired:
Current assets	$3,549
Property and equipment, net	1,267
Goodwill and intangibles, net(a)	26,592
Other assets	860

Total assets acquired	$32,268

(a)
In the first quarter of 2015, $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan was reclassified to Investment in unconsolidated subsidiaries upon closing of the KS HMT joint venture with Walton Brown (see Note 1 — Basis of Presentation and Significant Accounting Policies).

The following table presents details of the acquired intangible assets:

In thousands	Useful Life	Estimated Fair Value
Reacquired distribution rights	1.7 years	$4,500
Retail customer list	3 years	256

NOTE 3:  DISCONTINUED OPERATIONS AND DISPOSALS

The Company completed the sale of Lucky Brand in February 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax and after tax (charges) income of $(1.5) million, $130.0 million and $143.4 million in 2015, 2014 and 2013, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	$175	$209,519	$980,488

Loss before (benefit) provision for income taxes	$(3,710)	$(46,923)	$(36,382)
(Benefit) provision for income taxes	(577)	660	1,821

Loss from discontinued operations, net of income taxes	$(3,133)	$(47,583)	$(38,203)

(Loss) gain on disposal of discontinued operations, net of income taxes	$(1,488)	$130,017	$143,363

The Company recorded charges of $3.7 million, $26.6 million and $48.4 million during 2015, 2014 and 2013, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other

As discussed in Note 1 — Basis of Presentation and Significant Accounting Policies, the Company completed substantially all of the closures of its KATE SPADE SATURDAY operations and JACK SPADE retail stores in the second quarter of 2015. Although such dispositions are individually significant, they do not represent a strategic shift in the Company's operations and are not reflected as discontinued operations. The Company recorded pretax losses of $21.0 million, $38.2 million and $22.9 million during 2015, 2014 and 2013, respectively, related to the KATE SPADE SATURDAY and JACK SPADE retail stores that were substantially disposed in the second quarter of 2015.

NOTE 4:  INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	January 2, 2016	January 3, 2015
Raw materials and work in process	$525	$538
Finished goods	191,354	157,703

Total	$191,879	$158,241

NOTE 5:  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	January 2, 2016	January 3, 2015
Land and buildings	$8,080	$9,300
Machinery and equipment	121,212	140,189
Furniture and fixtures	70,206	61,694
Leasehold improvements	120,605	122,029

	320,103	333,212
Less: Accumulated depreciation and amortization	146,140	159,140

Total property and equipment, net	$173,963	$174,072

Depreciation and amortization expense on property and equipment for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, was $37.8 million, $38.3 million and $28.0 million, respectively, which included depreciation for property and equipment under capital leases of $0.7 million, $0.8 million and $1.9 million, respectively. Machinery and equipment under capital leases was $8.1 million and $9.3 million as of January 2, 2016 and January 3, 2015, respectively.

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

During the second quarter of 2013, the Company sold its North Bergen, NJ office for net proceeds of $8.7 million. The Company entered into a sale-leaseback arrangement with the buyer for a 12-year term with two five-year renewal options, which was classified as a capital lease (see Note 9 — Commitments and Contingencies). During the fourth quarter of 2015, the Company initiated a plan to exit approximately 24,000 square feet of the North Bergen, NJ office and recorded a $1.0 million impairment charge related to such action, which was recorded in SG&A on the accompanying Consolidated Statement of Income (see Note 11 — Fair Value Measurements).

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

In thousands	Weighted Average Amortization Period	January 2, 2016	January 3, 2015
Amortized intangible assets:
Gross carrying amount:
Owned trademarks	—	$467	$467
Customer relationships	12 years	7,168	7,422
Merchandising rights	4 years	16,132	12,012
Reacquired rights	3 years	14,371	14,371
Other	4 years	2,322	2,322

Subtotal		40,460	36,594

Accumulated amortization:
Owned trademarks		(467)	(467)
Customer relationships		(5,297)	(4,769)
Merchandising rights		(6,629)	(4,108)
Reacquired rights		(14,371)	(9,604)
Other		(2,308)	(2,219)

Subtotal		(29,072)	(21,167)

Net:
Owned trademarks		—	—
Customer relationships		1,871	2,653
Merchandising rights		9,503	7,904
Reacquired rights		—	4,767
Other		14	103

Total amortized intangible assets, net		11,388	15,427

Unamortized intangible assets:
Owned trademarks		74,900	74,900

Total intangible assets		$86,288	$90,327

Goodwill(a)		$48,730	$64,798

(a)
The decrease in the balance primarily reflected the reclassification of $16.0 million of goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan to Investment in unconsolidated subsidiaries in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 1 — Basis of Presentation and Significant Accounting Policies and Note 2 — Acquisition).

Amortization expense of intangible assets was $8.0 million, $8.2 million and $5.7 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense of intangible assets for the next five years is as follows:

Fiscal Year	Amortization Expense (In millions)
2016	$3.6
2017	3.5
2018	2.8
2019	1.3
2020	0.2

The changes in carrying amount of goodwill for the years ended January 2, 2016 and January 3, 2015 were as follows:

In thousands	KATE SPADE International	Adelington Design Group	Total
Balance as of December 28, 2013	$47,664	$1,447	$49,111
Acquisition of existing KATE SPADE businesses in Southeast Asia	21,836	—	21,836
Translation adjustment	(6,017)	(132)	(6,149)

Balance as of January 3, 2015	63,483	1,315	64,798
Reclassification of goodwill to investment in unconsolidated subsidiaries(a)	(16,009)	—	(16,009)
Translation adjustment	138	(197)	(59)

Balance as of January 2, 2016	$47,612	$1,118	$48,730

(a)
Represents the reclassification of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan to Investment in unconsolidated subsidiaries in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 1 — Basis of Presentation and Significant Accounting Policies and Note 2 — Acquisition).

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands	January 2, 2016	January 3, 2015
Lease obligations	$28,544	$28,152
Payroll, bonuses and other employment related obligations	28,194	27,446
Advertising	11,841	11,026
Taxes, other than taxes on income	11,084	9,275
Deferred income	10,798	7,742
Streamlining initiatives	10,430	13,633
Employee benefits	7,231	5,354
Insurance related	4,384	6,109
Interest	4,082	355
Accrued disposition costs	—	2,325
Other	35,092	39,509

Total	$151,680	$150,926

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8:  INCOME TAXES

Income (loss) before provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
United States	$43,198	$(6,165)	$(34,370)
International	(16,962)	(1,488)	(2,358)

Total	$26,236	$(7,653)	$(36,728)

The provision (benefit) for income taxes was as follows:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Current:
Federal	$89	$(77,366)	$686
Foreign	3,686	809	(2,326)
State and local	279	(7,472)	742

Total Current(a)	4,054	(84,029)	(898)
Deferred:
Federal	1,544	1,883	(626)
Foreign	(1,641)	(2,722)	(437)
State and local	571	489	(2,602)

Total Deferred	474	(350)	(3,665)

	$4,528	$(84,379)	$(4,563)

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

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Federal tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.1	97.6	7.2
Officer and share-based compensation	(5.8)	226.4	—
Change in valuation allowance	(72.5)	(185.7)	(13.2)
Unrecognized tax benefits	0.1	1,010.9	(1.9)
Rate differential on foreign income	30.4	(46.8)	(15.0)
Gain on disposition of subsidiary	18.0	—	—
Conversion of debt to equity	—	—	(1.5)
Indefinite-lived intangibles	8.3	(31.0)	4.8
Other, net	2.7	(3.9)	(3.0)

	17.3%	1,102.5%	12.4%

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred taxes arising from temporary differences were as follows:

In thousands	January 2, 2016	January 3, 2015
Deferred tax assets:
Inventory valuation	$10,762	$9,212
Nondeductible accruals	9,975	10,363
Share-based compensation	20,824	11,827
Net operating loss carryforward	280,280	300,825
Goodwill	5,682	5,603
Capital loss carryforward	83,099	68,839
Unrealized gains	17,532	8,413
Other	13,114	9,580

Total deferred tax assets	441,268	424,662

Deferred tax liabilities:
Trademarks and other intangibles	(18,395)	(17,622)
Property and equipment	(4,711)	(5,632)
Other	(8,205)	(2,746)

Total deferred tax liabilities	(31,311)	(26,000)

Less: Valuation allowance	(425,761)	(415,173)

Net deferred tax liability	$(15,804)	$(16,511)

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of January 2, 2016, and January 3, 2015, that arose from tax deductions related to share-based compensation that are greater than the compensation expense recognized for financial reporting. The deferred tax adjustment of that difference was $44.3 million and $44.7 million as of January 2, 2016 and January 3, 2015, respectively.

As of January 2, 2016, the Company and its domestic subsidiaries had net operating loss and foreign tax credit carryforwards of $738.7 million (federal tax effected amount of $258.5 million) for federal income tax purposes that may be used to reduce future federal taxable income. As of January 2, 2016, the cumulative amount of tax deductions related to share-based compensation and the corresponding compensation expense adjustment for financial reporting was $113.8 million (federal tax effected amount of $39.8 million). The net operating loss for federal income tax purposes will begin to expire in 2028.

As of January 2, 2016, the Company and certain of its domestic subsidiaries recorded a $64.9 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2016.

As of January 2, 2016, certain of the Company's foreign subsidiaries recorded an $1.1 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that may be used to reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2016.

As of January 2, 2016, the Company had total deferred tax assets related to net operating loss carryforwards of $280.3 million, of which $218.7 million, $60.5 million and $1.1 million were attributable to federal, domestic state and local, and foreign subsidiaries, respectively.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 2, 2016, the Company and its subsidiaries recorded valuation allowances in the amount of $425.8 million against its net operating loss and other deferred tax assets due to of its history of pretax losses and inability to carry back tax losses or credits for refunds. This represents a total increase in the valuation allowance of $10.6 million compared to the balance at January 3, 2015.

The Company has not provided for deferred taxes on the outside basis difference in its investments in foreign subsidiaries that are essentially permanent in duration. As of January 2, 2016, there were no unremitted earnings. It is not practicable to determine the amount of income taxes that would be payable in the event such outside basis differences reverse or unremitted earnings are repatriated.

The Company did not provide deferred taxes on the outside basis difference in its former investment in Lucky Brand. The Company's outside basis difference would result in the recording of a deferred tax asset with an offsetting valuation allowance. Due to the terms of the stock purchase agreement for the purchase of Lucky Brand shares, the buyer caused the Company to treat the transaction as a deemed sale of assets, and as a result, the deferred tax asset would not be recognizable.

Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Balance as of beginning of period	$9,224	$84,108	$85,999
Increases from prior period positions	1,305	32	1,436
Decreases from prior period positions	(823)	—	(4,348)
Increases from current period positions	243	—	2,000
Decreases relating to settlements with taxing authorities	—	—	(153)
Reduction due to the lapse of the applicable statute of limitations	(893)	(74,916)	(826)

Balance as of end of period(a)	$9,056	$9,224	$84,108

(a)
As of January 2, 2016 and January 3, 2015, liabilities associated with the amounts are included within Income taxes payable and Other non-current liabilities on the accompanying Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended January 2, 2016, the Company increased its accruals for interest and penalties by $0.7 million and $0.2 million, respectively. For the year ended January 3, 2015, the Company decreased its accruals for interest and penalties by $10.6 million and $1.6 million, respectively. For the year ended December 28, 2013, the Company increased its accruals for interest and penalties by $2.5 million and $0.1 million, respectively. At January 2, 2016 and at January 3, 2015, the accrual for interest was $2.5 million and $1.8 million, respectively and the accrual for penalties was $1.3 million and $1.1 million, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.1 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between $0.7 million and $3.5 million within the next 12 months due to either settlement or the expiration of the statute of limitations.

The Company files tax returns in the US Federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which the Company has unrecognized tax benefits, is audited and finally resolved. While it is difficult to predict the final outcome or the timing of

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resolution of any particular uncertain tax position, the Company believes that the unrecognized tax benefits reflect the most likely outcome. These unrecognized tax benefits, as well as the related interest, are adjusted in light of changing facts and circumstances. Favorable resolution would be recognized as a reduction to the effective tax rate in the period of resolution.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom and Canada. The Company is generally no longer subject to US Federal examination by the Internal Revenue Service ("IRS") for the years before 2010 and, with few exceptions, this applies to tax examinations by state authorities for the years before 2010. The Company filed amended US Federal tax returns for 2005, 2006 and 2007 to convert expiring foreign tax credits into foreign tax deductions. The result of the amended returns increased the Company's US Federal net operating loss carryforwards by $47.0 million. As a result, the IRS has the ability to reopen its past examinations of those years. In addition, the IRS and other taxing authorities can also subject the Company's net operating loss carryforwards to further review when such net operation loss carryforwards are utilized.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various non-cancelable operating lease agreements, which extend through 2028. Rental expense for 2015, 2014 and 2013 was $89.9 million, $87.0 million and $54.3 million, respectively, including certain costs such as real estate taxes and common area maintenance.

At January 2, 2016, minimum aggregate rental commitments under non-cancelable operating and capital leases were as follows:

Fiscal Year	2016	2017	2018	2019	2020	Thereafter	Total
In millions
Operating leases	$61.7	$61.6	$59.2	$54.6	$53.9	$172.9	$463.9
Capital leases	2.1	2.1	2.2	2.3	2.3	10.8	21.8

Certain rental commitments have renewal options extending through the fiscal year 2028. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating $23.1 million.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 136 such leases. As of January 2, 2016, the future aggregate payments under these leases amounted to $92.1 million and extended to various dates through 2025.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Buying/Sourcing

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited ("Li & Fung") acts as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. On March 24, 2015, the Company modified this arrangement in order to, among other things, transition the buying/sourcing activities for the Company's accessories products to an in-house model, beginning with the Spring 2016 collection. The Company pays Li & Fung an agency commission based on the cost of product purchases through Li & Fung. The Company is obligated to use Li & Fung as the primary buying/sourcing agent for ready-to-wear apparel products and the Company may use Li & Fung as a buying/sourcing agent with respect to accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. The Company's agreement with Li & Fung is not exclusive.

Other

No single customer accounted for 10.0% of net sales in 2015. As of January 2, 2016, three customers accounted for greater than 10.0% of total accounts receivable, with an aggregate total of 34.2%.

At January 2, 2016, the Company had short-term commitments for the purchase of raw materials and for the production of finished goods totaling $107.5 million.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company's financial position, results of operations, liquidity or cash flows.

NOTE 10:  DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	January 2, 2016	January 3, 2015
Term Loan credit facility, due April 2021(a)	$393,431	$396,158
ABL Facility	—	6,000
Capital lease obligations	8,126	8,585

Total debt	401,557	410,743
Less: Short-term borrowings(b)	4,514	10,459

Long-term debt	$397,043	$400,284

(a)
The balance as of January 2, 2016 and January 3, 2015 included an unamortized debt discount of $1.6 million and $1.8 million, respectively.

(b)
At January 2, 2016, the balance consisted of $4.0 million of Term Loan amortization payments and obligations under capital leases. At January 3, 2015, the balance consisted of $4.0 million of Term Loan amortization payments, outstanding borrowings under the Company's amended and restated revolving credit facility (as amended to date, the "ABL Facility") and obligations under capital leases.

Senior Notes

On April 14, 2014, the Company redeemed $37.2 million aggregate principal amount of its former 10.5% Senior Secured Notes due April 2019 (the "Senior Notes") at a price equal to 103.0% of their aggregate principal amount, plus accrued interest using cash on hand. On May 12, 2014, the Company redeemed the

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining $334.8 million aggregate principal amount of the Senior Notes at a price equal to 105.25% of their aggregate principal amount, plus accrued interest, with the proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million (collectively, the "Term Loan"). The Company recognized a $16.9 million loss on extinguishment of debt related to these transactions in the second quarter of 2014.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funds available under the ABL Facility may be used for working capital and for general corporate purposes. The Company currently believes that the financial institutions under the ABL Facility are able to fulfill their commitments, although such ability to fulfill commitments will depend on the financial condition of the Company's lenders at the time of borrowing.

As of January 2, 2016, availability under the Company's ABL Facility was as follows:

In thousands	Total Facility(a)	Borrowing Base(a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity(b)
ABL Facility(a)	$200,000	$290,969	$—	$10,512	$189,488	$169,488

(a)
Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company's eligible cash, accounts receivable and inventory.

(b)
Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company's capital lease obligations of $8.1 and $8.6 million as of January 2, 2016 and January 3, 2015, respectively, included $0.5 million within Short-term borrowings on the accompanying Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	January 2, 2016	January 3, 2015
Financial Assets:
Derivatives	$1,017	$3,193
Financial Liabilities:
Derivatives	$(354)	$—

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of January 2, 2016				Total Losses — Year Ended January 2, 2016
In thousands		Level 1	Level 2	Level 3
Property and equipment	$2,292	$—	$—	$2,292	$8,596

As a result of a decline in the respective future anticipated cash flows of certain kate spade new york retail locations, as well as the Company's decisions to: (i) no longer directly operate its Company-owned stores in Brazil; (ii) close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores; and (iii) consolidate office space at the Company's North Bergen, NJ office (see Note 13 — Streamlining Initiatives), the Company determined that a portion of the carrying values of such assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Income.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2014, based on such fair value hierarchy:

		Fair Value Measured and Recorded at Reporting Date Using:
	Net Carrying Value as of January 3, 2015				Total Losses — Year Ended January 3, 2015
In thousands		Level 1	Level 2	Level 3
Property and equipment	$4,127	$—	$—	$4,127	$10,358
Intangibles, net	—	—	—	—	1,533

As a result of the Company's decision to close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores in the first half of 2015 (see Note 3 — Discontinued Operations and Disposals and Note 13 — Streamlining Initiatives), as well as a result of a decline in the respective future anticipated cash flows of certain retail locations of kate spade new york, KATE SPADE SATURDAY AND JACK SPADE, the Company determined that a portion of the carrying values of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Income.

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

The Company performed impairment analyses on certain property and equipment as a result of a decline in the respective future anticipated cash flows of certain retail locations of JACK SPADE and the decision to revise the Company's plan to outsource its distribution function (see Note 13 — Streamlining Initiatives). The Company determined that a portion of the carrying values of the assets exceeded their fair

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Income.

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

Subsequent to the sale of its former global Mexx business, the Company retained a noncontrolling ownership interest in such business and accounted for its investment at cost (see Note 17 — Additional Financial Information). In the second quarter of 2013, the Company performed an impairment test based on market multiples of comparable transactions and determined that the carrying value of the investment exceeded its fair value, resulting in an impairment charge, which was recorded in Impairment of cost investment on the accompanying Consolidated Statement of Income.

The fair values of the Company's Level 3 Property and equipment and Intangible assets are based on either a market approach or an income approach using the Company's forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company's debt instruments are detailed as follows:

	January 2, 2016		January 3, 2015
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value
Term Loan credit facility, due April 2021(a)	$381,333	$393,431	$384,786	$396,158
Revolving credit facility(b)	—	—	6,000	6,000

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

NOTE 12:  DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for purposes of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by its business in Japan. As of January 2, 2016, the Company had forward contracts maturing through June 2016 to sell 689.5 million yen for $5.9 million. The Company also had option contracts maturing through December 2016 to sell 2.4 billion yen for $20.7 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of January 2, 2016, the Company had forward contracts to sell 5.1 billion yen for $42.2 million maturing through March 2016. Transaction gains (losses) for the year ended January 2, 2016 were not significant. Transaction gains of $4.5 million and $8.5 million related to these derivative instruments for the January 3, 2015 and December 28, 2013, respectively, were reflected within Other expense, net on the accompanying Consolidated Statements of Income.

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
January 2, 2016	Other current assets	$26,612	$1,017	Accrued expenses	$—	$—
January 3, 2015	Other current assets	39,100	3,066	Accrued expenses	—	—

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives not designated as hedging instruments:

	Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
In thousands
January 2, 2016	Other current assets	$—	$—	Accrued expenses	$42,156	$354
January 3, 2015	Other current assets	33,350	127	Accrued expenses	—	—

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Operations on Derivative (Ineffective Portion)
Fiscal year ended January 2, 2016	$(1,409)	Cost of goods sold	$1,848	$—
Fiscal year ended January 3, 2015	2,854	Cost of goods sold	1,161	—
Fiscal year ended December 28, 2013	2,911	Cost of goods sold	1,326	—

NOTE 13:  STREAMLINING INITIATIVES

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

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company discontinued KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, KATE SPADE SATURDAY's Company-owned and three partnered store locations were substantially closed by the end of the second quarter of 2015. The Company also completed the closure of JACK SPADE's Company-owned stores. These actions resulted in restructuring charges related to contract assignment and termination costs, severance and non-cash asset impairment charges and were substantially completed in the second quarter of 2015.

2014 Actions

Based on a probability weighted approach, the Company recorded non-cash asset impairment charges in 2014 related to the then-likely closure of the KATE SPADE SATURDAY operations and JACK SPADE Company-owned stores, as discussed above.

In connection with the sale of the Juicy Couture IP and former Lucky Brand business, the Board of Directors of the Company approved various changes to its senior management, which resulted in charges related to severance in the first quarter of 2014. As discussed in Note 14 — Share-Based Compensation, the Company's Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers. In addition, as a result of the closure of the Company's former New York office as well as reduction of office space in the Company's office in North

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bergen, NJ, the Company recorded charges related to asset impairment, contract terminations and other charges in 2014 and 2015.

The Company expects to pay approximately $7.7 million of accrued streamlining costs during 2016. The Company does not expect any significant restructuring charges in 2016. In addition, the Company expects to pay $2.7 million of accrued streamlining costs related to discontinued operations in 2016. A summary rollforward and components of the Company's streamlining initiatives were as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Asset Write-Downs	Other Costs	Total
Balance at December 29, 2012	$4,559	$4,243	$—	$15,764	$24,566
2013 provision(a)	5,657	6	1,744	3,194	10,601
2013 asset write-downs	—	—	(1,744)	—	(1,744)
Translation difference	(7)	12	—	18	23
2013 spending(a)	(7,173)	(2,110)	—	(7,269)	(16,552)

Balance at December 28, 2013	3,036	2,151	—	11,707	16,894
2014 provision(a)	33,729	1,540	6,367	316	41,952
2014 asset write-downs	—	—	(6,367)	—	(6,367)
Translation difference	—	—	—	(3)	(3)
2014 spending(a)	(34,685)	(2,704)	—	(5,190)	(42,579)

Balance at January 3, 2015	2,080	987	—	6,830	9,897
2015 provision(a)	12,480	11,271	8,333	3,311	35,395
2015 asset write-downs	—	—	(8,333)	—	(8,333)
Translation difference	(1)	—	—	29	28
2015 spending(a)	(12,221)	(7,465)	—	(6,792)	(26,478)

Balance at January 2, 2016(b)	$2,338	$4,793	$—	$3,378	$10,509

(a)
Payroll and related costs provision and spending include $0.3 million, $17.3 million and $2.8 million in 2015, 2014 and 2013, respectively, of non-cash share-based compensation expense.

(b)
The balance in other costs at January 2, 2016 includes $2.2 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

Expenses associated with the Company's streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Income and impacted reportable segments and Corporate as follows:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
KATE SPADE North America	$19,056	$7,319	$791
KATE SPADE International	8,916	1,567	—
Adelington Design Group	1,832	982	272
Other(a)	5,591	32,084	9,538

Total	$35,395	$41,952	$10,601

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

Compensation expense for stock options and restricted stock awards is measured at fair value on the date of grant based on the number of shares granted. Beginning in 2015, the fair value of stock options is estimated based on the Trinomial lattice pricing model; the fair value of restricted shares is based on the quoted market price on the date of the grant. Stock option expense is recognized using the straight-line attribution basis over the entire vesting period of the award. Restricted share, restricted share unit and performance share expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. Expense is recognized net of estimated forfeitures.

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

During 2014, the Company's Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company's share-based payment awards totaled $25.6 million, $37.3 million and $7.3 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively. Compensation expense included $0.3 million, $17.3 million and $2.8 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively, that was classified as restructuring.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Awards granted under plans no longer in use by the Company, including the 2005, 2002, 2000 and 1992 Plans, remain in effect in accordance with their terms. The 2011 Plan provides for the issuance of up to 3.0 million shares of common stock, of which no more than 1.5 million shares may be awarded pursuant to grants of restricted stock, restricted stock units, unrestricted stock and performance shares. The 2011 Plan expires in 2021. The 2013 Plan provides for the issuance of up to 9.5 million shares of common stock. The 2013 Plan expires in 2023. As of January 2, 2016, 7.6 million shares were available for future grant under the 2011 and 2013 Plans.

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

Beginning in 2015, the Company utilizes the Trinomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

	Fiscal Year Ended
Valuation Assumptions:	January 2, 2016	December 28, 2013
Weighted-average fair value of options granted	$15.92	$10.32
Expected volatility	76.5%	59.5%
Weighted-average volatility	58.7%	59.5%
Expected term (in years)	4.2	4.9
Dividend yield	—	—
Risk-free rate	1.9%	0.1% to 3.9%
Expected annual forfeiture	15.3%	12.4%

Expected volatilities are based on a term structure of implied volatility, which assumes changes in volatility over the life of an option.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted-average expected term based on the estimated behavior of distinct groups of employees who received options in 2015 and 2013. The range of risk-free rates is based on a forward curve of interest rates at the time of option grant.

A summary of award activity under the Company's stock option plans as of January 2, 2016 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding January 3, 2015	1,030,969	$11.25	3.9	$21,613
Granted	174,458	34.29
Exercised	(244,780)	10.07		5,869
Cancelled/expired	(54,764)	22.08

Outstanding at January 2, 2016	905,883	15.35	3.4	$5,686

Vested or expected to vest at January 2, 2016	873,924	14.68	3.4	$5,686
Exercisable at January 2, 2016	573,593	8.12	2.4	$5,686

The intrinsic value per option exercised was $23.98, $24.62 and $16.46 for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

As of January 2, 2016, there were approximately 0.3 million nonvested stock options with a weighted average exercise price of $13.20 and there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans. That expense is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 was $2.3 million, $3.2 million and $4.9 million, respectively.

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

In 2015, the Company granted 105,245 market share units ("MSUs") to a group of key executives with an aggregate grant date fair value of $4.6 million and which vest 50% on each of the second and third anniversaries of the grant date as part of an annual long-term incentive plan ("LTIP"). The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company's stock price over the vesting periods.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2014, the Company granted 1,291,487 MSUs to a group of key executives with an aggregate grant date fair value of $64.9 million as staking grants ("Staking Grants") and as part of an annual LTIP. The Staking Grants have a grant date fair value of $54.8 million and vest 50% on the third anniversary of grant and 50% on the fifth anniversary of grant. The MSUs included in the LTIP represent a portion of the awards granted under that plan, have a grant date fair value of $10.1 million and vest 50% on each of the second and third anniversaries of the grant date. The MSUs issued as Staking Grants and as part of the LTIP have a minimum earnout of 30% of target. The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company's stock price over the vesting periods.

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the years ended January 2, 2016 and January 3, 2015, the following assumptions were used in determining fair value:

	Fiscal Years Ended
Valuation Assumptions:	January 2, 2016	January 3, 2015
Weighted-average fair value	$43.35	$50.24
Expected volatility	43.2%	52.3%
Dividend yield	—	—
Risk-free rate	1.1% to 1.7%	1.68%
Weighted-average expected annual forfeiture	5.0%	4.8%

In 2015, the other portion of the LTIP consists of an award of 243,419 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company's Total Shareholder Return ("TSR") relative to the TSR of the S&P Mid-Cap 400 Index as well as an earnings-based performance condition. The performance shares have a grant date fair value of $9.1 million that was calculated using a Monte Carlo simulation model.

In 2014, the other portion of the LTIP consists of an award of 202,541 performance shares that vests on the third anniversary of the grant date. The performance shares have a grant date fair value of $8.9 million that was calculated using a Monte Carlo simulation model.

For the years ended January 2, 2016 and January 3, 2015, the following assumptions were used in determining fair value:

	Fiscal Years Ended
Valuation Assumptions:	January 2, 2016	January 3, 2015
Weighted-average fair value	$37.47	$43.93
Expected volatility	41.6%	44.2%
Dividend yield	—	—
Risk-free rate	1.0%	0.7%
Weighted-average expected annual forfeiture	4.1%	4.0%

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of award activity under the Company's restricted stock plans as of January 2, 2016 and changes therein during the fiscal year then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 3, 2015	1,719,574	$45.39
Granted	570,484	36.87
Vested	(112,720)	20.07
Cancelled	(253,088)	45.67

Nonvested stock at January 2, 2016	1,924,250	$44.31

Expected to vest as of January 2, 2016(a)	1,751,883	$44.52

(a)
Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company's stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company's TSR relative to the TSR of the S&P Mid-Cap 400 Index.

The weighted average grant date fair value of restricted shares granted in the years ended January 2, 2016, January 3, 2015 and December 28, 2013 was $36.87, $48.05 and $21.79, respectively.

As of January 2, 2016, there was $37.9 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the years ended January 2, 2016, January 3, 2015 and December 28, 2013 was $2.3 million, $6.9 million and $1.6 million, respectively.

NOTE 15:  PROFIT-SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan for its eligible employees. This plan allows deferred arrangements under section 401(k) of the Internal Revenue Code and provides for employer-matching contributions. The plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2015, 2014 or 2013.

The Company's aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Operations, was $1.9 million, $1.4 million and $1.3 million for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16:  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share.

	Fiscal Years Ended
In thousands, except per share data	January 2, 2016	January 3, 2015	December 28, 2013
Income (loss) from continuing operations	$21,708	$76,726	$(32,165)
(Loss) income from discontinued operations, net of income taxes	(4,621)	82,434	105,160

Net income	$17,087	$159,160	$72,995

Basic weighted average shares outstanding	127,634	126,264	121,057
Stock options and nonvested shares(a)(b)	588	755	—
Convertible Notes(c)	—	—	—

Diluted weighted average shares outstanding	128,222	127,019	121,057

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.17	$0.61	$(0.27)
(Loss) income from discontinued operations	(0.04)	0.65	0.87

Net income	$0.13	$1.26	$0.60

Diluted
Income (loss) from continuing operations	$0.17	$0.60	$(0.27)
(Loss) income from discontinued operations	(0.04)	0.65	0.87

Net income	$0.13	$1.25	$0.60

(a)
Because the Company incurred a loss from continuing operations for the year ended December 28, 2013, outstanding stock options and nonvested shares are antidilutive. Accordingly, for the year ended December 28, 2013, approximately 5.2 million outstanding stock options and approximately 0.5 million outstanding nonvested shares were excluded from the computation of diluted loss per share.

(b)
Excludes approximately 0.5 million nonvested shares for the year ended December 28, 2013, for which the performance criteria were not achieved.

(c)
Because the Company incurred a loss from continuing operations for the year ended December 28, 2013, approximately 1.5 million potentially dilutive shares issuable upon conversion of the Convertible Notes were considered antidilutive for such period and were excluded from the computation of diluted loss per share.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the $20.0 million advance was refunded to JCPenney on February 8, 2013, pursuant to the terms of the agreement.

Following the sale of the Liz Claiborne brand name, the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; (ii) a royalty-free license through December 2016 for the LIZ CLAIBORNE NEW YORK brand, which is sold exclusively at QVC through the amended license agreement between the Company and QVC; and (iii) a royalty-free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR-branded products to the club store channel.

Other Expense, Net

Other expense, net primarily consisted of (i) equity in losses of the Company's equity investees of $6.7 million, $2.6 million and $1.2 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively; and (ii) foreign currency transaction losses of $4.3 million, $1.6 million and $1.1 million for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

Consolidated Statements of Cash Flows Supplementary Disclosures

During the years ended January 2, 2016, January 3, 2015 and December 28, 2013, net income tax (payments) refunds were $(3.1) million, $1.0 million and $2.4 million, respectively. During the years ended January 2, 2016, January 3, 2015 and December 28, 2013, the Company made interest payments of $13.3 million, $34.1 million and $43.6 million, respectively. The Company received interest payments of $4.0 million for the year ended January 3, 2015. As of January 2, 2016, January 3, 2015 and December 28, 2013, the Company accrued capital expenditures totaling $8.1 million, $9.8 million and $13.3 million, respectively.

On February 3, 2014, the Company received a three-year $85.0 million note issued by Lucky Brand LLC (see Note 1 — Basis of Presentation and Significant Accounting Policies), which was reflected in Note Receivable on the accompanying Consolidated Balance Sheet.

During 2014, the Company made business acquisition payments of $32.3 million related to the reacquisition of the KATE SPADE businesses in Southeast Asia (see Note 2 — Acquisition).

During 2013, the Company received net proceeds of $4.0 million from the sale of its noncontrolling interest in Mexx Lifestyle B.V., which is reflected as Net proceeds from disposition on the accompanying Consolidated Statement of Cash Flows.

During 2013, holders of $19.9 million aggregate principal amount of the Convertible Notes converted all of such outstanding Convertible Notes into 5,634,179 shares of the Company's common stock.

NOTE 18:  SEGMENT REPORTING

The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. The Company's Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company's activities for which separate financial information is available and which is utilized on a regular basis by the Company's CODM to evaluate performance and allocate resources. In identifying the Company's reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

  •
  KATE SPADE North America segment — consists of the Company's kate spade new york and JACK SPADE brands in North America.

  •
  KATE SPADE International segment — consists of the Company's kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

  •
  Adelington Design Group segment — consists of: (i) exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands and (ii) the licensed LIZWEAR and LIZ CLAIBORNE NEW YORK brands.

The Company's Chief Executive Officer has been identified as the CODM. The Company's measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with the Company's former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. The Company does not allocate amounts reported below Operating income to its reportable segments, other than adjusted equity income (loss) in equity method investees. The Company's definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The accounting policies of the Company's reportable segments are the same as those described in Note 1 — Basis of Presentation and Significant Accounting Policies. Sales are reported based on a destination basis. The Company, as licensor, also licenses to third parties the right to produce and market

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products bearing certain Company-owned trademarks; the resulting royalty income is included within the results of the associated segment.

Dollars in thousands	Net Sales	% to Total	Depreciation and Amortization Expense(a)	Adjuste EBITDA(b)	% of Sales	Segment Assets	Expenditures for Long- Lived Assets
Fiscal Year Ended
January 2, 2016
KATE SPADE North America	$1,031,123	83.0%	$29,588	$177,593	17.2%	$504,571	$49,827
KATE SPADE International	188,151	15.1%	12,164	17,697	9.4%	180,259	19,909
Adelington Design Group	23,446	1.9%	206	4,523	19.3%	13,852	471
Corporate and Other	—	—	7,979	—	—	281,679	—

Totals	$1,242,720	100.0%	$49,937				$70,207

Fiscal Year Ended
January 3, 2015
KATE SPADE North America	$891,766	78.3%	$31,905	$143,009	16.0%	$467,383	$76,707
KATE SPADE International	213,582	18.8%	13,904	810	0.4%	198,677	55,038
Adelington Design Group	33,255	2.9%	887	4,092	12.3%	18,671	476
Corporate and Other	—	—	7,742	(940)	—	241,607	—

Totals	$1,138,603	100.0%	$54,438				$132,221

Fiscal Year Ended
December 28, 2013
KATE SPADE North America	$597,748	74.4%	$23,961	$70,250	11.8%		$58,089
KATE SPADE International	145,404	18.1	8,476	(815)	(0.6)%		9,139
Adelington Design Group	60,219	7.5	625	12,008	19.9%		363
Corporate and Other	—	—	5,718	(4,334)	—		—

Totals	$803,371	100.0%	$38,780				$67,591

(a)
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, $3.6 million, $5.2 million and $3.6 million, respectively, of Corporate depreciation and amortization was recorded within Interest expense, net on the accompanying Consolidated Statements of Income.

(b)
Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation to Income (loss) from continuing operations:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$177,593	$143,009	$70,250
KATE SPADE International(a)	17,697	810	(815)
Adelington Design Group	4,523	4,092	12,008
Other(b)	—	(940)	(4,334)

Total Reportable Segments Adjusted EBITDA	199,813	146,971	77,109
Depreciation and amortization, net(c)	(46,311)	(48,441)	(35,088)
Charges due to streamlining initiatives(d), brand-exiting activities, acquisition related costs, impairment of intangible assets and loss on asset disposals and impairments, net	(40,399)	(30,371)	(15,716)
Joint venture contract termination fee	(26,000)	—	—
Share-based compensation(e)	(25,577)	(37,270)	(7,269)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA(f)	4,872	2,583	1,179

Operating Income	66,398	33,472	20,215
Other expense, net(a)	(11,137)	(4,033)	(2,062)
Loss on settlement of note receivable	(9,873)	—	—
Impairment of cost investment	—	—	(6,109)
Loss on extinguishment of debt	—	(16,914)	(1,707)
Interest expense, net	(19,152)	(20,178)	(47,065)
Provision (benefit) for income taxes	4,528	(84,379)	(4,563)

Income (Loss) from Continuing Operations	$21,708	$76,726	$(32,165)

(a)
Amounts include equity in the adjusted losses of equity method investees of $4.9 million, $2.6 million and $1.2 million in 2015, 2014 and 2013, respectively.

(b)
Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)
Excludes amortization included in Interest expense, net.

(d)
See Note 13 — Streamlining Initiatives for a discussion of streamlining charges.

(e)
Includes share-based compensation expense of $0.3 million, $17.3 million and $2.8 million in 2015, 2014 and 2013, respectively, that was classified as restructuring.

(f)
Excludes joint venture restructuring expense included in equity losses of $1.8 million in 2015.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOGRAPHIC / CATEGORY DATA

Dollars in thousands	Net Sales	% to Total	Long-Lived Assets
Fiscal Year Ended January 2, 2016
Domestic	$1,012,657	81.5%	$233,185
International	230,063	18.5%	75,796

Total	$1,242,720	100.0%

Fiscal Year Ended January 3, 2015
Domestic	$899,475	79.0%	$254,597
International	239,128	21.0%	74,600

Total	$1,138,603	100.0%

Fiscal Year Ended December 28, 2013
Domestic	$648,406	80.7%
International	154,965	19.3%

Total	$803,371	100.0%

The Company's net sales by major product category are as follows:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Women's accessories(a)	$886,630	$790,544	$507,999
Apparel, jewelry and other	356,090	348,059	295,372

Total	$1,242,720	$1,138,603	$803,371

(a)
Includes handbags, small leather goods and accessories.

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the effects of foreign currency translation and gains on cash flow hedging derivatives, as detailed below:

In thousands	January 2, 2016	January 3, 2015
Cumulative translation adjustment, net of income taxes of $0	$(30,054)	$(32,096)
Gains on cash flow hedging derivatives, net of income taxes of $8 and $1,168, respectively	13	2,110

Accumulated other comprehensive loss, net of income taxes	$(30,041)	$(29,986)

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the change in each component of Accumulated other comprehensive loss, net of income taxes:

In thousands	Cumulative Translation Adjustment	Unrealized Gains on Cash Flow Hedging Derivatives
Balance as of December 28, 2013	$(21,862)	$983
Other comprehensive (loss) income before reclassification	(10,234)	1,847
Amounts reclassified from accumulated other comprehensive loss	—	(720)

Balance as of January 3, 2015	(32,096)	2,110
Other comprehensive loss before reclassification	(1,966)	(907)
Amounts reclassified from accumulated other comprehensive loss	4,008	(1,190)

Balance as of January 2, 2016	$(30,054)	$13

NOTE 20:  RELATED PARTY TRANSACTIONS

Equity Method Investments

In June 2011, the Company established KSC with E-Land. The joint venture was a Hong Kong limited liability company and its purpose was to market and distribute small leather goods and other fashion products and accessories in China under the kate spade brand. The Company accounted for its then-40.0% interest in KSC under the equity method of accounting until the Company's purchase of the remaining 60% interest in KSC and sale of a 50% interest in KSC to Walton Brown in the first quarter of 2015. The Company made capital contributions to KSC of $2.4 million and $5.5 million in 2014 and 2013, respectively.

In the first quarter of 2015, the Company and Walton Brown formed two joint ventures focused on growing the Company's business in China (see Note 1 — Basis of Presentation and Significant Accounting Policies). Following the formation of the joint ventures, both Kate Spade Hong Kong, Limited, a wholly-owned subsidiary of the Company, and Walton Brown each own 50.0% of the shares of KSC and KS HMT. The Company accounts for its investments in the joint ventures under the equity method of accounting. During the third quarter of 2015, the Company and Walton Brown each loaned $5.0 million to KSC. As of January 2, 2016 and January 3, 2015, the Company recorded $28.1 million and $9.2 million, respectively, related to its Investments in and advances to unconsolidated subsidiaries, which was included in Other assets on the accompanying Consolidated Balance Sheets.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized balance sheet data of the Company's equity method investees includes KSC for both periods presented and KS HMT only as of January 2, 2016, since the KS HMT joint venture was formed in the first quarter of 2015.

In thousands	January 2, 2016	January 3, 2015
Current assets	$35,465	$13,462
Other assets	34,282	8,072

Total assets	$69,747	$21,534

Current liabilities	$26,409	$5,511
Other liabilities	11,473	—
Partners' equity	31,865	16,023

Total liabilities and partners' equity	$69,747	$21,534

The summarized statement of operations data of the Company's equity method investees includes KSC for all periods presented and KS HMT from the date of the formation of the joint venture in the first quarter of 2015.

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015	December 28, 2013
Net Sales	$51,631	$16,036	$9,627
Gross Profit	31,533	10,772	6,597
Net Loss	(13,307)	(6,713)	(3,527)

Other

Kenneth P. Kopelman (a Director of the Company) is a partner in the law firm Kramer, Levin, Naftalis & Frankel LLP, which provided legal services to the Company in 2014 and 2013. The fees for such services were not significant in such periods.

NOTE 21:  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, new accounting guidance was issued on lease transactions. The guidance was issued to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and disclosing key information about leasing arrangements. This guidance is effective for interim and annual periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

In November 2015, new accounting guidance on the balance sheet classification of deferred taxes was issued, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The guidance will require companies to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company will reclassify such balances as required upon adoption.

In July 2015, new accounting guidance on accounting for inventory was issued, which requires entities to measure inventory at the lower of cost and net realizable value. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2015, new accounting guidance was issued which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In addition, in August 2015, new accounting guidance was issued to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for interim and annual periods beginning on or after December 15, 2015. As of January 2, 2016 the carrying value of the debt issuance costs related to the Term Loan included in Other assets was $3.9 million. On January 3, 2016, the first day of the Company's 2016 fiscal year, the Company adopted the guidance and reclassified the carrying value of its debt issuance costs related to the Term Loan from an asset to a direct reduction of the liability.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22:  UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2015 and 2014 is set forth in the table below.

	March		June			September		December
In thousands, except per share data	2015	2014	2015		2014	2015	2014	2015		2014
Net sales	$255,316	$223,614	$281,118		$265,998	$277,328	$250,417	$428,958		$398,574
Gross profit	154,727	136,823	171,478		155,910	169,814	157,314	258,088		230,224
(Loss) income from continuing operations	(53,559) (b)	(38,408) (c)	9,249	(d)	(13,983) (e)	4,510 (f)	2,623 (g)	61,508	(h)	126,494	(i)
(Loss) income from discontinued operations, net of income taxes	(1,662)	84,578	(708)		9,579	(2,207)	(11,753)	(44)		30

Net (loss) income	$(55,221)	$46,170	$8,541		$(4,404)	$2,303	$(9,130)	$61,464		$126,524

Basic earnings per share:
(Loss) income from continuing operations	$(0.42)	$(0.31)	$0.07		$(0.11)	$0.04	$0.02	$0.48		$0.99
(Loss) income from discontinued operations	(0.01)	0.68	—		0.08	(0.02)	(0.09)	—		—

Net (loss) income	$(0.43)	$0.37	$0.07		$(0.03)	$0.02	$(0.07)	$0.48		$0.99

Diluted earnings per share:(a)
(Loss) income from continuing operations	$(0.42)	$(0.31)	$0.07		$(0.11)	$0.04	$0.02	$0.48		$0.99
(Loss) income from discontinued operations	(0.01)	0.68	—		0.08	(0.02)	(0.09)	—		—

Net (loss) income	$(0.43)	$0.37	$0.07		$(0.03)	$0.02	$(0.07)	$0.48		$0.99

Basic weighted average shares outstanding	127,489	124,403	127,663		126,664	127,682	126,971	127,703		127,160
Diluted weighted average shares outstanding(a)	127,489	124,403	128,431		126,664	128,118	127,610	128,267		127,741

(a)
Because the Company incurred a loss from continuing operations in the first quarter of 2015 and first two quarters of 2014, outstanding stock options and nonvested shares are antidilutive for such periods. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

(b)
Included a pretax charge of $26.0 million to terminate contracts with the Company's former joint venture partner in China and pretax expenses related to streamlining initiatives of $18.9 million.

(c)
Included pretax expenses related to streamlining initiatives of $28.9 million.

(d)
Included pretax expenses related to streamlining initiatives of $7.1 million.

(e)
Included pretax expenses related to streamlining initiatives of $4.9 million.

(f)
Included pretax expenses related to streamlining initiatives of $7.0 million.

(g)
Included a pretax credit related to streamlining initiatives of $1.1 million

(h)
Included pretax expenses related to streamlining initiatives of $2.4 million.

(i)
Included pretax expenses related to streamlining initiatives of $7.1 million.

Kate Spade & Company

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
In thousands	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
YEAR ENDED JANUARY 2, 2016
Accounts receivable — allowance for doubtful accounts	$1,716	$—	$—	$979	(a)	$737
Allowance for returns	7,679	101,762	—	101,492		7,949
Allowance for discounts	74	144	—	202		16
Deferred tax valuation allowance	415,173	10,588	—	—		425,761
YEAR ENDED JANUARY 3, 2015
Accounts receivable — allowance for doubtful accounts	$1,800	$1,189	$—	$1,273	(a)	$1,716
Allowance for returns	7,230	80,453	—	80,004		7,679
Allowance for discounts	32	208	—	166		74
Deferred tax valuation allowance	497,485	—	—	82,312		415,173
YEAR ENDED DECEMBER 28, 2013
Accounts receivable — allowance for doubtful accounts	$1,625	$229	$—	$54	(a)	$1,800
Allowance for returns	8,501	85,083	—	86,354		7,230
Allowance for discounts	533	371	—	872		32
Deferred tax valuation allowance	545,565	—	—	48,080		497,485

(a)
Uncollectible accounts written off, less recoveries.