Form 10-Q
period 2016-04-02
Kate Spade & Co
filed 2016-05-04
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 2, 2016

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at April 22, 2016 was 127,979,386 shares.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

April 2, 2016

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

•      risks associated with having a buying/sourcing agreement which results in a single third party foreign buying/sourcing agent for a significant portion of our apparel products;

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

•                  limitations on our ability to utilize all or a portion of our United States deferred tax assets if we experience an “ownership change”; and

•                  the outcome of current and future litigation and other proceedings in which we are involved.

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

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2015 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 2, 2016	January 2, 2016	April 4, 2015
Assets
Current Assets:
Cash and cash equivalents	$260,647	$297,851	$212,649
Accounts receivable - trade, net	68,626	96,850	72,646
Inventories, net	220,666	191,879	182,503
Deferred income taxes	1,985	1,855	916
Other current assets	31,808	32,390	38,770
Total current assets	583,732	620,825	507,484

Property and Equipment, Net	175,290	173,963	168,037
Goodwill	52,315	48,730	49,355
Intangibles, Net	87,285	86,288	87,573
Deferred Income Taxes	743	1,241	53
Other Assets	52,536	44,550	43,947
Total Assets	$951,901	$975,597	$856,449

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$3,638	$3,625	$11,582
Accounts payable	99,817	109,327	96,731
Accrued expenses	117,832	151,680	128,405
Income taxes payable	917	1,655	2,049
Total current liabilities	222,204	266,287	238,767

Long-Term Debt	391,317	393,168	394,704
Other Non-Current Liabilities	51,995	52,021	54,340
Deferred Income Taxes	18,844	18,900	17,627
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares – 50,000,000, issued shares – none	--	--	--
Common stock, $1.00 par value, authorized shares – 250,000,000, issued shares – 176,437,234	176,437	176,437	176,437
Capital in excess of par value	232,587	224,677	205,103
Retained earnings	1,165,559	1,155,838	1,087,055
Accumulated other comprehensive loss	(27,011)	(30,041)	(31,054)
	1,547,572	1,526,911	1,437,541
Common stock in treasury, at cost – 48,457,848, 48,544,175 and 48,792,499 shares	(1,280,031)	(1,281,690)	(1,286,530)
Total stockholders’ equity	267,541	245,221	151,011
Total Liabilities and Stockholders’ Equity	$951,901	$975,597	$856,449

Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Three Months Ended
	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)

Net Sales	$274,422	$255,316

Cost of goods sold	104,941	100,589

Gross Profit	169,481	154,727

Selling, general & administrative expenses	151,768	191,853

Operating Income (Loss)	17,713	(37,126)

Other expense, net	(247)	(1,395)

Loss on settlement of note receivable	--	(9,873)

Interest expense, net	(4,996)	(3,364)

Income (Loss) Before Provision for Income Taxes	12,470	(51,758)

Provision for income taxes	1,554	1,801

Income (Loss) from Continuing Operations	10,916	(53,559)

Discontinued operations, net of income taxes	720	(1,662)

Net Income (Loss)	$11,636	$(55,221)

Earnings (Loss) per Share:
Basic
Income (Loss) from Continuing Operations	$0.09	$(0.42)
Net Income (Loss)	$0.09	$(0.43)

Diluted
Income (Loss) from Continuing Operations	$0.08	$(0.42)
Net Income (Loss)	$0.09	$(0.43)

Weighted Average Shares, Basic	127,931	127,489
Weighted Average Shares, Diluted	128,636	127,489

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)

Net Income (Loss)	$11,636	$(55,221)

Other Comprehensive Income (Loss), Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	3,978	(347)

Change in fair value of cash flow hedges, net of income taxes of $(520) and $(399), respectively	(948)	(721)

Comprehensive Income (Loss)	$14,666	$(56,289)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)
Cash Flows from Operating Activities:
Net income (loss)	$11,636	$(55,221)
Adjustments to arrive at income (loss) from continuing operations	(720)	1,662
Income (loss) from continuing operations	10,916	(53,559)

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	11,539	12,461
Loss on asset disposals and impairments, including streamlining initiatives, net	206	6,949
Share-based compensation	7,910	6,003
Loss on settlement of note receivable	--	9,873
Foreign currency transaction (gains) losses, net	(4,325)	501
Equity losses of equity investees	1,241	738
Other, net	31	(179)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	29,279	16,798
Increase in inventories, net	(26,306)	(32,612)
(Increase) decrease in other current and non-current assets	(448)	3,429
(Decrease) increase in accounts payable	(9,589)	9,132
Decrease in accrued expenses and other non-current liabilities	(34,129)	(16,985)
Net change in income tax assets and liabilities	462	586
Net cash used in operating activities of discontinued operations	(119)	(6,457)
Net cash used in operating activities	(13,332)	(43,322)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	--	816
Purchases of property and equipment	(11,822)	(14,671)
Proceeds from sales of joint venture interests, net	(2,350)	18,966
Investments in and advances to equity investees	(6,500)	--
Payment for joint venture interest	--	(10,000)
Payments for in-store merchandise shops	(660)	(482)
Net proceeds from settlement of note receivable	--	75,128
Purchase of trademarks	(1,200)	--
Other, net	45	(96)
Net cash used in investing activities of discontinued operations	--	(49)
Net cash (used in) provided by investing activities	(22,487)	69,612

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	--	2,000
Repayment of Term Loan	(2,000)	(1,000)
Principal payments under capital lease obligations	(123)	(110)
Proceeds from exercise of stock options	65	2,406
Payment of deferred financing fees	(315)	(443)
Net cash (used in) provided by financing activities	(2,373)	2,853

Effect of Exchange Rate Changes on Cash and Cash Equivalents	988	(538)

Net Change in Cash and Cash Equivalents	(37,204)	28,605
Cash and Cash Equivalents at Beginning of Period	297,851	184,044
Cash and Cash Equivalents at End of Period	$260,647	$212,649

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands, except per share amounts)

(Unaudited)

1.   BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Kate Spade & Company and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K. Information presented as of January 2, 2016 is derived from audited financial statements.

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2016 fiscal year, ending December 31, 2016, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter. The 2015 fiscal year, ending January 2, 2016, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter.

PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated Financial Statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner throughout all periods presented. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2016, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 3, 2016, the first day of the Company’s 2016 fiscal year, the Company retrospectively adopted new accounting guidance on debt issuance costs and reclassified the carrying value of its debt issuance costs related to term loans issued under its term loan credit agreement, which mature in April 2021 (collectively, the “Term Loan”) from an asset to a direct reduction of the liability. Accordingly, prior periods have been conformed to the current period’s presentation. As of April 2, 2016, January 2, 2016 and April 4, 2015, the aggregate carrying value of the debt issuance costs related to the Term Loan was $4.5 million, $4.8 million and $5.4 million, respectively.

2.   DISCONTINUED OPERATIONS AND DISPOSALS

The Company completed the sale of Lucky Brand in February of 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax income (charges) of $1.2 million and $(0.7) million during the three months ended April 2, 2016 and April 4, 2015, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Three Months Ended
In thousands	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)

Net sales	$--	$208

Loss before provision for income taxes	$(498)	$(866)
Provision for income taxes	--	54
Loss from discontinued operations, net of income taxes	$(498)	$(920)

Gain (loss) on disposal of discontinued operations, net of income taxes	$1,218	$(742)

Other

On March 4, 2015, the Company and Lucky Brand Dungarees, LLC (“Lucky Brand LLC”) entered into a transfer and settlement agreement (the “Lucky Brand Note Agreement”) to settle the three-year $85.0 million note issued as part of the consideration for the sale of the Lucky Brand business (the “Lucky Brand Note”) in full, prior to its maturity. Pursuant to the terms of the Lucky Brand Note Agreement, Lucky Brand LLC paid the Company $81.0 million to settle the principal balance of the Lucky Brand Note and related unpaid interest. Giving effect to the Lucky Brand Note Agreement, since the date of issuance, the Company collected aggregate principal and interest under the Lucky Brand Note of $89.0 million. The transactions contemplated by the Lucky Brand Note Agreement closed on March 4, 2015, and the Company recognized a $9.9 million loss on the settlement of the Lucky Brand Note in the first quarter of 2015.

The Company completed substantially all of the closures of its KATE SPADE SATURDAY operations and JACK SPADE retail stores in the second quarter of 2015. Although such dispositions are individually significant, they do not represent a strategic shift in the Company’s operations and are not reflected as discontinued operations. The Company recorded pretax losses of $15.8 million for the three months ended April 4, 2015 related to the KATE SPADE SATURDAY and JACK SPADE retail stores that were substantially disposed in the second quarter of 2015.

3.   STOCKHOLDERS’ EQUITY

Activity for the three months ended April 2, 2016 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of January 2, 2016	$224,677	$1,155,838	$(1,281,690)
Net income	--	11,636	--
Exercise of stock options	--	(223)	288
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(1,692)	1,371
Share-based compensation	7,910	--	--
Balance as of April 2, 2016	$232,587	$1,165,559	$(1,280,031)

Activity for the three months ended April 4, 2015 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

In thousands	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury, at Cost
Balance as of January 3, 2015	$199,100	$1,145,643	$(1,291,583)
Net loss	--	(55,221)	--
Exercise of stock options	--	(1,845)	4,251
Restricted shares issued, net of cancellations and shares withheld for taxes	--	(1,522)	802
Share-based compensation	6,003	--	--
Balance as of April 4, 2015	$205,103	$1,087,055	$(1,286,530)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	April 2, 2016	January 2, 2016	April 4, 2015
Cumulative translation adjustment, net of income taxes of $0	$(26,076)	$(30,054)	$(32,443)
Unrealized (losses) gains on cash flow hedging derivatives, net of income taxes of $(512), $8 and $769, respectively	(935)	13	1,389
Accumulated other comprehensive loss, net of income taxes	$(27,011)	$(30,041)	$(31,054)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended April 2, 2016:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of January 2, 2016	$(30,054)	$13
Other comprehensive income (loss) before reclassification	3,978	(725)
Amounts reclassified from accumulated other comprehensive income	--	(223)
Net current-period other comprehensive income (loss)	3,978	(948)
Balance as of April 2, 2016	$(26,076)	$(935)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended April 4, 2015:

In thousands	Cumulative Translation Adjustment	Unrealized Gains (Losses) on Cash Flow Hedging Derivatives
Balance as of January 3, 2015	$(32,096)	$2,110
Other comprehensive loss before reclassification	(347)	(373)
Amounts reclassified from accumulated other comprehensive income	--	(348)
Net current-period other comprehensive loss	(347)	(721)
Balance as of April 4, 2015	$(32,443)	$1,389

4.   INCOME TAXES

During the first quarter of 2016 and 2015, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the three months ended April 2, 2016 and April 4, 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom and Canada. The Company is no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2013 and, with a few exceptions, this applies to tax examinations by state authorities as well. Although the years before 2013 are considered to be closed, the IRS and other taxing authorities can also subject the Company’s net operating loss carryforwards to further review when such net operating loss carryforwards are utilized.

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $0.7 million and $3.6 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of April 2, 2016, uncertain tax positions of $9.2 million exist, which would provide an effective rate impact in the future if subsequently recognized.

5.   DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	April 2, 2016	January 2, 2016	April 4, 2015
Term Loan credit facility, due April 2021 (a)	$386,952	$388,667	$389,811
Revolving credit facility	--	--	8,000
Capital lease obligations	8,003	8,126	8,475
Total debt	394,955	396,793	406,286
Less: Short-term borrowings (b)	3,638	3,625	11,582
Long-term debt	$391,317	$393,168	$394,704

(a)              The balance as of April 2, 2016, January 2, 2016 and April 4, 2015 included aggregate unamortized debt discount and deferred financing fees of $6.0 million, $6.3 million and $7.2 million, respectively.

(b)              At April 2, 2016 and January 2, 2016, the balance consisted of Term Loan amortization payments and obligations under capital leases. At April 4, 2015, the balance consisted of Term Loan amortization payments, outstanding borrowings under the Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) and obligations under capital leases.

Term Loan

On April 10, 2014, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provides for the Term Loan in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by all of the Company’s existing material domestic restricted subsidiaries.

The Term Loan Credit Agreement provides for incremental future term loans and other pari passu lien indebtedness, subject to an overall limit of $100.0 million plus such additional amount that would cause the Company’s consolidated net total secured debt ratio not to exceed 3.75 to 1.0 on a pro forma basis.

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

The Term Loan is subject to prepayment from the Company’s Excess Cash Flow (subject to reduction based on the Company’s net debt ratio).

ABL Facility

The Company’s ABL Facility was entered into on May 16, 2014 and matures in May 2019. Availability under the ABL Facility is the lesser of $200.0 million and a borrowing base consisting of a percentage of eligible cash, accounts receivable and inventory. The ABL Facility also includes a swingline subfacility of $30.0 million, a multicurrency subfacility of $35.0 million and the option to expand the facility by up to $100.0 million under certain specified conditions. A portion of the ABL Facility up to $125.0 million is available for the issuance of letters of credit, and standby letters of credit may not exceed $40.0 million in the aggregate. The ABL Facility allows two borrowing options: one borrowing option with interest rates based on euro currency rates and a second borrowing option with interest rates based on the alternate base rate, as defined in the ABL Facility, with a spread based on the aggregate availability under the ABL Facility.

The ABL Facility is guaranteed by substantially all of the Company’s current domestic subsidiaries and certain of the Company’s foreign subsidiaries. The ABL Facility is secured by a first-priority lien on the ABL Priority Collateral and a second-priority lien on the Term Priority Collateral.

The agreement governing the ABL Facility requires the Company to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four-quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base. The agreement governing the ABL Facility also requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

As of April 2, 2016, availability under the Company’s ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
ABL Facility (a)	$200,000	$267,643	$--	$10,512	$189,488	$169,488

(a)    Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.

(b)    Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

6.   FAIR VALUE MEASUREMENTS

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	April 2, 2016	January 2, 2016	April 4, 2015
Financial Assets:
Derivatives	$137	$1,017	$2,642
Financial Liabilities:
Derivatives	$(967)	$(354)	$(258)

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

		Fair Value Measured and Recorded at			Total Losses
	Net Carrying				for the Three
	Value as of	Reporting Date Using:			Months Ended
In thousands	April 4, 2015	Level 1	Level 2	Level 3	April 4, 2015
Property and equipment	$160	$--	$--	$160	$3,356

As a result of the Company’s decision to close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores (see Note 2 – Discontinued Operations and Disposals and Note 8 – Streamlining Initiatives) and no longer directly operate its Company-owned stores in Brazil (see Note 8 – Streamlining Initiatives), the Company determined that a portion of the carrying values of such assets exceeded their fair values, resulting in impairment charges, which were recorded in Selling, general & administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 2, 2016		January 2, 2016		April 4, 2015
In thousands	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Term Loan credit facility, due April 2021(a)	$388,883	$386,952	$381,333	$388,667	$396,629	$389,811
ABL Facility (b)	--	--	--	--	8,000	8,000

(a)                 Carrying values include aggregate unamortized debt discount and deferred financing fees.

(b)                 Borrowings under the ABL Facility bear interest based on market rate; accordingly its fair value approximates its carrying value.

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

7.    COMMITMENTS AND CONTINGENCIES

Buying/Sourcing

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited (“Li & Fung”) acts as a global buying/sourcing agent. On March 24, 2015, the Company modified its existing arrangement in order to, among other things, transition the buying/sourcing activities for the Company’s accessories products to an in-house model, beginning with the Spring 2016 collection. The modifications included a reduction of the annual minimum value of inventory purchases and a change in the commission rates for certain products. The Company pays Li & Fung an agency commission based on the cost of product purchases through Li & Fung. The Company is obligated to use Li & Fung as the primary buying/sourcing agent for ready-to-wear apparel products and the Company may use Li & Fung as a buying/sourcing agent with respect to accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. The Company’s agreement with Li & Fung is not exclusive.

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 116 such leases. As of April 2, 2016, the future aggregate payments under these leases amounted to $90.4 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of April 2, 2016, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In thousands
2016	$1,574
2017	2,141
2018	2,194
2019	2,247
2020	2,300
Thereafter	10,781
Total	21,237
Less: Amounts representing interest and executory costs	(13,234)
Net present values	8,003
Less: Capital lease obligations included in short-term debt	(528)
Long-term capital lease obligations	$7,475

Other

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

8.   STREAMLINING INITIATIVES

In the second quarter of 2015, the Company announced that it signed a new distribution agreement for its operations in Latin America, including in Brazil, which leverages the network of its new distributor. As part of these actions, the Company completed the closure of its Company-operated stores during the third quarter of 2015 and no longer operates directly in Brazil. The Company recorded charges related to contract terminations, severance, non-cash asset impairment charges and other costs related to these actions. This initiative did not represent a strategic shift and therefore was not presented as discontinued operations.

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

As a result of the closure of the Company’s former New York office as well as a reduction of office space in the Company’s office in North Bergen, NJ, the Company recorded charges related to asset impairment, contract terminations and other charges in 2014 and 2015.

The Company expects to pay approximately $4.6 million of accrued streamlining costs in the next 12 months. The Company does not expect any significant restructuring charges. For the three months ended April 4, 2015, the Company recorded pretax charges of $18.9 million related to these initiatives, including $7.9 million of payroll and related costs, $6.2 million of asset write-downs and $4.8 million of contract termination costs. Approximately $6.4 million of these charges were non-cash during the three months ended April 4, 2015.

For the three months ended April 2, 2016, there were no charges incurred associated with the Company’s streamlining initiatives.

For the three months ended April 4, 2015, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations and impacted reportable segments and Other as follows:

Three Months Ended
In thousands	April 4, 2015 (13 Weeks)
KATE SPADE North America	$11,943
KATE SPADE International	3,057
Adelington Design Group	1,333
Other (a)	2,541
Total	$18,874

(a)              Other consists of unallocated corporate restructuring costs.

A summary rollforward of the liability for streamlining initiatives is as follows:

In thousands	Payroll and Related Costs	Contract Termination Costs	Other Costs	Total
Balance at January 2, 2016	$2,338	$4,793	$3,378	$10,509
2016 spending	(1,361)	(411)	(1,238)	(3,010)
Balance at April 2, 2016 (a)	$977	$4,382	$2,140	$7,499

(a)              The balance in other costs at April 2, 2016 includes $1.0 million for a withdrawal liability incurred in 2011 related to a multi-employer pension plan that the Company will pay through June 1, 2016.

9.   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Three Months Ended
In thousands	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)
Income (loss) from continuing operations	$10,916	$(53,559)
Income (loss) from discontinued operations, net of income taxes	720	(1,662)
Net income (loss)	$11,636	$(55,221)

Basic weighted average shares outstanding	127,931	127,489
Stock options and nonvested shares (a)	705	--
Diluted weighted average shares outstanding	128,636	127,489

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.09	$(0.42)
Income (loss) from discontinued operations	--	(0.01)
Net income (loss)	$0.09	$(0.43)

Diluted
Income (loss) from continuing operations	$0.08	$(0.42)
Income (loss) from discontinued operations	0.01	(0.01)
Net income (loss)	$0.09	$(0.43)

(a)              Because the Company incurred a loss from continuing operations for the three months ended April 4, 2015, approximately 1.0 million outstanding stock options and approximately 2.1 million outstanding nonvested shares were considered antidilutive for such periods, and excluded from the computation of diluted loss per share.

10.   ADDITIONAL FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the three months ended April 2, 2016 and April 4, 2015, net income tax payments were $1.1 million and $1.2 million, respectively. During the three months ended April 2, 2016 and April 4, 2015, the Company made interest payments of $8.3 million and $4.2 million, respectively. The Company received interest payments of $9.4 million for the three months ended April 4, 2015, including outstanding interest and payment in kind under the Lucky Brand Note. As of April 2, 2016, January 2, 2016 and April 4, 2015, the Company accrued capital expenditures totaling $6.2 million, $8.1 million and $6.0 million, respectively.

Related Party Transactions

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

With an equal partnership structure, the Company and Walton Brown actively manage the businesses together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company acquired a 60.0% interest in KSC (in which the Company already owned a 40.0% interest) from E-Land Fashion China Holdings Limited (“E-Land”), its former partner in China, for an aggregate payment of $36.0 million, comprised of $10.0 million to acquire E-Land’s interest in KSC and $26.0 million to terminate related contracts and (ii) the Company received a net $17.4 million from LCJG for their 50.0% interests in the joint ventures, subject to adjustments. As a result, the Company no longer consolidates the operations for the businesses in Hong Kong, Macau and Taiwan, which it acquired on February 5, 2014 and had net sales of approximately $6.4 million in 2015, through the transaction date. Upon closing of the KS HMT joint venture, $16.0 million of goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan and $14.0 million of net assets of KS HMT were reclassified to Investment in unconsolidated subsidiaries, which was included in Other Assets on the accompanying Condensed Consolidated Balance Sheets. The Company concluded the carrying values of the assets and liabilities for Hong Kong, Macau and Taiwan approximated fair value, due in part to the recent acquisition of those territories from Globalluxe Kate Spade HK Limited. Accordingly, no gain or loss was recorded on formation of KS HMT. The $26.0 million charge incurred in the first quarter of 2015 to terminate contracts associated with the KSC joint venture is recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

The Company accounts for its investments in the joint ventures under the equity method of accounting. The Company’s equity in losses of its equity investees was $1.2 million and $0.7 million in the first quarter of 2016 and 2015, respectively. During the third quarter of 2015, the Company and Walton Brown each loaned $5.0 million to KSC. During the first quarter of 2016, the Company and Walton Brown each made additional loans of $0.7 million to KSC and $5.8 million to KS HMT. As of April 2, 2016, January 2, 2016 and April 4, 2015, the Company recorded $35.7 million, $28.1 million and $28.0 million, respectively, related to its Investments in and advances to unconsolidated subsidiaries, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

11.   SEGMENT REPORTING

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

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with the Company’s former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. The Company does not allocate amounts reported below Operating income (loss) to its reportable segments, other than equity loss in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

Dollars in thousands	Net Sales	% to Total	Adjusted EBITDA	% of Sales
Three Months Ended April 2, 2016 (13 Weeks)
KATE SPADE North America	$218,677	79.7%	$24,587	11.2%
KATE SPADE International	48,883	17.8%	8,537	17.5%
Adelington Design Group	6,862	2.5%	2,185	31.8%
Totals	$274,422	100.0%

Three Months Ended April 4, 2015 (13 Weeks)
KATE SPADE North America	$195,586	76.6%	$18,072	9.2%
KATE SPADE International	52,468	20.6%	4,989	9.5%
Adelington Design Group	7,262	2.8%	1,678	23.1%
Totals	$255,316	100.0%

The following tables provide a reconciliation to Income (Loss) from Continuing Operations:

	Three Months Ended
In thousands	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$24,587	$18,072
KATE SPADE International (a)	8,537	4,989
Adelington Design Group	2,185	1,678
Total Reportable Segments Adjusted EBITDA	35,309	24,739
Depreciation and amortization, net (b)	(10,721)	(11,546)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(206)	(19,054)
Joint venture contract termination fee	--	(26,000)
Share-based compensation (d)	(7,910)	(6,003)
Equity loss included in Reportable Segments Adjusted EBITDA	1,241	738
Operating Income (Loss)	17,713	(37,126)
Other expense, net (a)	(247)	(1,395)
Loss on settlement of note receivable	--	(9,873)
Interest expense, net	(4,996)	(3,364)
Provision for income taxes	1,554	1,801
Income (Loss) from Continuing Operations	$10,916	$(53,559)

(a)         Amounts include equity in the losses of the Company’s equity method investees of $1.2 million and $0.7 million for the three months ended April 2, 2016 and April 4, 2015, respectively.

(b)        Excludes amortization included in Interest expense, net.

(c)        See Note 8 – Streamlining Initiatives for a discussion of streamlining charges.

(d)        Includes share-based compensation expense of $0.2 million in 2015 that was classified as restructuring.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Three Months Ended April 2, 2016 (13 Weeks)
Domestic	$218,190	79.5%
International	56,232	20.5%
Total	$274,422	100.0%

Three Months Ended April 4, 2015 (13 Weeks)
Domestic	$197,584	77.4%
International	57,732	22.6%
Total	$255,316	100.0%

There were no significant changes in segment assets during the three months ended April 2, 2016.

12.   DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by its business in Japan. As of April 2, 2016, the Company had forward contracts maturing through June 2017 to sell 2.0 billion yen for $16.9 million. The Company also had option contracts maturing through December 2016 to sell 2.0 billion yen for $17.4 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of April 2, 2016, the Company had forward contracts to sell 5.1 billion yen for $45.5 million maturing through June 2016. Transaction losses of $3.1 million and $0.4 million related to these derivative instruments were reflected within Other expense, net for the three months ended April 2, 2016 and April 4, 2015, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 2, 2016	Other current assets	$17,432	$137	Accrued expenses	$16,918	$680
January 2, 2016	Other current assets	26,612	1,017	Accrued expenses	--	--
April 4, 2015	Other current assets	42,132	2,642	Accrued expenses	10,180	10

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
Period	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
April 2, 2016	Other current assets	$--	$--	Accrued expenses	$45,459	$287
January 2, 2016	Other current assets	--	--	Accrued expenses	42,156	354
April 4, 2015	Other current assets	--	--	Accrued expenses	33,370	248

The following table summarizes the effect of foreign currency exchange contracts designated as hedging instruments on the Condensed Consolidated Financial Statements:

In thousands	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective and Ineffective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount Recognized in Operations on Derivative (Ineffective Portion)
Three months ended April 2, 2016 (13 weeks)	$(1,124)	Cost of goods sold	$344	$--
Three months ended April 4, 2015 (13 weeks)	(579)	Cost of goods sold	541	--

13.   SHARE-BASED COMPENSATION

The Company recognizes the cost of all employee share-based awards on a straight-line attribution basis over their respective vesting periods, net of estimated forfeitures.

The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share-based compensation plans. Stock options are issued at the current market price, have a three-year vesting period and a contractual term of 7 years.

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

Compensation expense related to the Company’s share-based payment awards totaled $7.9 million and $6.0 million for the three months ended April 2, 2016 and April 4, 2015, respectively. Compensation expense for the three months ended April 4, 2015 included $0.2 million that was classified as restructuring.

Stock Options

The Company grants stock options to certain domestic and international employees. These options are subject to transfer restrictions and risk of forfeiture until earned by continuing employment. Stock options are issued at the current market price and have a three-year vesting period and a contractual term of 7 years.

The Company utilizes the Trinomial lattice pricing model to estimate the fair value of options granted. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates and to allow for actual exercise behavior of option holders.

Three Months Ended
Valuation Assumptions:	April 4, 2015
Weighted-average fair value of options granted	$16.39
Expected volatility	76.5%
Weighted-average volatility	58.7%
Expected term (in years)	4.2
Dividend yield	—
Risk-free rate	1.9%
Expected annual forfeiture	15.3%

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

A summary of award activity under stock option plans as of April 2, 2016 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding at January 2, 2016	905,883	$15.35	3.4	$5,686
Exercised	(15,000)	4.32		283
Cancelled	(1,028)	35.30
Outstanding at April 2, 2016	889,855	$15.51	3.2	$10,634

Vested or expected to vest at April 2, 2016	862,889	$14.94	3.1	$10,621

Exercisable at April 2, 2016	608,148	$10.14	2.4	$9,887

As of April 2, 2016, there were approximately 0.3 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $12.87.

As of April 2, 2016, there was $1.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.0 year. The total fair value of shares vested during the three month periods ended April 2, 2016 and April 4, 2015 was $0.7 million and $1.4 million, respectively.

Restricted Stock

In 2015, the Company granted 105,245 market share units (“MSUs”) to a group of key executives with an aggregate grant date fair value of $4.6 million that vest 50% on each of the second and third anniversaries of the grant date as part of an annual long-term incentive plan (“LTIP”). The MSUs earned will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods.

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the three months ended April 4, 2015, the following assumptions were used in determining fair value:

Three Months Ended
Valuation Assumptions:	April 4, 2015
Weighted-average fair value	$49.39
Expected volatility	41.8%
Dividend yield	—
Risk-free rate	1.1%
Weighted-average expected annual forfeiture	3.8%

In the first quarter of 2016, the Company granted 452,922 performance shares that vest on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) ranking relative to the TSR’s of the S&P Mid-Cap 400 constituents as well as an earnings-based performance condition. The performance shares have a grant date fair value of $11.8 million that was calculated using a Monte Carlo simulation model.

In 2015, the other portion of the LTIP consisted of an award of 243,419 performance shares that vest on the third anniversary of the grant date. The performance shares have a grant date fair value of $9.1 million that was calculated using a Monte Carlo simulation model. For the three months ended April 2, 2016 and April 4, 2015, the following assumptions were used in determining fair value:

	Three Months Ended
Valuation Assumptions:	April 2, 2016	April 4, 2015
Weighted-average fair value	$25.99	$38.37
Expected volatility	42.5%	41.6%
Dividend yield	—	—
Risk-free rate	1.0%	1.0%
Weighted-average expected annual forfeiture	3.6%	3.9%

A summary of award activity under restricted stock plans as of April 2, 2016 and changes therein during the three month period then ended are as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested stock at January 2, 2016	1,924,250	$44.31
Granted	1,122,470	24.19
Vested (a)	(81,380)	45.00
Cancelled (a)	(41,382)	49.47
Nonvested stock at April 2, 2016	2,923,958	$36.50

Expected to vest as of April 2, 2016 (b)	2,610,791	$37.01

(a)    Includes market share units granted to a group of key executives with the vesting of such units measured by the performance of the Company’s stock price over the vesting period.

(b)    Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of April 2, 2016, there was $54.8 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three month periods ended April 2, 2016 and April 4, 2015 was $3.7 million and $0.7 million, respectively.

14.   RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, new accounting guidance was issued on share-based compensation, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

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

In May 2014, new accounting guidance on the accounting for revenue recognition was issued, which requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, this guidance was updated, which defers the effective date by one year and permits early adoption for interim and annual periods beginning on or after December 15, 2016. This guidance is effective for interim and annual periods beginning on or after December 15, 2017. The Company is continuing to evaluate the impact of the adoption of the new accounting guidance on its financial statements.

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

Market Environment

The industries in which we operate have historically been subject to cyclical variations, including recessions in the general economy. Our results are dependent on a number of factors impacting consumer spending, including, but not limited to, general economic and business conditions; consumer confidence; wages and employment levels; the housing market; levels of perceived and actual consumer wealth; consumer debt levels; availability of consumer credit; credit and interest rates; fluctuations in foreign currency exchange rates; fuel and energy costs; energy shortages; the performance of the financial equity and credit markets; tariffs and other trade barriers; taxes; general political conditions, both domestic and abroad; and the level of customer traffic within department stores, malls and other shopping and selling environments, including tourist dependent markets.

Macroeconomic challenges and uncertainty continue to dampen consumer spending; job growth remains inconsistent, with stagnating real wages in certain markets in which we operate; consumer retail traffic remains inconsistent and the retail environment remains promotional. Furthermore, economic conditions in international markets in which we operate, including Europe and Asia, remain uncertain and volatile. Economic conditions outside of our markets may also have a negative impact on the markets in which we operate. We are focusing on initiatives that drive margin improvement and continue to grow the kate spade new york brand through product category and geographic expansion across our four category pillars: women’s, men’s, children’s and home.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. We have established the following operating and financial goals to further develop kate spade new york into a global lifestyle brand: (i) driving top line growth by opening kate spade new york retail locations in North America; expanding product categories within our existing network as well as new channels, continuing e-commerce expansion and entering into local licenses to meet customer needs in Japan; focusing on our e-commerce site as a global flagship to influence purchases both online and in our retail stores; and expanding our presence in selected geographies through a partnered approach that requires little capital and is expected to be accretive to operating margins; (ii) driving quality of sale initiatives with continued moderation of promotions across channels and increased marketing that leverages customer relationship management capability and focuses on acquiring full price customers to support those efforts; (iii) delivering the world of kate spade new york to our customer seamlessly across channels through a channel agnostic approach, while using our e-commerce site as a global flagship, offering our broadest product assortment across our category pillars and improving delivery speed to our consumer through a buy anywhere, receive anywhere model; and (iv) increasing product accessibility and improving our speed-to-market capabilities through micro-assorting and localization at the store level, focusing on regional product, volume and climate to better assort by market taste and provide our consumer what she wants, when she wants it.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and our 2015 Annual Report on Form 10-K.

Recent Developments and Operational Initiatives

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

In the first quarter of 2015, we entered a global licensing agreement with Fossil Group, Inc. (“Fossil”) for the design, development and distribution of kate spade new york watches through 2025, with the first collection of watches designed, developed and distributed in collaboration with us to launch in 2016. Accordingly, we now earn royalty income under the agreement with Fossil and no longer sell watches through our wholesale channel.

In the first quarter of 2015 we:

•                  acquired the 60.0% interest in KS China Co., Limited (“KSC”) owned by E-Land Fashion China Holdings, Limited (“E-Land”) for $36.0 million, including a contract termination payment of $26.0 million; and

•                  converted the reacquired businesses in Hong Kong, Macau and Taiwan and the KATE SPADE business in China into 50.0% owned joint ventures with Walton Brown, a subsidiary of The Lane Crawford Joyce Group (“LCJG”), a leading luxury retail, brand management and distribution company in Asia, and received a net $17.4 million from LCJG for their interests in the joint ventures, subject to adjustments.

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

For a discussion of certain risks relating to our recent initiatives, see “Item 1A — Risk Factors” in the Annual Report on Form 10-K.

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

Overall Results for the Three Months Ended April 2, 2016

Net Sales

Net sales for the first three months of 2016 were $274.4 million, an increase of $19.1 million or 7.5%, compared to 2015 net sales of $255.3 million. The increase reflected an increase in net sales in our KATE SPADE North America segment, partially offset by decreases in net sales in our KATE SPADE International segment and our Adelington Design Group segment. The increase in net sales in the first quarter of 2016 includes quarter-over-quarter decreases of (i) $15.7 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture.

Gross Profit and Income (Loss) from Continuing Operations

Gross profit for the first three months of 2016 was $169.5 million, an increase of $14.8 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 60.6% in 2015 to 61.8% in 2016, primarily due to the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015.

We recorded income from continuing operations of $10.9 million in the first three months of 2016, as compared to a loss from continuing operations of $(53.6) million in 2015. The period-over-period change primarily reflected: (i) a decrease in Selling, general & administrative expenses (“SG&A”), (ii) an increase in gross profit; and (iii) the absence in 2016 of a loss on settlement of note receivable of $9.9 million that was recorded in 2015.

Balance Sheet

We ended the first three months of 2016 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $134.3 million as compared to $193.6 million in the first three months of 2015. The $59.3 million decrease in our net debt primarily reflected: (i) the generation of $144.2 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $57.5 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $11.5 million to the KSC and KS HMT Co., Limited (“KS HMT”) joint ventures.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

THREE MONTHS ENDED APRIL 2, 2016 COMPARED TO THREE MONTHS ENDED APRIL 4, 2015

The following table sets forth our operating results for the three months ended April 2, 2016 (comprised of 13 weeks) compared to the three months ended April 4, 2015 (comprised of 13 weeks):

	Three Months Ended		Variance
Dollars in millions	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)	$	%

Net Sales	$274.4	$255.3	$19.1	7.5%

Gross Profit	169.5	154.7	14.8	9.5%

Selling, general & administrative expenses	151.8	191.8	40.0	20.9%

Operating Income (Loss)	17.7	(37.1)	54.8	*

Other expense, net	(0.2)	(1.4)	1.2	82.3%

Loss on settlement of note receivable	--	(9.9)	9.9	*

Interest expense, net	(5.0)	(3.4)	(1.6)	(48.5)%

Provision for income taxes	1.6	1.8	0.2	13.7%

Income (Loss) from Continuing Operations	10.9	(53.6)	64.5	*

Discontinued operations, net of income taxes	0.7	(1.6)	2.3	*

Net Income (Loss)	$11.6	$(55.2)	$66.8	*

*                 Not meaningful.

Net Sales

Net sales for the first three months in 2016 were $274.4 million, an increase of $19.1 million or 7.5%, compared to 2015 net sales of $255.3 million. The increase reflected an increase in net sales in our KATE SPADE North America segment, partially offset by decreases in net sales in our KATE SPADE International segment and our Adelington Design Group segment. The increase in net sales in the first quarter of 2016 includes quarter-over-quarter decreases of (i) $15.7 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture. Including e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 18.8% in the first three months of 2016; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 7.8% in the first three months of 2016.

Net sales results for our segments are provided below:

•                  KATE SPADE North America net sales were $218.7 million, an 11.8% increase compared to 2015 net sales of $195.6 million, reflecting increases in the direct-to-consumer and licensing operations of our kate spade new york brand. The increase in net sales compared to the first quarter of 2015 includes a year-over-year decrease of $8.8 million related to the KATE SPADE SATURDAY brand as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand.

We ended the first quarter of 2016 with 105 kate spade new york specialty retail stores and 64 outlet stores, reflecting the net addition of 13 kate spade new york specialty retail stores and 4 outlet stores over the last twelve months. Key operating metrics for our kate spade new york North America retail operations included the following:

—        Average retail square footage in the first three months of 2016 was approximately 382 thousand square feet, a 10.9% increase compared to 2015; and

—        Sales productivity was $270 per average square foot for the first three months of 2016, as compared to $259 for 2015.

•                  KATE SPADE International net sales were $48.9 million, a 6.8% decrease compared to 2015 net sales of $52.5 million, primarily driven by a $6.4 million decrease related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and a $5.1 million decrease related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar and our directly operated business in Brazil, partially offset by an increase in net sales in our Japan and Europe operations.

We ended the first quarter of 2016 with 24 kate spade new york specialty retail stores, 14 outlet stores and 53 concessions, reflecting the net addition over the last 12 months of 2 concession stores and 1 outlet store and the net reduction of 2 specialty retail stores, including the closure of 7 specialty retail stores and 1 outlet store related to the wind-down of our directly operated business in Brazil. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

—        Average retail square footage, including concessions, in the first quarter of 2016 was approximately 81 thousand square feet, a 14.7% increase compared to 2015; and

—        Sales productivity was $396 per average square foot in 2016, as compared to $441 for 2015 on a constant currency basis.

•                  Adelington Design Group net sales were $6.9 million for the first three months of 2016, a decrease of $0.4 million, or 5.5%, compared to the first quarter of 2015, primarily related to a $1.7 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands and a $0.4 million decrease in our LIZWEAR brand, partially offset by a $1.7 million increase in the MONET and LIZ CLAIBORNE brands.

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

Gross Profit

Gross profit for the first three months of 2016 was $169.5 million, an increase of $14.8 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 60.6% in 2015 to 61.8% in 2016, primarily due to the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A decreased $40.0 million, or 20.9%, to $151.8 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease in SG&A reflected the following:

•	The absence of a $26.0 million charge incurred in 2015 to terminate contracts with our former joint venture partner in China;
•	The absence of $18.5 million of expenses incurred in 2015 associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•

A $6.0 million decrease in SG&A in our KATE SPADE International segment, including a reduction associated with the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and the wind-down of our Company-owned stores in Brazil;

•	A $0.7 million decrease in our Adelington Design Group segment; and
•

An $11.2 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased e-commerce fees; (ii) increased compensation related expenses; and (iii) increased rent and other store operating expenses.

SG&A as a percentage of net sales was 55.3% in 2016, compared to 75.1% in 2015.

Operating Income (Loss)

Operating income for the first quarter of 2016 was $17.7 million (6.5% of net sales) compared to an operating loss of $(37.1) million ((14.5)% of net sales) in 2015.

Other Expense, Net

Other expense, net amounted to $0.2 million and $1.4 million in the three months ended April 2, 2016 and April 4, 2015, respectively and consisted primarily of (i) equity in the losses of KSC and KS HMT of $1.2 million and $0.7 million, respectively, and (ii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In the first quarter of 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Interest Expense, Net

Interest expense, net was $5.0 million for the three months ended April 2, 2016 and $3.4 million for the three months ended April 4, 2015, primarily reflecting a reduction of interest income of $2.1 million due to the prepayment of the Lucky Brand Note in the first quarter of 2015.

Provision for Income Taxes

The income tax provision of $1.6 million and $1.8 million for the three months ended April 2, 2016 and April 4, 2015, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income (Loss) from Continuing Operations

Income from continuing operations in the first quarter of 2016 was $10.9 million, or 4.0% of net sales compared to a loss from continuing operations of $(53.6) million in the first quarter of 2015, or (21.0)% of net sales. Earnings per share (“EPS”), Basic from continuing operations was $0.09 in 2016 and $(0.42) in 2015. EPS, Diluted from continuing operations was $0.08 in 2016 and $(0.42) in 2015.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the first quarter of 2016 was $0.7 million, reflecting a gain on disposal of discontinued operations of $1.2 million and a $(0.5) million loss from discontinued operations. Loss from discontinued operations in the first quarter of 2015 was $(1.6) million, reflecting a loss on disposal of discontinued operations of $(0.7) million and a $(0.9) million loss from discontinued operations. EPS, Basic from discontinued operations was zero in 2016 and $(0.01) in 2015. EPS, Diluted from discontinued operations was $0.01 in 2016 and $(0.01) in 2015.

Net Income (Loss)

Net income in the first quarter of 2016 was $11.6 million compared to net loss of $(55.2) million in the first quarter of 2015. EPS, Basic and Diluted was $0.09 in 2016 and $(0.43) in 2015.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. We do not allocate amounts reported below Operating income (loss) to our reportable segments, other than equity loss in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Three Months Ended		Variance
Dollars in thousands	April 2, 2016 (13 Weeks)	April 4, 2015 (13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$24,587	$18,072	$6,515	36.1%
KATE SPADE International (a)	8,537	4,989	3,548	71.1%
Adelington Design Group	2,185	1,678	507	30.2%
Total Reportable Segments Adjusted EBITDA	35,309	24,739
Depreciation and amortization, net (b)	(10,721)	(11,546)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(206)	(19,054)
Joint venture contract termination fee	--	(26,000)
Share-based compensation (d)	(7,910)	(6,003)
Equity loss included in Reportable Segments Adjusted EBITDA	1,241	738
Operating Income (Loss)	17,713	(37,126)
Other expense, net (a)	(247)	(1,395)
Loss on settlement of note receivable	--	(9,873)
Interest expense, net	(4,996)	(3,364)
Provision for income taxes	1,554	1,801
Income (Loss) from Continuing Operations	$10,916	$(53,559)

(a)              Amounts include equity in the losses of our equity method investees of $1.2 million and $0.7 million in 2016 and 2015, respectively.

(b)              Excludes amortization included in Interest expense, net.

(c)              See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(d)              Includes share-based compensation expense of $0.2 million in 2015 that was classified as restructuring.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended April 2, 2016 and April 4, 2015 follows:

•     KATE SPADE North America Adjusted EBITDA for the first quarter of 2016 was $24.6 million (11.2% of net sales), compared to $18.1 million (9.2% of net sales) in 2015. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in e-commerce fees, payroll related expenses and rent and other store operating expenses.

•     KATE SPADE International Adjusted EBITDA for 2016 was $8.5 million (17.5% of net sales), compared to $5.0 million (9.5% of net sales) in 2015. The period-over-period increase reflected a decrease in SG&A and gross profit associated with the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and the wind-down of our Company-owned stores in Brazil.

•     Adelington Design Group Adjusted EBITDA for 2016 was $2.2 million (31.8% of net sales), compared to Adjusted EBITDA of $1.7 million (23.1% of net sales) in 2015. The increase in Adjusted EBITDA reflected reduced SG&A, partially offset by decreased gross profit.

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

Term Loan. The outstanding balance of the term loans in an aggregate principal amount of $400.0 million maturing in April 2021, (collectively, the “Term Loan”) as provided under a term loan credit agreement that we entered into on April 10, 2014 (the “Term Loan Credit Agreement”) is required to be prepaid in an amount equal to 50.0% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 2, 2016. The percentage of Excess Cash Flow that must be so applied is reduced to 25.0% if our consolidated net total debt ratio is less than 2.75 to 1.0 and to 0% if our consolidated net total debt ratio is less than 2.25 to 1.0. Lenders may elect not to accept mandatory prepayments. No such prepayment was required with respect to the fiscal year ended January 2, 2016.

ABL Facility. Based on our forecast of borrowing availability under the amended and restated revolving credit facility due May 2019 (as amended to date, the “ABL Facility”), we anticipate that cash flows from operations and the projected borrowing availability under our ABL Facility will be sufficient to fund our liquidity requirements for at least the next 12 months.

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

Cash and Debt Balances. We ended the first three months of 2016 with $260.6 million in cash and marketable securities, compared to $212.6 million at the end of the first three months of 2015 and with $395.0 million of debt outstanding at the end of the first three months of 2016, compared to $406.3 million at the end of the first three months of 2015. The $59.3 million decrease in our net debt primarily reflected: (i) the generation of $144.2 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $57.5 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $11.5 million to the KSC and KS HMT joint ventures.

Accounts Receivable decreased $4.0 million, or 5.5%, at April 2, 2016 compared to April 4, 2015, primarily due to the impact of the wind-down of the KATE SPADE SATURDAY business and Brazil operations. Accounts receivable decreased $28.2 million, or 29.1%, at April 2, 2016 compared to January 2, 2016, primarily reflecting the timing of wholesale shipments.

Inventories increased $38.2 million, or 20.9% at April 2, 2016 compared to April 4, 2015, primarily due to an increase in kate spade new york inventory to support growth initiatives, partially offset by the impact of the wind-down of the JACK SPADE brick and mortar stores and KATE SPADE SATURDAY operations. Inventories increased $28.8 million, or 15.0%, compared to January 2, 2016, primarily due to an increase in kate spade new york inventory to support growth initiatives and timing of wholesale shipments.

Borrowings under our ABL Facility peaked at $8.0 million during the first three months of 2015. We had no outstanding borrowings under our ABL Facility at April 2, 2016, compared to $8.0 million at April 4, 2015.

Net cash used in operating activities of our continuing operations was $13.2 million the first three months of 2016, compared to $36.9 million in 2015. This $23.7 million period-over-period change was primarily due to increased earnings in 2016 compared to 2015 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), partially offset by an increase in cash outflows related to working capital items. The operating activities of our discontinued operations used $0.1 million and $6.5 million of cash in the three months ended April 2, 2016 and April 4, 2015, respectively.

Net cash (used in) provided by investing activities of our continuing operations was $(22.5) million in the first three months of 2016, compared to $69.7 million in the first three months of 2015. Net cash used in investing activities in the three months ended April 2, 2016 primarily reflected: (i) the use of $12.5 million for capital and in-store shop expenditures; (ii) the use of $6.5 million for loans to the KSC and KS HMT joint ventures; and (iii) a purchase price adjustment payment of $2.4 million to LCJG. Net cash provided by investing activities in the three months ended April 4, 2015 primarily reflected: (i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $19.0 million from LCJG for their interest in the joint ventures; (iii) the use of $15.2 million for capital and in-store shop expenditures; and (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC.

Net cash (used in) provided by financing activities was $(2.4) million in the first three months of 2016, compared to $2.9 million in the first three months of 2015. The $5.2 million period-over-period change primarily reflected a decrease in proceeds from the exercise of stock options of $2.3 million and a $2.0 million decrease in proceeds from borrowings under our ABL Facility.

Commitments and Capital Expenditures

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited (“Li & Fung”) acts as a global buying/sourcing agent. On March 24, 2015, we modified the existing arrangement in order to, among other things, transition the buying/sourcing activities for our accessories products to an in-house model, beginning with our Spring 2016 collection. The modifications included a reduction of the annual minimum value of inventory purchases and a change in the commission rates for certain products. We pay Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our primary buying/sourcing agent for our ready-to-wear apparel products and we may use Li & Fung as a buying/sourcing agent with respect to our accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. Our agreement with Li & Fung is not exclusive.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 116 such leases. As of April 2, 2016, the future aggregate payments under these leases amounted to $90.4 million and extended to various dates through 2025.

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

Our 2016 capital expenditures are expected to be approximately $65.0 - $70.0 million, compared to $60.2 million in 2015. These expenditures primarily relate to our plan to open approximately 15 Company operated retail stores globally in 2016, net of approximately 7 store closures, the continued technological upgrading of our management information systems and costs associated with the refurbishment of selected specialty retail and outlet stores. We expect capital expenditures and working capital cash needs to be financed with available cash, cash provided by operating activities and our ABL Facility.

Debt consisted of the following:

In thousands	April 2, 2016	January 2, 2016	April 4, 2015
Term Loan credit facility (a)	$386,952	$388,667	$389,811
ABL Facility	--	--	8,000
Capital lease obligations	8,003	8,126	8,475
Total debt	$394,955	$396,793	$406,286

(a)              The balance as of April 2, 2016, January 2, 2016 and April 4, 2015 included aggregate unamortized debt discount and deferred financing fees of $6.0 million, $6.3 million and $7.2 million, respectively.

For information regarding our debt and credit instruments, refer to Note 5 of Notes to Condensed Consolidated Financial Statements.

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

As of April 2, 2016, availability under our ABL Facility was as follows:

In thousands	Total Facility (a)	Borrowing Base (a)	Outstanding Borrowings	Letters of Credit Issued	Available Capacity	Excess Capacity (b)
ABL Facility (a)	$200,000	$267,643	$--	$10,512	$189,488	$169,488

(a)              Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of eligible cash, accounts receivable and inventory.

(b)              Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of April 2, 2016, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our business in Japan. As of April 2, 2016, we had forward contracts maturing through June 2017 to sell 2.0 billion yen for $16.9 million. We also had option contracts maturing through December 2016 to sell 2.0 billion yen for $17.4 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of April 2, 2016, we had forward contracts to sell 5.1 billion yen for $45.5 million maturing through June 2016. Transaction losses of $3.1 million and $0.4 million related to these derivative instruments for the three months ended April 2, 2016 and April 4, 2015, respectively, were reflected within Other expense, net.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. There were no significant changes in our critical accounting policies during the three months ended April 2, 2016. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted and recently issued accounting pronouncements, see Notes 1 and 14 of Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through available cash and cash equivalents, operating cash flows, letters of credit and our ABL Facility. Our floating rate Term Loan and ABL Facility expose us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates.

We do not speculate on the future direction of interest rates. As of April 2, 2016, January 2, 2016 and April 4, 2015, our exposure to changing market rates related to our ABL Facility and the Term Loan credit facility was as follows:

Dollars in millions	April 2, 2016	January 2, 2016	April 4, 2015
ABL Facility	$ --	$ --	$8.0
Average interest rate	--	--	1.69%

Term Loan credit facility	$393.0	$395.0	$397.0
Average interest rate	4.00%	4.00%	4.00%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended April 2, 2016. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at April 2, 2016.

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

As of April 2, 2016, we had forward contracts with net notional amounts of $62.4 million and option contracts of $17.4 million. Unrealized gains (losses) for outstanding foreign currency forward contracts and option contracts were $(1.4) million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $6.7 million at April 2, 2016. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $7.2 million at April 2, 2016. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of April 2, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended January 2, 2016, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

There have not been any material changes during the quarter ended April 2, 2016 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended April 2, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (In thousands) (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In thousands) (b)
January 3, 2016 - January 30, 2016	--	$--	--	$28,749
January 31, 2016 - March 5, 2016	--	--	--	28,749
March 6, 2016 - April 2, 2016	--	--	--	28,749
Total -13 Weeks Ended April 2, 2016	--	$--	--	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
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

DATE:	May 4, 2016

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ George M. Carrara
	THOMAS LINKO		GEORGE M. CARRARA
	Chief Financial Officer		President and
	(principal financial officer and		Chief Operating Officer
principal accounting officer)