Form 10-Q
period 2016-07-02
Kate Spade & Co
filed 2016-08-03
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	July 2, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

Commission file number:  1-10689

KATE SPADE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at July 22, 2016 was 128,026,593 shares.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

July 2, 2016

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 2, 2016	January 2, 2016	July 4, 2015
Assets
Current Assets:
Cash and cash equivalents	$306,536	$297,851	$231,437
Accounts receivable — trade, net	64,440	96,850	65,300
Inventories, net	217,441	191,879	188,385
Deferred income taxes	2,933	1,855	551
Other current assets	33,236	32,390	35,680
Total current assets	624,586	620,825	521,353

Property and Equipment, Net	177,978	173,963	171,340
Goodwill	56,338	48,730	47,841
Intangibles, Net	86,058	86,288	87,237
Deferred Income Taxes	1,474	1,241	31
Other Assets	50,655	44,550	38,919
Total Assets	$997,089	$975,597	$866,721

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$3,592	$3,625	$3,595
Accounts payable	105,942	109,327	101,671
Accrued expenses	115,465	151,680	132,287
Income taxes payable	2,293	1,655	2,632
Total current liabilities	227,292	266,287	240,185

Long-Term Debt	390,463	393,168	393,863
Other Non-Current Liabilities	52,151	52,021	50,948
Deferred Income Taxes	20,011	18,900	17,711
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	240,833	224,677	211,856
Retained earnings	1,191,404	1,155,838	1,094,566
Accumulated other comprehensive loss	(22,379)	(30,041)	(32,930)
	1,586,295	1,526,911	1,449,929
Common stock in treasury, at cost — 48,410,641, 48,544,175 and 48,758,189 shares	(1,279,123)	(1,281,690)	(1,285,915)
Total stockholders’ equity	307,172	245,221	164,014
Total Liabilities and Stockholders’ Equity	$997,089	$975,597	$866,721

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Net Sales	$594,113	$536,434	$319,691	$281,118

Cost of goods sold	233,926	210,229	128,985	109,640

Gross Profit	360,187	326,205	190,706	171,478

Selling, general & administrative expenses	308,419	345,785	156,651	153,932

Operating Income (Loss)	51,768	(19,580)	34,055	17,546

Other expense, net	(3,340)	(3,218)	(3,093)	(1,823)

Loss on settlement of note receivable	—	(9,873)	—	—

Interest expense, net	(9,933)	(8,708)	(4,937)	(5,344)

Income (Loss) Before Provision for Income Taxes	38,495	(41,379)	26,025	10,379

Provision for income taxes	3,020	2,931	1,466	1,130

Income (Loss) from Continuing Operations	35,475	(44,310)	24,559	9,249

Discontinued operations, net of income taxes	2,934	(2,370)	2,214	(708)

Net Income (Loss)	$38,409	$(46,680)	$26,773	$8,541

Earnings (Loss) per Share:
Basic
Income (Loss) from Continuing Operations	$0.28	$(0.35)	$0.19	$0.07
Net Income (Loss)	$0.30	$(0.37)	$0.21	$0.07

Diluted
Income (Loss) from Continuing Operations	$0.28	$(0.35)	$0.19	$0.07
Net Income (Loss)	$0.30	$(0.37)	$0.21	$0.07

Weighted Average Shares, Basic	127,966	127,576	128,000	127,663
Weighted Average Shares, Diluted	128,888	127,576	129,140	128,431

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Net Income (Loss)	$38,409	$(46,680)	$26,773	$8,541

Other Comprehensive Income (Loss), Net of Income Taxes:
Cumulative translation adjustment, net of income taxes of $0	8,551	(2,214)	4,573	(1,867)
Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	1,195	—	1,195	—
Change in fair value of cash flow hedging derivatives, net of income taxes of $(1,141), $(404), $(621) and $(5), respectively	(2,084)	(730)	(1,136)	(9)
Comprehensive Income (Loss)	$46,071	$(49,624)	$31,405	$6,665

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 2, 2016	July 4, 2015
	(26 Weeks)	(26 Weeks)
Cash Flows from Operating Activities:
Net income (loss)	$38,409	$(46,680)
Adjustments to arrive at income (loss) from continuing operations	(2,934)	2,370
Income (loss) from continuing operations	35,475	(44,310)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	23,908	24,240
Loss on asset disposals and impairments, including streamlining initiatives, net	844	8,309
Share-based compensation	16,156	12,756
Loss on settlement of note receivable	—	9,873
Foreign currency transaction (gains) losses, net	(5,354)	1,620
Equity losses of equity investees	3,248	2,754
Other, net	(135)	(186)
Changes in assets and liabilities:
Decrease in accounts receivable - trade, net	34,220	23,971
Increase in inventories, net	(20,254)	(39,140)
(Increase) decrease in other current and non-current assets	(1,725)	8,015
(Decrease) increase in accounts payable	(3,841)	14,362
Decrease in accrued expenses and other non-current liabilities	(34,434)	(14,210)
Net change in income tax assets and liabilities	1,834	1,684
Net cash used in operating activities of discontinued operations	(720)	(10,057)
Net cash provided by (used in) operating activities	49,222	(319)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	—	816
Purchases of property and equipment	(25,200)	(28,163)
Proceeds from sales of joint venture interests, net	(2,350)	19,874
Investments in and advances to equity investees	(6,500)	—
Payment for joint venture interest	—	(10,000)
Payments for in-store merchandise shops	(807)	(2,094)
Net proceeds from settlement of note receivable	—	75,128
Purchase of trademarks	(1,200)	—
Other, net	(57)	368
Net cash provided by investing activities of discontinued operations	—	348
Net cash (used in) provided by investing activities	(36,114)	56,277

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	—	2,000
Repayment of borrowings under revolving credit agreement	—	(8,000)
Repayment of Term Loan	(3,000)	(2,000)
Principal payments under capital lease obligations	(250)	(223)
Proceeds from exercise of stock options	258	2,428
Payment of deferred financing fees	(741)	(870)
Net cash used in financing activities	(3,733)	(6,665)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(690)	(1,900)

Net Change in Cash and Cash Equivalents	8,685	47,393
Cash and Cash Equivalents at Beginning of Period	297,851	184,044
Cash and Cash Equivalents at End of Period	$306,536	$231,437

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2016 fiscal year, ending December 31, 2016, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter. The 2015 fiscal year, ending January 2, 2016, reflects a 52-week period, resulting in a 13-week, three-month period and a 26-week, six-month period for the second quarter.

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the second quarter of 2016, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 3, 2016, the first day of the Company’s 2016 fiscal year, the Company retrospectively adopted new accounting guidance on debt issuance costs and reclassified the carrying value of its debt issuance costs related to term loans issued under its term loan credit agreement, which mature in April 2021 (collectively, the “Term Loan”) from an asset to a direct reduction of the liability. Accordingly, prior periods have been conformed to the current period’s presentation. As of July 2, 2016, January 2, 2016 and July 4, 2015, the aggregate carrying value of the debt issuance costs related to the Term Loan was $4.4 million, $4.8 million and $5.2 million, respectively.

In November 2015, new accounting guidance on the balance sheet classification of deferred taxes was issued, which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The guidance requires companies to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for interim and annual periods beginning on or after December 15, 2016, and early adoption is permitted. On July 3, 2016, the first day of the Company’s third fiscal quarter, the Company prospectively adopted this new accounting guidance. The Company will prospectively classify its existing deferred tax balances as noncurrent in future filings.

2.    DISCONTINUED OPERATIONS AND DISPOSALS

The Company completed the sale of Lucky Brand in February of 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax income (charges) of $1.5 million and $(1.5) million during the six months ended July 2, 2016 and July 4, 2015, respectively, and $0.3 million and $(0.8) million during the three months ended July 2, 2016 and July 4, 2015, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
In thousands	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)

Net sales	$—	$187	$—	$(21)

Income (loss) before provision for income taxes	$1,443	$(788)	$1,941	$78
Provision for income taxes	—	59	—	5
Income (loss) from discontinued operations, net of income taxes	$1,443	$(847)	$1,941	$73

Gain (loss) on disposal of discontinued operations, net of income taxes	$1,491	$(1,523)	$273	$(781)

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

The Company completed substantially all of the closures of its KATE SPADE SATURDAY operations and JACK SPADE retail stores in the second quarter of 2015. Although such dispositions were individually significant, they did not represent a strategic shift in the Company's operations and were not reflected as discontinued operations. The Company recorded pretax losses of $17.6 million and $1.8 million during the six and three months ended July 4, 2015, respectively, related to the KATE SPADE SATURDAY and JACK SPADE retail stores that were substantially disposed in the second quarter of 2015.

3.    STOCKHOLDERS’ EQUITY

Activity for the six months ended July 2, 2016 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

			Common Stock
	Capital in Excess	Retained	in Treasury,
In thousands	of Par Value	Earnings	at Cost
Balance as of January 2, 2016	$224,677	$1,155,838	$(1,281,690)
Net income	—	38,409	—
Exercise of stock options	—	(463)	721
Restricted shares issued, net of cancellations and shares withheld for taxes	—	(2,380)	1,846
Share-based compensation	16,156	—	—
Balance as of July 2, 2016	$240,833	$1,191,404	$(1,279,123)

Activity for the six months ended July 4, 2015 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

			Common Stock
	Capital in Excess	Retained	in Treasury,
In thousands	of Par Value	Earnings	at Cost
Balance as of January 3, 2015	$199,100	$1,145,643	$(1,291,583)
Net loss	—	(46,680)	—
Exercise of stock options	—	(1,919)	4,347
Restricted shares issued, net of cancellations and shares withheld for taxes	—	(2,478)	1,321
Share-based compensation	12,756	—	—
Balance as of July 4, 2015	$211,856	$1,094,566	$(1,285,915)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	July 2, 2016	January 2, 2016	July 4, 2015
Cumulative translation adjustment, net of income taxes of $0	$(20,308)	$(30,054)	$(34,310)
Unrealized (losses) gains on cash flow hedging derivatives, net of income taxes of $(1,133), $8 and $764, respectively	(2,071)	13	1,380
Accumulated other comprehensive loss, net of income taxes	$(22,379)	$(30,041)	$(32,930)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the six months ended July 2, 2016:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of January 2, 2016	$(30,054)	$13
Other comprehensive income (loss) before reclassification	8,551	(1,820)
Amounts reclassified from accumulated other comprehensive (loss) income	1,195	(264)
Net current-period other comprehensive income (loss)	9,746	(2,084)
Balance as of July 2, 2016	$(20,308)	$(2,071)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the six months ended July 4, 2015:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of January 3, 2015	$(32,096)	$2,110
Other comprehensive loss before reclassification	(2,214)	(509)
Amounts reclassified from accumulated other comprehensive income	—	(221)
Net current-period other comprehensive loss	(2,214)	(730)
Balance as of July 4, 2015	$(34,310)	$1,380

The following table presents the change in each component of Accumulated other comprehensive loss, net of income taxes for the three months ended July 2, 2016:

		Unrealized
	Cumulative	Losses on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of April 2, 2016	$(26,076)	$(935)
Other comprehensive income (loss) before reclassification	4,573	(1,095)
Amounts reclassified from accumulated other comprehensive (loss) income	1,195	(41)
Net current-period other comprehensive income (loss)	5,768	(1,136)
Balance as of July 2, 2016	$(20,308)	$(2,071)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended July 4, 2015:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of April 4, 2015	$(32,443)	$1,389
Other comprehensive loss before reclassification	(1,867)	(136)
Amounts reclassified from accumulated other comprehensive income	—	127
Net current-period other comprehensive loss	(1,867)	(9)
Balance as of July 4, 2015	$(34,310)	$1,380

4.    INCOME TAXES

During the second quarter of 2016 and 2015, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the six and three months ended July 2, 2016 and July 4, 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

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

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $0.7 million and $3.7 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of July 2, 2016, uncertain tax positions of $9.3 million existed, which would provide an effective rate impact in the future if subsequently recognized.

5.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	July 2, 2016	January 2, 2016	July 4, 2015
Term Loan credit facility, due April 2021 (a)	$386,179	$388,667	$389,097
Revolving credit facility	—	—	—
Capital lease obligations	7,876	8,126	8,361
Total debt	394,055	396,793	397,458
Less: Short-term borrowings (b)	3,592	3,625	3,595
Long-term debt	$390,463	$393,168	$393,863

(a)	The balance as of July 2, 2016, January 2, 2016 and July 4, 2015 included aggregate unamortized debt discount and deferred financing fees of $5.8 million, $6.3 million and $6.9 million, respectively.
(b)	At July 2, 2016, January 2, 2016 and July 4, 2015, the balance consisted of Term Loan amortization payments and obligations under capital leases.

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

The Term Loan is secured (i) on a first-priority basis by a lien on the Company’s KATE SPADE trademarks and certain related rights owned by the Company and the Guarantors (the “Term Priority Collateral”) and (ii) by a second-priority security interest in the Company’s and the Guarantors’ other assets (the “ABL Priority Collateral” and together with the Term Priority Collateral, the “Collateral”), which secure the Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) on a first-priority basis.

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

As of July 2, 2016, availability under the Company’s ABL Facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$277,102	$—	$10,512	$189,488	$169,488

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

6.    FAIR VALUE MEASUREMENTS

The Company utilizes the following three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 –	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	July 2, 2016	January 2, 2016	July 4, 2015
Financial Assets:
Derivatives	$8	$1,017	$2,770
Financial Liabilities:
Derivatives	$(2,816)	$(354)	$(399)

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

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			Six Months	Three Months
	Value as of	Reporting Date Using:			Ended	Ended
In thousands	July 4, 2015	Level 1	Level 2	Level 3	July 4, 2015	July 4, 2015
Property and equipment	$—	$—	$—	$—	$4,180	$824

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	July 2, 2016		January 2, 2016		July 4, 2015
		Carrying		Carrying		Carrying
In thousands	Fair Value	Value	Fair Value	Value	Fair Value	Value
Term Loan credit facility, due April 2021(a)	$388,942	$386,179	$381,333	$388,667	$393,361	$389,097
ABL Facility (b)	—	—	—	—	—	—

(a)	Carrying values include aggregate unamortized debt discount and deferred financing fees.
(b)	Borrowings under the ABL Facility bear interest based on market rate; accordingly its fair value approximates its carrying value.

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

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 113 such leases. As of July 2, 2016, the future aggregate payments under these leases amounted to $82.2 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of July 2, 2016, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In thousands
2016	$1,055
2017	2,141
2018	2,194
2019	2,247
2020	2,300
Thereafter	10,781
Total	20,718
Less: Amounts representing interest and executory costs	(12,842)
Net present values	7,876
Less: Capital lease obligations included in short-term debt	(543)
Long-term capital lease obligations	$7,333

Other

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

8.    STREAMLINING INITIATIVES

In the second quarter of 2015, the Company announced that it signed a distribution agreement for its operations in Latin America, including in Brazil. As part of these actions, the Company completed the closure of its Company-operated stores during the third quarter of 2015 and no longer operates directly in Brazil. The Company recorded charges related to contract terminations, severance, non-cash asset impairment charges and other costs related to these actions. This initiative did not represent a strategic shift and therefore was not presented as discontinued operations.

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

The Company expects to pay approximately $1.9 million of accrued streamlining costs in the next 12 months. The Company does not expect any significant restructuring charges. For the six months ended July 2, 2016, there were no charges incurred associated with the Company’s streamlining initiatives. For the six months ended July 4, 2015, the Company recorded pretax charges of $26.0 million related to these initiatives, including $11.2 million of payroll and related costs, $7.4 million of asset write-downs, $6.7 million of contract termination costs and $0.7 million of other costs. Approximately $7.6 million of these charges were non-cash during the six months ended July 4, 2015.

For the six and three months ended July 4, 2015, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Other as follows:

	Six Months Ended	Three Months Ended
	July 4, 2015	July 4, 2015
In thousands	(26 Weeks)	(13 Weeks)
KATE SPADE North America	$13,260	$1,317
KATE SPADE International	7,647	4,590
Adelington Design Group	1,864	531
Other (a)	3,224	683
Total	$25,995	$7,121

(a)	Other consists of unallocated corporate restructuring costs.

A summary rollforward of the liability for streamlining initiatives is as follows:

		Contract
	Payroll and	Termination
In thousands	Related Costs	Costs	Other Costs	Total
Balance at January 2, 2016	$2,338	$4,793	$3,378	$10,509
2016 spending	(2,278)	(810)	(2,238)	(5,326)
Balance at July 2, 2016	$60	$3,983	$1,140	$5,183

9.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
In thousands, except per share data	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
Income (loss) from continuing operations	$35,475	$(44,310)	$24,559	$9,249
Income (loss) from discontinued operations, net of income taxes	2,934	(2,370)	2,214	(708)
Net income (loss)	$38,409	$(46,680)	$26,773	$8,541

Basic weighted average shares outstanding	127,966	127,576	128,000	127,663
Stock options and nonvested shares (a)	922	—	1,140	768
Diluted weighted average shares outstanding	128,888	127,576	129,140	128,431

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.28	$(0.35)	$0.19	$0.07
Income (loss) from discontinued operations	$0.02	$(0.02)	$0.02	$—
Net income (loss)	$0.30	$(0.37)	$0.21	$0.07

Diluted
Income (loss) from continuing operations	$0.28	$(0.35)	$0.19	$0.07
Income (loss) from discontinued operations	$0.02	$(0.02)	$0.02	$—
Net income (loss)	$0.30	$(0.37)	$0.21	$0.07

(a)

Because the Company incurred a loss from continuing operations for the six months ended July 4, 2015, approximately 1.0 million outstanding stock options and approximately 2.0 million outstanding nonvested shares were considered antidilutive for such period, and excluded from the computation of diluted loss per share.

10.    ADDITIONAL FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the six months ended July 2, 2016 and July 4, 2015, net income tax payments were $1.2 million. During the six months ended July 2, 2016 and July 4, 2015, the Company made interest payments of $12.5 million and $8.6 million, respectively. The Company received interest payments of $9.4 million for the six months ended July 4, 2015, including outstanding interest and payment in kind under the Lucky Brand Note. As of July 2, 2016, January 2, 2016 and July 4, 2015, the Company accrued capital expenditures totaling $5.4 million, $8.1 million and $6.9 million, respectively.

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

With an equal partnership structure, the Company and Walton Brown actively manage the businesses together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company acquired a 60.0% interest in KSC (in which the Company already owned a 40.0% interest) from E-Land Fashion China Holdings Limited (“E-Land”), its former partner in China, for an aggregate payment of $36.0 million, comprised of $10.0 million to acquire E-Land’s interest in KSC and $26.0 million to terminate related contracts and (ii) the Company received a net $17.4 million from LCJG for their 50.0% interests in the joint ventures, subject to adjustments. As a result, the Company no longer consolidates the operations for the businesses in Hong Kong, Macau and Taiwan, which it acquired on February 5, 2014 and had net sales of approximately $6.4 million in 2015, through the transaction date. Upon closing of the KS HMT joint venture, $16.0 million of goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan and $14.0 million of net assets of KS HMT were reclassified to Investment in unconsolidated subsidiaries, which was included in Other Assets on the accompanying Condensed Consolidated Balance Sheets. The Company concluded the carrying values of the assets and liabilities for Hong Kong, Macau and Taiwan approximated fair value, due in part to the recent acquisition of those territories from Globalluxe Kate Spade HK Limited. Accordingly, no gain or loss was recorded on the formation of KS HMT. The $26.0 million charge incurred in the first quarter of 2015 to terminate contracts associated with the KSC joint venture is recorded in SG&A on the accompanying Condensed Consolidated Statement of Operations.

The Company accounts for its investments in the joint ventures under the equity method of accounting. The Company’s equity in losses of its equity investees was $3.2 million and $2.8 million during the six months ended July 2, 2016 and July 4, 2015, respectively, and $2.0 million for the three months ended July 2, 2016 and July 4, 2015. During the third quarter of 2015, the Company and Walton Brown each loaned $5.0 million to KSC. During the first quarter of 2016, the Company and Walton Brown each made additional loans of $0.7 million to KSC and $5.8 million to KS HMT. As of July 2, 2016, January 2, 2016 and July 4, 2015, the Company recorded $33.8 million, $28.1 million and $24.6 million, respectively, related to its Investments in and advances to unconsolidated subsidiaries, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with the Company’s former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. The Company does not allocate amounts reported below Operating income (loss) to its reportable segments, other than adjusted equity loss in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

			Adjusted
Dollars in thousands	Net Sales	% to Total	EBITDA	% of Sales
Six Months Ended July 2, 2016 (26 Weeks)
KATE SPADE North America	$490,055	82.5%	$71,980	14.7%
KATE SPADE International	92,300	15.5%	12,590	13.6%
Adelington Design Group	11,758	2.0%	3,107	26.4%
Totals	$594,113	100.0%

Six Months Ended July 4, 2015 (26 Weeks)
KATE SPADE North America	$431,316	80.4%	$55,853	12.9%
KATE SPADE International	93,186	17.4%	8,422	9.0%
Adelington Design Group	11,932	2.2%	1,601	13.4%
Totals	$536,434	100.0%

Three Months Ended July 2, 2016 (13 Weeks)
KATE SPADE North America	$271,378	84.9%	$47,393	17.5%
KATE SPADE International	43,417	13.6%	4,053	9.3%
Adelington Design Group	4,896	1.5%	922	18.8%
Totals	$319,691	100.0%

Three Months Ended July 4, 2015 (13 Weeks)
KATE SPADE North America	$235,730	83.9%	$37,781	16.0%
KATE SPADE International	40,718	14.4%	3,433	8.4%
Adelington Design Group	4,670	1.7%	(77)	(1.6)%
Totals	$281,118	100.0%

The following tables provide a reconciliation to Net Income (Loss):

	Six Months Ended		Three Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
In thousands	(26 Weeks)	(26 Weeks)	(13 Weeks)	(13 Weeks)
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$71,980	$55,853	$47,393	$37,781
KATE SPADE International (a)	12,590	8,422	4,053	3,433
Adelington Design Group	3,107	1,601	922	(77)
Total Reportable Segments Adjusted EBITDA	87,677	65,876	52,368	41,137
Depreciation and amortization, net (b)	(22,157)	(22,418)	(11,436)	(10,872)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(844)	(26,953)	(638)	(7,899)
Joint venture contract termination fee	—	(26,000)	—	—
Share-based compensation (d)	(16,156)	(12,756)	(8,246)	(6,753)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (e)	3,248	2,671	2,007	1,933
Operating Income (Loss)	51,768	(19,580)	34,055	17,546
Other expense, net (a)	(3,340)	(3,218)	(3,093)	(1,823)
Loss on settlement of note receivable	—	(9,873)	—	—
Interest expense, net	(9,933)	(8,708)	(4,937)	(5,344)
Provision for income taxes	3,020	2,931	1,466	1,130
Discontinued operations, net of income taxes	2,934	(2,370)	2,214	(708)
Net Income (Loss)	$38,409	$(46,680)	$26,773	$8,541

(a)

Amounts include equity in the adjusted losses of the Company’s equity method investees of $3.2 million and $2.7 million for the six months ended July 2, 2016 and July 4, 2015, respectively and $2.0 million and $1.9 million for the three months ended July 2, 2016 and July 4, 2015, respectively.

(b)	Excludes amortization included in Interest expense, net.
(c)	See Note 8 – Streamlining Initiatives for a discussion of streamlining charges.
(d)	Includes share-based compensation expense of $0.2 million in the six months ended July 4, 2015, that was classified as restructuring.
(e)	Excludes $0.1 million of joint venture restructuring expense included in equity losses in the six and three months ended July 4, 2015.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Six Months Ended July 2, 2016 (26 Weeks)
Domestic	$482,365	81.2%
International	111,748	18.8%
Total	$594,113	100.0%

Six Months Ended July 4, 2015 (26 Weeks)
Domestic	$427,181	79.6%
International	109,253	20.4%
Total	$536,434	100.0%

Three Months Ended July 2, 2016 (13 Weeks)
Domestic	$264,175	82.6%
International	55,516	17.4%
Total	$319,691	100.0%

Three Months Ended July 4, 2015 (13 Weeks)
Domestic	$229,597	81.7%
International	51,521	18.3%
Total	$281,118	100.0%

There were no significant changes in segment assets during the six months ended July 2, 2016.

12.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by its business in Japan. As of July 2, 2016, the Company had forward contracts maturing through September 2017 to sell 2.1 billion yen for $19.2 million. The Company also had option contracts maturing through December 2016 to sell 1.3 billion yen for $11.6 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of July 2, 2016, the Company had forward contracts to sell 5.1 billion yen for $49.0 million maturing through September 2016. Transaction (losses) gains of $(6.2) million and $0.7 million related to these derivative instruments were reflected within Other expense, net for the six months ended July 2, 2016 and July 4, 2015, respectively, and $(3.1) million and $1.1 million for the three months ended July 2, 2106 and July 4, 2015, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 2, 2016	Other current assets	$11,637	$8	Accrued expenses	$19,200	$1,924
January 2, 2016	Other current assets	26,612	1,017	Accrued expenses	—	—
July 4, 2015	Other current assets	42,012	2,770	Accrued expenses	3,000	57

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
July 2, 2016	Other current assets	$—	$—	Accrued expenses	$48,964	$892
January 2, 2016	Other current assets	—	—	Accrued expenses	42,156	354
July 4, 2015	Other current assets	—	—	Accrued expenses	32,234	342

The following table summarizes the effect of foreign currency exchange contracts designated as hedging instruments on the Condensed Consolidated Financial Statements:

		Location of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	in Accumulated	OCI into Operations	from Accumulated	Operations on
	OCI on Derivative	(Effective and	OCI into Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Six Months Ended July 2, 2016 (26 Weeks)	$(2,818)	Cost of goods sold	$407	$—
Six Months Ended July 4, 2015 (26 Weeks)	(792)	Cost of goods sold	342	—
Three Months Ended July 2, 2016 (13 Weeks)	(1,694)	Cost of goods sold	63	—
Three Months Ended July 4, 2015 (13 Weeks)	(213)	Cost of goods sold	(199)	—

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

Compensation expense related to the Company’s share-based payment awards totaled $16.2 million and $12.8 million for the six months ended July 2, 2016 and July 4, 2015, respectively, and $8.2 million and $6.8 million for the three months ended July 2, 2016 and July 4, 2015, respectively. Compensation expense for the six months ended July 4, 2015 included $0.2 million that was classified as restructuring.

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

Six Months Ended
Valuation Assumptions:	July 4, 2015
Weighted-average fair value of options granted	$15.92
Expected volatility	76.5%
Weighted-average volatility	58.7%
Expected term (in years)	4.2
Dividend yield	-
Risk-free rate	1.9%
Expected annual forfeiture	15.3%

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

A summary of award activity under stock option plans as of July 2, 2016 and changes therein during the six month period then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding January 2, 2016	905,883	$15.35	3.4	$5,686
Exercised	(37,500)	6.88		650
Cancelled/expired	(1,370)	35.30
Outstanding at July 2, 2016	867,013	$15.68	3.0	$6,918

Vested or expected to vest at July 2, 2016	843,103	$15.16	2.9	$6,918

Exercisable at July 2, 2016	739,760	$12.49	2.5	$6,918

As of July 2, 2016, there were approximately 0.1 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $15.91.

As of July 2, 2016, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the six month periods ended July 2, 2016 and July 4, 2015 was $2.3 million.

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

In 2016, the Company granted 452,922 performance shares that vest on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) ranking relative to the TSR’s of the S&P Mid-Cap 400 constituents as well as an earnings-based performance condition. The performance shares have a grant date fair value of $11.8 million that was calculated using a Monte Carlo simulation model.

In 2015, the other portion of the LTIP consisted of an award of 243,419 performance shares that vest on the third anniversary of the grant date. The performance shares have a grant date fair value of $9.1 million that was calculated using a Monte Carlo simulation model. For the six months ended July 2, 2016 and July 4, 2015, the following assumptions were used in determining fair value:

	Six Months Ended
Valuation Assumptions:	July 2, 2016	July 4, 2015
Weighted-average fair value	$25.99	$37.47
Expected volatility	42.5%	41.6%
Dividend yield	—	—
Risk-free rate	1.0%	1.0%
Weighted-average expected annual forfeiture	3.6%	4.1%

A summary of award activity under restricted stock plans as of July 2, 2016 and changes therein during the six month period then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 2, 2016	1,924,250	$44.31
Granted	1,125,970	24.19
Vested (a)	(116,266)	38.84
Cancelled (a)	(52,382)	46.19
Nonvested stock at July 2, 2016 (b)	2,881,572	$36.63

Expected to vest as of July 2, 2016	2,624,100	$37.18

(a)	Includes market share units granted to a group of key executives with the vesting of such units measured by the performance of the Company's stock price over the vesting period.
(b)

Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of July 2, 2016, there was $45.7 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the six month periods ended July 2, 2016 and July 4, 2015 was $4.5 million and $2.5 million, respectively.

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

Macroeconomic challenges and uncertainty continue to dampen consumer spending; job growth remains inconsistent, with stagnating real wages in certain markets in which we operate; consumer retail traffic remains inconsistent and the retail environment remains promotional. Furthermore, economic conditions in international markets in which we operate, including Asia, the United Kingdom and the remainder of continental Europe, remain uncertain and volatile. Economic conditions outside of our markets may also have a negative impact on the markets in which we operate. We are focusing on initiatives that drive margin improvement and continue to grow the kate spade new york brand through product category and geographic expansion across our four category pillars: women’s, men’s, children’s and home.

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

In the second quarter of 2015, we signed a distribution agreement for our operations in Latin America, including in Brazil. As part of these actions, we closed our Company-operated stores in Brazil during the third quarter of 2015 and no longer operate directly in Brazil.

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

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented. The initiatives relating to the KATE SPADE SATURDAY business, the JACK SPADE Company-owned stores and our directly operated business in Brazil did not represent a strategic shift in our operations and therefore were not reported as discontinued operations.

Overall Results for the Six Months Ended July 2, 2016

Net Sales

Net sales for the first half of 2016 were $594.1 million, an increase of $57.7 million or 10.8%, compared to 2015 net sales of $536.4 million. The increase reflected an increase in net sales in our KATE SPADE North America segment, partially offset by reduced net sales in our KATE SPADE International segment and our Adelington Design Group segment. The increase in net sales compared to the first half of 2015 includes period-over-period decreases of (i) $24.1 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $2.6 million.

Gross Profit and Income (Loss) from Continuing Operations

Gross profit for the first half of 2016 was $360.2 million, an increase of $34.0 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate decreased from 60.8% in 2015 to 60.6% in 2016. The decrease was primarily driven by a decrease in gross profit rate in our KATE SPADE North America segment outlet stores. These decreases were partially offset by (i) the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015; (ii) an increase in gross profit rate related to our KATE SPADE North America specialty retail stores; and (iii) an increase in penetration of our KATE SPADE North America e-commerce operations.

We recorded income from continuing operations of $35.5 million in the first six months of 2016, as compared to a loss from continuing operations of $(44.3) million in 2015. The period-over-period change primarily reflected: (i) a decrease in Selling, general & administrative expenses (“SG&A”); (ii) an increase in gross profit; and (iii) the absence in 2016 of a loss on settlement of note receivable of $9.9 million that was recorded in 2015.

Balance Sheet

We ended the first six months of 2016 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $87.5 million as compared to $166.0 million at the end of the first six months of 2015. The $78.5 million decrease in our net debt primarily reflected: (i) the generation of $160.7 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $56.0 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $11.5 million to the KSC and KS HMT Co., Limited (“KS HMT”) joint ventures.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

SIX MONTHS ENDED JULY 2, 2016 COMPARED TO SIX MONTHS ENDED JULY 4, 2015

The following table sets forth our operating results for the six months ended July 2, 2016 (comprised of 26 weeks) compared to the six months ended July 4, 2015 (comprised of 26 weeks):

	Six Months Ended		Variance
	July 2, 2016	July 4, 2015
Dollars in millions	(26 Weeks)	(26 Weeks)	$	%

Net Sales	$594.1	$536.4	$57.7	10.8%

Gross Profit	360.2	326.2	34.0	10.4%

Selling, general & administrative expenses	308.4	345.8	37.4	10.8%

Operating Income (Loss)	51.8	(19.6)	71.4	*

Other expense, net	(3.3)	(3.2)	(0.1)	(3.8)%

Loss on settlement of note receivable	—	(9.9)	9.9	*

Interest expense, net	(9.9)	(8.7)	(1.2)	(14.1)%

Provision for income taxes	3.1	2.9	(0.2)	(3.0)%

Income (Loss) from Continuing Operations	35.5	(44.3)	79.8	*

Discontinued operations, net of income taxes	2.9	(2.4)	5.3	*

Net Income (Loss)	$38.4	$(46.7)	$85.1	*

*Not meaningful.

Net Sales

Net sales for the first half of 2016 were $594.1 million, an increase of $57.7 million or 10.8%, compared to 2015 net sales of $536.4 million. The increase reflected an increase in net sales in our KATE SPADE North America segment, partially offset by reduced net sales in our KATE SPADE International segment and our Adelington Design Group segment. The increase in net sales compared to the first half of 2015 includes period-over-period decreases of (i) $24.1 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $2.6 million. Including e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 10.2% in the first six months of 2016; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 3.9% in the first six months of 2016.

Net sales results for our segments are provided below:

•

KATE SPADE North America net sales were $490.1 million, a 13.6% increase compared to 2015 net sales of $431.3 million, primarily reflecting increases across all channels of our kate spade new york brand. The increase in net sales compared to the first half of 2015 includes a period-over-period decrease of $12.8 million related to the KATE SPADE SATURDAY brand as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand.

We ended the first half of 2016 with 108 kate spade new york specialty retail stores and 65 outlet stores, reflecting the net addition of 11 kate spade new york specialty retail stores and 3 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

— Average retail square footage in the first half of 2016 was approximately 387 thousand square feet, a 10.1% increase compared to 2015; and

— Sales productivity was $645 per average square foot for the first half of 2016, an increase of 1.2% compared to the first half of 2015, on a constant currency basis. Sales productivity was $640 for the first half of 2015, on a reported basis.

•

KATE SPADE International net sales were $92.3 million, a 1.0% decrease compared to 2015 net sales of $93.2 million, primarily driven by a $9.6 million decrease related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar and our directly operated business in Brazil and a $6.4 million decrease related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture, partially offset by an increase in net sales in our Japan and Europe operations.

We ended the first half of 2016 with 25 kate spade new york specialty retail stores, 14 outlet stores and 55 concessions, reflecting the net addition over the last 12 months of 3 concession stores and 1 outlet store and the net reduction of 1 specialty retail store, including the closure of 7 specialty retail stores and 1 outlet store related to the wind-down of our directly operated business in Brazil. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

— Average retail square footage, including concessions, in the first half of 2016 was approximately 84 thousand square feet, an 18.4% increase compared to 2015; and

— Sales productivity was $746 per average square foot in the first half of 2016, a decrease of 12.0% compared to the first half of 2015, on a constant currency basis. Sales productivity was $795 for the first half of 2015, on a reported basis.

•

Adelington Design Group net sales were $11.8 million for the first six months of 2016, a decrease of $0.2 million, or 1.5%, compared to 2015, primarily related to a $1.7 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands and a $1.0 million decrease in our LIZWEAR brand, partially offset by a $2.5 million increase in the MONET and LIZ CLAIBORNE brands.

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

We provide comparable direct-to-consumer net sales as a key operating metric because we consider it an important supplemental measure of performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

We evaluate sales productivity based on net sales per average square foot, which is defined as net sales divided by the average of beginning and end of period gross square feet and excludes e-commerce net sales.

Gross Profit

Gross profit for the first half of 2016 was $360.2 million, an increase of $34.0 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate decreased from 60.8% in 2015 to

60.6% in 2016. The decrease was primarily driven by a decrease in gross profit rate in our KATE SPADE North America segment outlet stores. These decreases were partially offset by (i) the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015; (ii) an increase in gross profit rate related to our KATE SPADE North America specialty retail stores; and (iii) an increase in penetration of our KATE SPADE North America e-commerce operations.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A decreased $37.4 million, or 10.8%, to $308.4 million in the first half of 2016 compared to the first half of 2015. The decrease in SG&A reflected the following:

•	The absence of a $26.0 million charge incurred in 2015 to terminate contracts with our former joint venture partner in China;
•	The absence of $26.0 million of expenses incurred in 2015 associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•

A $6.7 million decrease in SG&A in our KATE SPADE International segment, including a reduction associated with the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and the wind-down of our Company-owned stores in Brazil;

•	A $1.6 million decrease in SG&A in our Adelington Design Group segment; and
•

A $22.9 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased compensation related expenses; (ii) increased e-commerce fees; and (iii) increased rent and other store operating expenses.

SG&A as a percentage of net sales was 51.9% in 2016, compared to 64.5% in 2015.

Operating Income (Loss)

Operating income for the first half of 2016 was $51.8 million (8.7% of net sales) compared to an operating loss of $(19.6) million ((3.7)% of net sales) in 2015.

Other Expense, Net

Other expense, net amounted to $3.3 million and $3.2 million in the six months ended July 2, 2016 and July 4, 2015, respectively, and consisted primarily of (i) equity in the losses of KSC and KS HMT of $3.2 million and $2.8 million, respectively, and (ii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In the first half of 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Interest Expense, Net

Interest expense, net was $9.9 million for the six months ended July 2, 2016 and $8.7 million for the six months ended July 4, 2015, primarily reflecting a net reduction of interest income of $1.7 million, driven by $2.1 million associated with the prepayment of the Lucky Brand Note in the first quarter of 2015.

Provision for Income Taxes

The income tax provision of $3.1 million and $2.9 million for the six months ended July 2, 2016 and July 4, 2015, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income (Loss) from Continuing Operations

Income from continuing operations in the first half of 2016 was $35.5 million, or 6.0% of net sales compared to a loss from continuing operations of $(44.3) million in the first half of 2015, or (8.3)% of net sales. Earnings per share (“EPS”), Basic and Diluted from continuing operations was $0.28 in 2016 and $(0.35) in 2015.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the first half of 2016 was $2.9 million, reflecting a gain on disposal of discontinued operations of $1.5 million and income from discontinued operations of $1.4 million. Loss from discontinued operations in the first half of 2015 was $(2.4) million, reflecting a loss on disposal of discontinued operations of $(1.5) million and a $(0.9) million loss from discontinued operations. EPS, Basic and Diluted from discontinued operations was $0.02 in 2016 and $(0.02) in 2015.

Net Income (Loss)

Net income in the first half of 2016 was $38.4 million compared to net loss of $(46.7) million in the first half of 2015. EPS, Basic and Diluted was $0.30 in 2016 and $(0.37) in 2015.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first half of 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated. We do not allocate amounts reported below Operating income (loss) to our reportable segments, other than adjusted equity loss in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Six Months Ended		Variance
	July 2, 2016	July 4, 2015
Dollars in thousands	(26 Weeks)	(26 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$71,980	$55,853	$16,127	28.9%
KATE SPADE International (a)	12,590	8,422	4,168	49.5%
Adelington Design Group	3,107	1,601	1,506	94.1%
Total Reportable Segments Adjusted EBITDA	87,677	65,876
Depreciation and amortization, net (b)	(22,157)	(22,418)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(844)	(26,953)
Joint venture contract termination fee	—	(26,000)
Share-based compensation (d)	(16,156)	(12,756)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (e)	3,248	2,671
Operating Income (Loss)	51,768	(19,580)
Other expense, net (a)	(3,340)	(3,218)
Loss on settlement of note receivable	—	(9,873)
Interest expense, net	(9,933)	(8,708)
Provision for income taxes	3,020	2,931
Discontinued operations, net of income taxes	2,934	(2,370)
Net Income (Loss)	$38,409	$(46,680)

(a)	Amounts include equity in the adjusted losses of our equity method investees of $3.2 million and $2.7 million in 2016 and 2015, respectively.
(b)	Excludes amortization included in Interest expense, net.
(c)	See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.
(d)	Includes share-based compensation expense of $0.2 million in 2015 that was classified as restructuring.
(e)	Excludes $0.1 million of joint venture restructuring expense included in equity losses in the six months ended July 4, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the six months ended July 2, 2016 and July 4, 2015 follows:

•

KATE SPADE North America Adjusted EBITDA for the first half of 2016 was $72.0 million (14.7% of net sales), compared to $55.9 million (12.9% of net sales) in 2015. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, e-commerce fees and rent and other store operating expenses.

•

KATE SPADE International Adjusted EBITDA for the first half of 2016 was $12.6 million (13.6% of net sales), compared to $8.4 million (9.0% of net sales) in 2015. The period-over-period increase reflected a decrease in SG&A primarily associated with the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and the wind-down of our Company-owned stores in Brazil and increased gross profit.

•

Adelington Design Group Adjusted EBITDA for the first half of 2016 was $3.1 million (26.4% of net sales), compared to Adjusted EBITDA of $1.6 million (13.4% of net sales) in 2015. The increase in Adjusted EBITDA reflected reduced SG&A, partially offset by decreased gross profit.

THREE MONTHS ENDED JULY 2, 2016 COMPARED TO THREE MONTHS ENDED JULY 4, 2015

The following table sets forth our operating results for the three months ended July 2, 2016 (comprised of 13 weeks) compared to the three months ended July 4, 2015 (comprised of 13 weeks):

	Three Months Ended		Variance
	July 2, 2016	July 4, 2015
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$319.7	$281.1	$38.6	13.7%

Gross Profit	190.7	171.5	19.2	11.2%

Selling, general & administrative expenses	156.6	154.0	(2.6)	(1.8)%

Operating Income	34.1	17.5	16.6	94.1%

Other expense, net	(3.1)	(1.8)	(1.3)	(69.6)%

Interest expense, net	(4.9)	(5.3)	0.4	7.6%

Provision for income taxes	1.5	1.1	(0.4)	(29.7)%

Income from Continuing Operations	24.6	9.3	15.3	165.5%

Discontinued operations, net of income taxes	2.2	(0.8)	3.0	*

Net Income	$26.8	$8.5	$18.3	213.5%

*      Not meaningful.

Net Sales

Net sales for the second quarter of 2016 were $319.7 million, an increase of $38.6 million, or 13.7%, compared to the second quarter of 2015, reflecting increases in net sales across all of our segments. The increase in net sales compared to 2015 includes a quarter-over-quarter decrease of $8.4 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $2.4 million. Comparable direct-to-consumer net sales for kate spade new york, including e-commerce, increased by 3.9% in the second quarter of 2016; excluding e-commerce net sales, comparable direct-to-consumer net sales increased by 1.1%.

•                  KATE SPADE North America net sales were $271.4 million for the second quarter of 2016, a 15.1% increase compared to 2015, reflecting increases across all channels of our kate spade new york brand. The increase in net sales compared to the second quarter of 2015 includes a quarter-over-quarter decrease of $3.9 million related to the KATE SPADE SATURDAY brand as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand. Key operating metrics for our kate spade new york North America retail operations included the following:

—           Average retail square footage in the second quarter of 2016 was approximately 391 thousand square feet, a 9.3% increase compared to 2015; and

—           Sales productivity was $374 per average square foot for the second quarter of 2016, a decrease of 0.9% compared to the second quarter of 2015, on a constant currency basis. Sales productivity was $378 for the second quarter of 2015, on a reported basis.

•                  KATE SPADE International net sales were $43.4 million for the second quarter of 2016, a 6.6% increase compared to 2015, primarily driven by an increase in net sales in our Japan and Europe operations. The increase in net sales compared to the second quarter of 2015 includes a quarter-over-quarter decrease of $4.5 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar and our directly operated business in Brazil. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

—           Average retail square footage in the second quarter of 2016 was approximately 87 thousand square feet, a 22.1% increase compared to 2015; and

—           Sales productivity was $352 per average square foot for the second quarter of 2016, a decrease of 13.5% compared to the second quarter of 2015, on a constant currency basis. Sales productivity was $367 for the second quarter of 2015, on a reported basis.

•                  Adelington Design Group net sales were $4.9 million for the second quarter of 2016, an increase of $0.2 million, or 4.8%, compared to 2015, primarily related to a $0.8 million increase in the MONET and LIZ CLAIBORNE brands, partially offset by a $0.6 million decrease in our LIZWEAR brand.

Gross Profit

Gross profit in the second quarter of 2016 was $190.7 million (59.7% of net sales), compared to $171.5 million (61.0% of net sales) in the second quarter of 2015. The increase in gross profit is primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments. The decrease in gross profit rate was primarily driven by (i) a decrease in gross profit rate in our KATE SPADE North America segment outlet stores and (ii) an increase in penetration of wholesale sales in our KATE SPADE North America segment. These decreases were partially offset by (i) an increase in gross profit rate related to our KATE SPADE North America specialty retail stores; and (ii) the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015.

Selling, General & Administrative Expenses

SG&A increased $2.6 million, or 1.8%, to $156.6 million in the second quarter of 2016 compared to the second quarter of 2015. The increase in SG&A reflected the following:

•                  An $11.7 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased compensation related expenses; (iii) increased rent and other store operating expenses; and (iii) increased e-commerce fees;

•	The absence of $7.5 million of expenses incurred in 2015 associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•	A $0.9 million decrease in SG&A in our Adelington Design Group segment; and
•	A $0.7 million decrease in SG&A in our KATE SPADE International segment.

Operating Income

Operating income for the second quarter of 2016 was $34.1 million (10.7% of net sales) compared to $17.5 million (6.2% of net sales) in 2015.

Other Expense, Net

Other expense, net amounted to $3.1 million and $1.8 million in the three months ended July 2, 2016 and July 4, 2015, respectively. Other expense, net consisted primarily of: (i) equity in the losses of KSC and KS HMT of $2.0 million; and (ii) foreign currency transaction gains and losses.

Interest Expense, Net

Interest expense, net was $4.9 million for the three months ended July 2, 2016, as compared to $5.3 million for the three months ended July 4, 2015, primarily reflecting an increase of interest income of $0.2 million.

Provision for Income Taxes

The income tax provision of $1.5 million and $1.1 million for the three months ended July 2, 2016 and July 4, 2015, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income from Continuing Operations

Income from continuing operations in the second quarter of 2016 was $24.6 million, or 7.7% of net sales, compared to $9.3 million in the second quarter of 2015, or 3.3% of net sales. EPS, Basic and Diluted from continuing operations was $0.19 in 2016 and $0.07 in 2015.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the second quarter of 2016 was $2.2 million, reflecting a gain on disposal of discontinued operations of $0.3 million and income from discontinued operations of $1.9 million. Loss from discontinued operations in the second quarter of 2015 was $(0.8) million, reflecting a loss on disposal of discontinued operations of $(0.8) million. EPS, Basic and Diluted from discontinued operations was $0.02 in 2016 and flat in 2015.

Net Income

Net income in the second quarter of 2016 was $26.8 million, compared to $8.5 million in the second quarter of 2015. EPS, Basic and Diluted was $0.21 in 2016 and $0.07 in 2015.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments are provided below.

	Three Months Ended		Variance
	July 2, 2016	July 4, 2015
Dollars in thousands	(13 Weeks)	(13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$47,393	$37,781	$9,612	25.4%
KATE SPADE International (a)	4,053	3,433	620	18.1%
Adelington Design Group	922	(77)	999	*
Total Reportable Segments Adjusted EBITDA	52,368	41,137
Depreciation and amortization, net (b)	(11,436)	(10,872)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(638)	(7,899)
Share-based compensation	(8,246)	(6,753)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (d)	2,007	1,933
Operating Income	34,055	17,546
Other expense, net (a)	(3,093)	(1,823)
Interest expense, net	(4,937)	(5,344)
Provision for income taxes	1,466	1,130
Discontinued operations, net of income taxes	2,214	(708)
Net Income	$26,773	$8,541

*      Not meaningful.

(a)         Amounts include equity in the adjusted losses of our equity method investees of $2.0 million and $1.9 million for the three months ended July 2, 2016 and July 4, 2015.

(b)         Excludes amortization included in Interest expense, net.

(c)         See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(d)         Excludes $0.1 million of joint venture restructuring expense included in equity losses in the three months ended July 4, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended July 2, 2016 and July 4, 2015 follows:

•                  KATE SPADE North America Adjusted EBITDA for the second quarter of 2016 was $47.4 million (17.5% of net sales), compared to $37.8 million (16.0% of net sales) in 2015. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in payroll related expenses, rent and other store operating expenses and increased e-commerce fees.

•                  KATE SPADE International Adjusted EBITDA for the second quarter of 2016 was $4.1 million (9.3% of net sales), compared to $3.4 million (8.4% of net sales) in 2015. The period-over-period increase primarily reflected reduced SG&A related to the wind-down of our Company-owned stores in Brazil and an increase in gross profit.

•                  Adelington Design Group Adjusted EBITDA for the second quarter of 2016 was $0.9 million (18.8% of net sales), and was flat ((1.6%) of net sales) in 2015. The increase in Adjusted EBITDA primarily reflected reduced SG&A.

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

Cash and Debt Balances. We ended the first half of 2016 with $306.5 million in cash and marketable securities, compared to $231.4 million at the end of the first half of 2015 and with $394.1 million of debt outstanding at the end of the first half of 2016, compared to $397.5 million at the end of the first half of 2015. The $78.5 million decrease in our net debt primarily reflected: (i) the generation of $160.7 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $56.0 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $11.5 million to the KSC and KS HMT joint ventures.

Accounts Receivable decreased $0.9 million, or 1.3%, at July 2, 2016 compared to July 4, 2015, primarily due to the impact of the wind-down of the KATE SPADE SATURDAY business and our Brazil operations. Accounts receivable decreased $32.4 million, or 33.5%, at July 2, 2016 compared to January 2, 2016, primarily reflecting the timing of wholesale shipments.

Inventories increased $29.1 million, or 15.4% at July 2, 2016 compared to July 4, 2015, primarily due to an increase in kate spade new york inventory to support growth initiatives. Inventories increased $25.6 million, or 13.3%, compared to January 2, 2016, primarily due to an increase in kate spade new york inventory to support growth initiatives and timing of wholesale shipments.

Borrowings under our ABL Facility peaked at $8.0 million during the first half of 2015. We had no outstanding borrowings under our ABL Facility at July 2, 2016 and July 4, 2015.

Net cash provided by operating activities of our continuing operations was $49.9 million the first half of 2016, compared to $9.7 million in first half of 2015. This $40.2 million period-over-period change was primarily due to increased earnings in 2016 compared to 2015 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), partially offset by an increase in cash outflows related to working capital items. The operating activities of our discontinued operations used $0.7 million and $10.1 million of cash in the six months ended July 2, 2016 and July 4, 2015, respectively.

Net cash (used in) provided by investing activities of our continuing operations was $(36.1) million in the first half of 2016, compared to $55.9 million in the first half of 2015. Net cash used in investing activities in the six months ended July 2, 2016 primarily reflected: (i) the use of $26.0 million for capital and in-store shop expenditures; (ii) the use of $6.5 million for loans to the KSC and KS HMT joint ventures; and (iii) a purchase price adjustment payment of $2.4 million to LCJG. Net cash provided by investing activities in the six months ended July 4, 2015 primarily reflected: (i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $19.9 million from LCJG for their interest in the joint ventures; (iii) the use of $30.3 million for capital and in-store shop expenditures; and (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC.

Net cash used in financing activities was $3.7 million in the first half of 2016, compared to $6.7 million in the first half of 2015. The $3.0 million period-over-period change primarily reflected a decrease in proceeds from the exercise of stock options of $2.2 million and the absence of a net $6.0 million repayment of borrowings under our ABL Facility in the first half of 2015.

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

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 113 such leases. As of July 2, 2016, the future aggregate payments under these leases amounted to $82.2 million and extended to various dates through 2025.

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

Debt consisted of the following:

In thousands	July 2, 2016	January 2, 2016	July 4, 2015
Term Loan credit facility (a)	$386,179	$388,667	$389,097
ABL Facility	—	—	—
Capital lease obligations	7,876	8,126	8,361
Total debt	$394,055	$396,793	$397,458

(a)	The balance as of July 2, 2016, January 2, 2016 and July 4, 2015 included aggregate unamortized debt discount and deferred financing fees of $5.8 million, $6.3 million and $6.9 million, respectively.

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

As of July 2, 2016, availability under our ABL Facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$277,102	$—	$10,512	$189,488	$169,488

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of July 2, 2016, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our business in Japan. As of July 2, 2016, we had forward contracts maturing through September 2017 to sell 2.1 billion yen for $19.2 million. We also had option contracts maturing through December 2016 to sell 1.3 billion yen for $11.6 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of July 2, 2016, we had forward contracts to sell 5.1 billion yen for $49.0 million maturing through September 2016. Transaction (losses) gains of $(6.2) million and $0.7 million related to these derivative instruments were reflected within Other expense, net for the six months ended July 2, 2016 and July 4, 2015, respectively, and $(3.1) million and $1.1 million for the three months ended July 2, 2016 and July 4, 2015, respectively.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. There were no significant changes in our critical accounting policies during the six months ended July 2, 2016. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of July 2, 2016, January 2, 2016 and July 4, 2015, our exposure to changing market rates related to our ABL Facility and the Term Loan credit facility was as follows:

Dollars in millions	July 2, 2016	January 2, 2016	July 4, 2015
ABL Facility	$—	$—	$—
Average interest rate	—	—	—

Term Loan credit facility	$392.0	$395.0	$396.0
Average interest rate	4.00%	4.00%	4.00%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended July 2, 2016. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at July 2, 2016.

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

As of July 2, 2016, we had forward contracts with net notional amounts of $68.2 million and option contracts of $11.6 million. Unrealized gains (losses) for outstanding foreign currency forward contracts and option contracts were $(2.8) million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $6.6 million at July 2, 2016. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $7.9 million at July 2, 2016. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our second fiscal quarter. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of July 2, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the second quarter ended July 2, 2016 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended July 2, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands)(a)	Paid Per Share	(In thousands)	(In thousands)(b)
April 3, 2016 — April 30, 2016	—	$—	—	$28,749
May 1, 2016 — June 4, 2016	—	—	—	28,749
June 5, 2016 — July 2, 2016	—	—	—	28,749
Total — 13 Weeks Ended July 2, 2016	—	$—	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
(b)

The Company initially announced the authorization of a share buyback program in December 1989. Since its inception, the Company’s Board of Directors has authorized the purchase under the program of an aggregate of $2.275 billion of the Company’s stock. The ABL Facility currently restricts the Company’s ability to repurchase stock.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3(a)	Restated Certificate of Incorporation of Registrant.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of President and Chief Operating Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(c)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b) *	Certification of President and Chief Operating Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(c)*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Taxonomy Extension Presentation Linkbase Document.

*A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:      August 3, 2016

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ George M. Carrara
	THOMAS LINKO		GEORGE M. CARRARA
	Chief Financial Officer		President and
	(principal financial officer and		Chief Operating Officer
principal accounting officer)