Form 10-Q
period 2016-10-01
Kate Spade & Co
filed 2016-11-02
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	October 1, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

Commission file number:  1-10689

KATE SPADE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at October 21, 2016 was 128,131,236 shares.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

October 1, 2016

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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, which could cause actual results to differ materially from those suggested by the forward-looking statements, including, without limitation:

•	our ability to successfully implement our long-term strategic plans;
•	general economic conditions in the United States, Asia, Europe, Canada and other parts of the world;
•	our exposure to currency fluctuations;
•	levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion accessories, apparel and related products such as ours;
•	changes in the cost of raw materials, occupancy, labor, advertising and transportation which could impact prices of our products;
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 1, 2016	January 2, 2016	October 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$308,101	$297,851	$219,659
Accounts receivable — trade, net	69,735	96,850	58,893
Inventories, net	262,622	191,879	248,407
Deferred income taxes	—	1,855	148
Other current assets	36,588	32,390	35,376
Total current assets	677,046	620,825	562,483

Property and Equipment, Net	179,272	173,963	177,333
Goodwill	56,654	48,730	48,790
Intangibles, Net	86,851	86,288	87,204
Deferred Income Taxes	3,755	1,241	53
Other Assets	47,373	44,550	41,438
Total Assets	$1,050,951	$975,597	$917,301

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$3,628	$3,625	$3,609
Accounts payable	120,633	109,327	132,174
Accrued expenses	117,738	151,680	145,749
Income taxes payable	1,733	1,655	1,236
Total current liabilities	243,732	266,287	282,768

Long-Term Debt	390,604	393,168	393,017
Other Non-Current Liabilities	51,584	52,021	49,998
Deferred Income Taxes	19,900	18,900	18,102
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	246,905	224,677	218,540
Retained earnings	1,221,067	1,155,838	1,096,896
Accumulated other comprehensive loss	(22,163)	(30,041)	(32,774)
	1,622,246	1,526,911	1,459,099
Common stock in treasury, at cost — 48,305,998, 48,544,175 and 48,751,968 shares	(1,277,115)	(1,281,690)	(1,285,683)
Total stockholders’ equity	345,131	245,221	173,416
Total Liabilities and Stockholders’ Equity	$1,050,951	$975,597	$917,301

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per common share data)

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net Sales	$910,641	$813,762	$316,528	$277,328

Cost of goods sold	362,526	317,743	128,600	107,514

Gross Profit	548,115	496,019	187,928	169,814

Selling, general & administrative expenses	459,245	503,282	150,826	157,497

Operating Income (Loss)	88,870	(7,263)	37,102	12,317

Other expense, net	(6,075)	(4,778)	(2,735)	(1,560)

Loss on settlement of note receivable	—	(9,873)	—	—

Interest expense, net	(14,853)	(13,982)	(4,920)	(5,274)

Income (Loss) Before Provision (Benefit) for Income Taxes	67,942	(35,896)	29,447	5,483

Provision (benefit) for income taxes	2,964	3,904	(56)	973

Income (Loss) from Continuing Operations	64,978	(39,800)	29,503	4,510

Discontinued operations, net of income taxes	3,057	(4,577)	123	(2,207)

Net Income (Loss)	$68,035	$(44,377)	$29,626	$2,303

Earnings (Loss) per Share:
Basic
Income (Loss) from Continuing Operations	$0.51	$(0.31)	$0.23	$0.04
Net Income (Loss)	$0.53	$(0.35)	$0.23	$0.02

Diluted
Income (Loss) from Continuing Operations	$0.50	$(0.31)	$0.23	$0.04
Net Income (Loss)	$0.53	$(0.35)	$0.23	$0.02

Weighted Average Shares, Basic	128,011	127,611	128,101	127,682
Weighted Average Shares, Diluted	129,077	127,611	129,451	128,118

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net Income (Loss)	$68,035	$(44,377)	$29,626	$2,303

Other Comprehensive Income (Loss), Net of Income Taxes:
Cumulative translation adjustment, net of income taxes of $0	8,433	(1,191)	(118)	1,023
Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	1,296	—	101	—
Change in fair value of cash flow hedging derivatives, net of income taxes of $(1,013), $(884), $128 and $(480), respectively	(1,851)	(1,597)	233	(867)
Comprehensive Income (Loss)	$75,913	$(47,165)	$29,842	$2,459

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 1, 2016	October 3, 2015
	(39 Weeks)	(39 Weeks)
Cash Flows from Operating Activities:
Net income (loss)	$68,035	$(44,377)
Adjustments to arrive at income (loss) from continuing operations	(3,057)	4,577
Income (loss) from continuing operations	64,978	(39,800)

Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	36,404	36,837
Loss on asset disposals and impairments, including streamlining initiatives, net	2,043	8,631
Share-based compensation	22,228	19,440
Loss on settlement of note receivable	—	9,873
Foreign currency transaction (gains) losses, net	(5,936)	609
Equity losses of equity investees	5,974	4,111
Other, net	40	(248)
Changes in assets and liabilities:
Decrease in accounts receivable - trade, net	29,202	30,588
Increase in inventories, net	(65,467)	(98,924)
(Increase) decrease in other current and non-current assets	(4,215)	7,740
Increase in accounts payable	9,999	46,642
Decrease in accrued expenses and other non-current liabilities	(34,244)	(7,512)
Net change in income tax assets and liabilities	764	1,331
Net cash used in operating activities of discontinued operations	(1,302)	(10,845)
Net cash provided by operating activities	60,468	8,473

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	—	816
Purchases of property and equipment	(37,031)	(40,775)
Proceeds from sales of joint venture interests, net	(2,350)	19,874
Investments in and advances to equity investees	(6,500)	(5,000)
Payment for joint venture interest	—	(10,000)
Payments for in-store merchandise shops	(1,478)	(4,858)
Net proceeds from settlement of note receivable	—	75,128
Purchase of trademarks	(1,200)	—
Other, net	—	347
Net cash provided by investing activities of discontinued operations	—	668
Net cash (used in) provided by investing activities	(48,559)	36,200

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	—	2,000
Repayment of borrowings under revolving credit agreement	—	(8,000)
Repayment of Term Loan	(3,000)	(3,000)
Principal payments under capital lease obligations	(380)	(339)
Proceeds from exercise of stock options	2,365	2,428
Payment of deferred financing fees	(835)	(1,159)
Net cash used in financing activities	(1,850)	(8,070)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	191	(988)

Net Change in Cash and Cash Equivalents	10,250	35,615
Cash and Cash Equivalents at Beginning of Period	297,851	184,044
Cash and Cash Equivalents at End of Period	$308,101	$219,659

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

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the third quarter of 2016, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

The Company completed its annual goodwill impairment tests as of the first day of the third quarter of 2016. No impairment was recognized as of that date.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On July 3, 2016, the first day of the Company’s third fiscal quarter, the Company prospectively adopted new accounting guidance on the balance sheet classification of deferred taxes, which eliminated the requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The Company prospectively presents its existing deferred tax balances as noncurrent.

On January 3, 2016, the first day of the Company’s 2016 fiscal year, the Company retrospectively adopted new accounting guidance on debt issuance costs and reclassified the carrying value of its debt issuance costs related to term loans issued under its term loan credit agreement, which mature in April 2021 (collectively, the “Term Loan”) from an asset to a direct reduction of the liability. Accordingly, prior periods have been conformed to the current period’s presentation. As of October 1, 2016, January 2, 2016 and October 3, 2015, the aggregate carrying value of the debt issuance costs related to the Term Loan was $4.1 million, $4.8 million and $5.0 million, respectively.

2.    DISCONTINUED OPERATIONS AND DISPOSALS

The Company completed the sale of Lucky Brand in February of 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax income (charges) of $1.7 million and $(1.4) million during the nine months ended October 1, 2016 and October 3, 2015, respectively, and $0.2 million and $0.1 million during the three months ended October 1, 2016 and October 3, 2015, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
In thousands	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)

Net sales	$—	$175	$—	$(12)

Income (loss) before benefit for income taxes	$1,374	$(3,468)	$(69)	$(2,680)
Benefit for income taxes	—	(269)	—	(328)
Income (loss) from discontinued operations, net of income taxes	$1,374	$(3,199)	$(69)	$(2,352)

Gain (loss) on disposal of discontinued operations, net of income taxes	$1,683	$(1,378)	$192	$145

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

The Company completed substantially all of the closures of its KATE SPADE SATURDAY operations and JACK SPADE retail stores in the second quarter of 2015. Although such dispositions were individually significant, they did not represent a strategic shift in the Company’s operations and were not reflected as discontinued operations. The Company recorded pretax losses of $21.1 million and $3.5 million during the nine and three months ended October 3, 2015, respectively, related to the KATE SPADE SATURDAY and JACK SPADE retail stores that were substantially disposed in the second quarter of 2015.

3.    STOCKHOLDERS’ EQUITY

Activity for the nine months ended October 1, 2016 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

			Common Stock
	Capital in Excess	Retained	in Treasury,
In thousands	of Par Value	Earnings	at Cost
Balance as of January 2, 2016	$224,677	$1,155,838	$(1,281,690)
Net income	—	68,035	—
Exercise of stock options	—	(263)	2,628
Restricted shares issued, net of cancellations and shares withheld for taxes	—	(2,543)	1,947
Share-based compensation	22,228	—	—
Balance as of October 1, 2016	$246,905	$1,221,067	$(1,277,115)

Activity for the nine months ended October 3, 2015 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

			Common Stock
	Capital in Excess	Retained	in Treasury,
In thousands	of Par Value	Earnings	at Cost
Balance as of January 3, 2015	$199,100	$1,145,643	$(1,291,583)
Net loss	—	(44,377)	—
Exercise of stock options	—	(1,919)	4,347
Restricted shares issued, net of cancellations and shares withheld for taxes	—	(2,451)	1,553
Share-based compensation	19,440	—	—
Balance as of October 3, 2015	$218,540	$1,096,896	$(1,285,683)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	October 1, 2016	January 2, 2016	October 3, 2015
Cumulative translation adjustment, net of income taxes of $0	$(20,325)	$(30,054)	$(33,287)
Unrealized (losses) gains on cash flow hedging derivatives, net of income taxes of $(1,005), $8 and $284, respectively	(1,838)	13	513
Accumulated other comprehensive loss, net of income taxes	$(22,163)	$(30,041)	$(32,774)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the nine months ended October 1, 2016:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of January 2, 2016	$(30,054)	$13
Other comprehensive income (loss) before reclassification	8,433	(1,934)
Amounts reclassified from accumulated other comprehensive (loss) income	1,296	83
Net current-period other comprehensive income (loss)	9,729	(1,851)
Balance as of October 1, 2016	$(20,325)	$(1,838)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the nine months ended October 3, 2015:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of January 3, 2015	$(32,096)	$2,110
Other comprehensive loss before reclassification	(1,191)	(853)
Amounts reclassified from accumulated other comprehensive income	—	(744)
Net current-period other comprehensive loss	(1,191)	(1,597)
Balance as of October 3, 2015	$(33,287)	$513

The following table presents the change in each component of Accumulated other comprehensive loss, net of income taxes for the three months ended October 1, 2016:

		Unrealized (Losses)
	Cumulative	Gains on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of July 2, 2016	$(20,308)	$(2,071)
Other comprehensive loss before reclassification	(118)	(114)
Amounts reclassified from accumulated other comprehensive loss	101	347
Net current-period other comprehensive (loss) income	(17)	233
Balance as of October 1, 2016	$(20,325)	$(1,838)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended October 3, 2015:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of July 4, 2015	$(34,310)	$1,380
Other comprehensive income (loss) before reclassification	1,023	(344)
Amounts reclassified from accumulated other comprehensive income	—	(523)
Net current-period other comprehensive income (loss)	1,023	(867)
Balance as of October 3, 2015	$(33,287)	$513

4.    INCOME TAXES

During the third quarter of 2016 and 2015, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits.

The Company’s provision for income taxes for the nine months ended October 1, 2016 and nine and three months ended October 3, 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The Company’s benefit for income taxes for the three months ended October 1, 2016 primarily represented a decrease in current tax on operations in certain jurisdictions.

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

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $0.7 million and $3.7 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of October 1, 2016, uncertain tax positions of $9.3 million existed, which would provide an effective rate impact in the future if subsequently recognized.

5.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	October 1, 2016	January 2, 2016	October 3, 2015
Term Loan credit facility, due April 2021 (a)	$386,486	$388,667	$388,381
Revolving credit facility	—	—	—
Capital lease obligations	7,746	8,126	8,245
Total debt	394,232	396,793	396,626
Less: Short-term borrowings (b)	3,628	3,625	3,609
Long-term debt	$390,604	$393,168	$393,017

(a)

The balance as of October 1, 2016, January 2, 2016 and October 3, 2015 included aggregate unamortized debt discount and deferred financing fees of $5.5 million, $6.3 million and $6.6 million, respectively.

(b)	At October 1, 2016, January 2, 2016 and October 3, 2015, the balance consisted of Term Loan amortization payments and obligations under capital leases.

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

As of October 1, 2016, availability under the Company’s ABL Facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$328,616	$—	$10,447	$189,553	$169,553

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

6.    FAIR VALUE MEASUREMENTS

The Company utilizes the following three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 –	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	October 1, 2016	January 2, 2016	October 3, 2015
Financial Assets:
Derivatives	$15	$1,017	$1,515
Financial Liabilities:
Derivatives	$(1,926)	$(354)	$(160)

The fair values of the Company’s Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments included volatilities, discount rates and estimated credit losses.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2016, based on such fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			Nine Months	Three Months
	Value as of	Reporting Date Using:			Ended	Ended
In thousands	October 1, 2016	Level 1	Level 2	Level 3	October 1, 2016	October 1, 2016
Property and equipment	$180	$—	$—	$180	$1,199	$1,199

As a result of the Company’s decision to close certain kate spade new york retail locations, the Company determined that a portion of the carrying values of such assets exceeded their fair values, resulting in impairment charges, which were recorded in Selling, general & administrative expenses (“SG&A”) on the accompanying Condensed Consolidated Statement of Operations.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

Total Losses
	Net Carrying	Fair Value Measured and Recorded at			Nine Months	Three Months
	Value as of	Reporting Date Using:			Ended	Ended
In thousands	October 3, 2015	Level 1	Level 2	Level 3	October 3, 2015	October 3, 2015
Property and equipment	$—	$—	$—	$—	$4,180	$—

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	October 1, 2016		January 2, 2016		October 3, 2015
		Carrying		Carrying		Carrying
In thousands	Fair Value	Value	Fair Value	Value	Fair Value	Value
Term Loan credit facility, due April 2021 (a)	$393,019	$386,486	$381,333	$388,667	$391,178	$388,381
ABL Facility (b)	—	—	—	—	—	—

(a)	Carrying values include aggregate unamortized debt discount and deferred financing fees.
(b)	Borrowings under the ABL Facility bear interest based on market rate; accordingly its fair value approximates its carrying value.

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

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 98 such leases. As of October 1, 2016, the future aggregate payments under these leases amounted to $74.2 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of October 1, 2016, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In thousands
2016	$528
2017	2,141
2018	2,194
2019	2,247
2020	2,300
Thereafter	10,781
Total	20,191
Less: Amounts representing interest and executory costs	(12,445)
Net present values	7,746
Less: Capital lease obligations included in short-term debt	(559)
Long-term capital lease obligations	$7,187

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

On January 29, 2015, the Company announced that it is focusing its business on kate spade new york. As part of this business model, the Company discontinued KATE SPADE SATURDAY as a standalone business. The Company also announced a new business model for JACK SPADE to leverage the distribution network of its retail partners and expand its e-commerce platform. As part of these actions, the Company completed the closure of JACK SPADE’s Company-owned stores, as well as the KATE SPADE SATURDAY Company-owned and three partnered store locations. These actions resulted in restructuring charges related to contract assignment and termination costs, severance and non-cash asset impairment charges and were substantially completed in the second quarter of 2015.

As a result of the closure of the Company’s former New York office as well as a reduction of office space in the Company’s office in North Bergen, NJ, the Company recorded charges related to asset impairment, contract terminations and other charges in 2014 and 2015.

The Company expects to pay approximately $1.3 million of accrued streamlining costs in the next 12 months. The Company does not expect any significant restructuring charges. For the nine months ended October 1, 2016, there were no charges incurred associated with the Company’s streamlining initiatives. For the nine months ended October 3, 2015, the Company recorded pretax charges of $33.0 million related to these initiatives, including $12.4 million of payroll and related costs, $11.2 million of contract termination costs, $7.4 million of asset write-downs and $2.0 million of other costs. Approximately $7.7 million of these charges were non-cash during the nine months ended October 3, 2015.

For the nine and three months ended October 3, 2015, respectively, expenses associated with the Company’s streamlining actions were primarily recorded in SG&A on the accompanying Condensed Consolidated Statements of Operations and impacted reportable segments and Other as follows:

	Nine Months Ended	Three Months Ended
	October 3, 2015	October 3, 2015
In thousands	(39 Weeks)	(13 Weeks)
KATE SPADE North America	$17,603	$4,343
KATE SPADE International	9,164	1,517
Adelington Design Group	1,835	(29)
Other (a)	4,423	1,199
Total	$33,025	$7,030

(a)	Other consists of unallocated corporate restructuring costs.

A summary rollforward of the liability for streamlining initiatives is as follows:

		Contract
	Payroll and	Termination
In thousands	Related Costs	Costs	Other Costs	Total
Balance at January 2, 2016	$2,338	$4,793	$3,378	$10,509
2016 spending	(2,325)	(1,231)	(2,193)	(5,749)
Balance at October 1, 2016	$13	$3,562	$1,185	$4,760

9.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share (“EPS”).

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
In thousands, except per share data	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
Income (loss) from continuing operations	$64,978	$(39,800)	$29,503	$4,510
Income (loss) from discontinued operations, net of income taxes	3,057	(4,577)	123	(2,207)
Net income (loss)	$68,035	$(44,377)	$29,626	$2,303

Basic weighted average shares outstanding	128,011	127,611	128,101	127,682
Stock options and nonvested shares (a)	1,066	—	1,350	436
Diluted weighted average shares outstanding	129,077	127,611	129,451	128,118

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$0.51	$(0.31)	$0.23	$0.04
Income (loss) from discontinued operations	$0.02	$(0.04)	$—	$(0.02)
Net income (loss)	$0.53	$(0.35)	$0.23	$0.02

Diluted
Income (loss) from continuing operations	$0.50	$(0.31)	$0.23	$0.04
Income (loss) from discontinued operations	$0.03	$(0.04)	$—	$(0.02)
Net income (loss)	$0.53	$(0.35)	$0.23	$0.02

(a)

Because the Company incurred a loss from continuing operations for the nine months ended October 3, 2015, approximately 0.9 million outstanding stock options and approximately 2.0 million outstanding nonvested shares were considered antidilutive for such period, and excluded from the computation of diluted loss per share.

10.    ADDITIONAL FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the nine months ended October 1, 2016 and October 3, 2015, net income tax payments were $2.2 million and $2.6 million, respectively. During the nine months ended October 1, 2016 and October 3, 2015, the Company made interest payments of $12.7 million and $13.0 million, respectively. The Company received interest payments of $9.4 million for the nine months ended October 3, 2015, including outstanding interest and payment in kind under the Lucky Brand Note. As of October 1, 2016, January 2, 2016 and October 3, 2015, the Company accrued capital expenditures totaling $7.9 million, $8.1 million and $11.1 million, respectively.

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

The Company accounts for its investments in the joint ventures under the equity method of accounting. The Company’s equity in losses of its equity investees was $6.0 million and $4.1 million during the nine months ended October 1, 2016 and October 3, 2015, respectively, and $2.7 million and $1.3 million for the three months ended October 1, 2016 and October 3, 2015, respectively. During the third quarter of 2015, the Company and Walton Brown each loaned $5.0 million to KSC. During the first quarter of 2016, the Company and Walton Brown each made additional loans of $0.7 million to KSC and $5.8 million to KS HMT. As of October 1, 2016, January 2, 2016 and October 3, 2015, the Company recorded $30.9 million, $28.1 million and $28.3 million, respectively, related to its Investments in and advances to unconsolidated subsidiaries, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

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

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first quarter of 2015 to terminate contracts with the Company’s former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated, other than non-cash share-based compensation expense. The Company does not allocate amounts reported below Operating income (loss) to its reportable segments, other than adjusted equity loss in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

			Adjusted
Dollars in thousands	Net Sales	% to Total	EBITDA	% of Sales
Nine Months Ended October 1, 2016 (39 Weeks)
KATE SPADE North America	$749,789	82.4%	$118,938	15.9%
KATE SPADE International	143,258	15.7%	17,877	12.5%
Adelington Design Group	17,594	1.9%	4,196	23.8%
Totals	$910,641	100.0%

Nine Months Ended October 3, 2015 (39 Weeks)
KATE SPADE North America	$659,809	81.1%	$86,566	13.1%
KATE SPADE International	136,056	16.7%	13,215	9.7%
Adelington Design Group	17,897	2.2%	2,728	15.2%
Totals	$813,762	100.0%

			Adjusted
Dollars in thousands	Net Sales	% to Total	EBITDA	% of Sales
Three Months Ended October 1, 2016 (13 Weeks)
KATE SPADE North America	$259,734	82.1%	$46,958	18.1%
KATE SPADE International	50,958	16.1%	5,287	10.4%
Adelington Design Group	5,836	1.8%	1,089	18.7%
Totals	$316,528	100.0%

Three Months Ended October 3, 2015 (13 Weeks)
KATE SPADE North America	$228,493	82.4%	$30,713	13.4%
KATE SPADE International	42,870	15.5%	4,793	11.2%
Adelington Design Group	5,965	2.1%	1,127	18.9%
Totals	$277,328	100.0%

The following tables provide a reconciliation to Net Income (Loss):

	Nine Months Ended		Three Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
In thousands	(39 Weeks)	(39 Weeks)	(13 Weeks)	(13 Weeks)
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$118,938	$86,566	$46,958	$30,713
KATE SPADE International (a)	17,877	13,215	5,287	4,793
Adelington Design Group	4,196	2,728	1,089	1,127
Total Reportable Segments Adjusted EBITDA	141,011	102,509	53,334	36,633
Depreciation and amortization, net (b)	(33,844)	(34,094)	(11,687)	(11,676)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(2,043)	(33,824)	(1,199)	(6,871)
Joint venture contract termination fee	—	(26,000)	—	—
Share-based compensation (d)	(22,228)	(19,440)	(6,072)	(6,684)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (e)	5,974	3,586	2,726	915
Operating Income (Loss)	88,870	(7,263)	37,102	12,317
Other expense, net (a)	(6,075)	(4,778)	(2,735)	(1,560)
Loss on settlement of note receivable	—	(9,873)	—	—
Interest expense, net	(14,853)	(13,982)	(4,920)	(5,274)
Provision (benefit) for income taxes	2,964	3,904	(56)	973
Discontinued operations, net of income taxes	3,057	(4,577)	123	(2,207)
Net Income (Loss)	$68,035	$(44,377)	$29,626	$2,303

(a)

Amounts include equity in the adjusted losses of the Company’s equity method investees of $6.0 million and $3.6 million for the nine months ended October 1, 2016 and October 3, 2015, respectively and $2.7 million and $0.9 million for the three months ended October 1, 2016 and October 3, 2015, respectively.

(b)	Excludes amortization included in Interest expense, net.
(c)	See Note 8 – Streamlining Initiatives for a discussion of streamlining charges.
(d)	Includes share-based compensation expense of $0.3 million and $0.1 million for the nine and three months ended October 3, 2015, respectively, that was classified as restructuring.
(e)	Excludes $0.5 million and $0.4 million of joint venture restructuring expense included in equity losses for the nine and three months ended October 3, 2015, respectively.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Nine Months Ended October 1, 2016 (39 Weeks)
Domestic	$732,688	80.5%
International	177,953	19.5%
Total	$910,641	100.0%

Nine Months Ended October 3, 2015 (39 Weeks)
Domestic	$650,239	79.9%
International	163,523	20.1%
Total	$813,762	100.0%

Three Months Ended October 1, 2016 (13 Weeks)
Domestic	$250,323	79.1%
International	66,205	20.9%
Total	$316,528	100.0%

Three Months Ended October 3, 2015 (13 Weeks)
Domestic	$223,058	80.4%
International	54,270	19.6%
Total	$277,328	100.0%

There were no significant changes in segment assets during the nine months ended October 1, 2016.

12.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by its business in Japan. As of October 1, 2016, the Company had forward contracts maturing through December 2017 to sell 2.6 billion yen for $23.9 million. The Company also had option contracts maturing through December 2016 to sell 0.6 billion yen for $5.8 million.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of October 1, 2016, the Company had forward contracts to sell 5.1 billion yen for $50.3 million maturing through December 2016. Transaction losses of $7.6 million and $0.1 million related to these derivative instruments were reflected within Other expense, net for the nine months ended October 1, 2016 and October 3, 2015, respectively, and $1.4 million and $0.8 million for the three months ended October 1, 2016 and October 3, 2015, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
October 1, 2016	Other current assets	$8,391	$15	Accrued expenses	$21,300	$1,711
January 2, 2016	Other current assets	26,612	1,017	Accrued expenses	—	—
October 3, 2015	Other current assets	32,912	1,515	Accrued expenses	2,200	93

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
October 1, 2016	Other current assets	$—	$—	Accrued expenses	$50,274	$215
January 2, 2016	Other current assets	—	—	Accrued expenses	42,156	354
October 3, 2015	Other current assets	—	—	Accrued expenses	33,303	67

The following table summarizes the effect of foreign currency exchange contracts designated as hedging instruments on the Condensed Consolidated Financial Statements:

		Location of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	in Accumulated	OCI into Operations	from Accumulated	Operations on
	OCI on Derivative	(Effective and	OCI into Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Nine Months Ended October 1, 2016 (39 Weeks)	$(2,993)	Cost of goods sold	$(129)	$—
Nine Months Ended October 3, 2015 (39 Weeks)	(1,326)	Cost of goods sold	1,156	—
Three Months Ended October 1, 2016 (13 Weeks)	(175)	Cost of goods sold	(536)	—
Three Months Ended October 3, 2015 (13 Weeks)	(534)	Cost of goods sold	813	—

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

Compensation expense related to the Company’s share-based payment awards totaled $22.2 million and $19.4 million for the nine months ended October 1, 2016 and October 3, 2015, respectively, and $6.1 million and $6.6 million for the three months ended October 1, 2016 and October 3, 2015, respectively. Compensation expense for the nine and three months ended October 3, 2015 included $0.3 million and $0.1 million, respectively, that was classified as restructuring.

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

A summary of award activity under stock option plans as of October 1, 2016 and changes therein during the nine month period then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding January 2, 2016	905,883	$15.35	3.4	$5,686
Exercised	(136,875)	17.28		719
Cancelled/expired	(11,348)	24.97
Outstanding at October 1, 2016	757,660	$14.86	2.6	$4,948

Vested or expected to vest at October 1, 2016	739,220	$14.38	2.5	$4,948

Exercisable at October 1, 2016	632,072	$11.00	2.0	$4,948

As of October 1, 2016, there were approximately 0.1 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $15.90.

As of October 1, 2016, there was $1.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the nine month periods ended October 1, 2016 and October 3, 2015 was $2.3 million.

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

In 2015, the other portion of the LTIP consisted of an award of 243,419 performance shares that vest on the third anniversary of the grant date. The performance shares have a grant date fair value of $9.1 million that was calculated using a Monte Carlo simulation model. For the nine months ended October 1, 2016 and October 3, 2015, the following assumptions were used in determining fair value:

	Nine Months Ended
Valuation Assumptions:	October 1, 2016	October 3, 2015
Weighted-average fair value	$25.99	$37.47
Expected volatility	42.5%	41.6%
Dividend yield	—	—
Risk-free rate	1.0%	1.0%
Weighted-average expected annual forfeiture	3.6%	4.1%

A summary of award activity under restricted stock plans as of October 1, 2016 and changes therein during the nine month period then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 2, 2016	1,924,250	$44.31
Granted	1,146,862	24.14
Vested (a)	(124,516)	38.27
Cancelled (a)	(98,942)	40.34
Nonvested stock at October 1, 2016 (b)	2,847,654	$36.59

Expected to vest as of October 1, 2016	2,643,853	$37.03

(a)	Includes market share units granted to a group of key executives with the vesting of such units measured by the performance of the Company's stock price over the vesting period.
(b)

Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of October 1, 2016, there was $33.4 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during the nine month periods ended October 1, 2016 and October 3, 2015 was $4.8 million and $2.2 million, respectively.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, new accounting guidance was issued which clarifies the classification of certain cash receipts and payments on the statement of cash flows. This guidance is effective for interim and annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

In March 2016, new accounting guidance was issued on share-based compensation, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for interim and annual periods beginning on or after December 15, 2016. The impact on the financial statements upon adoption of the new guidance will depend on unpredictable future events, including the timing and value realized upon vesting of shares versus the fair value when those shares were granted, as well as the Company’s valuation allowance on deferred tax assets.

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

Recent Developments and Operational Initiatives

In September 2016, we entered into a global licensing agreement with Perfume Center of America, Inc. (“PCA”) for the design, development and distribution of kate spade new york fragrances through 2023. Upon transition of the business to PCA, we will earn royalty income under this arrangement and no longer sell fragrance products through our wholesale channel.

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

In the first quarter of 2015, we entered a global licensing agreement with Fossil Group, Inc. (“Fossil”) for the design, development and distribution of kate spade new york watches through 2025. The first collection of watches designed, developed and distributed in collaboration with us launched in the third quarter of 2016. Accordingly, we now earn royalty income under the agreement with Fossil and no longer sell watches through our wholesale channel.

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

Overall Results for the Nine Months Ended October 1, 2016

Net Sales

Net sales for the first nine months of 2016 were $910.6 million, an increase of $96.8 million or 11.9%, compared to 2015 net sales of $813.8 million. The increase primarily reflected increases in net sales in our KATE SPADE North America segment and our KATE SPADE International segment. The increase in net sales compared to the first nine months of 2015 includes period-over-period decreases of (i) $26.2 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $6.6 million.

Gross Profit and Income (Loss) from Continuing Operations

Gross profit for the first nine months of 2016 was $548.1 million, an increase of $52.1 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America segment and our KATE SPADE International segment. Our gross profit rate decreased from 61.0% in 2015 to 60.2% in 2016, which was primarily driven by a decrease in gross profit rate in our KATE SPADE North America segment outlet stores. The decrease in gross profit rate was partially offset by: (i) the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015; (ii) an increase in penetration of our KATE SPADE North America e-commerce operations; and (iii) an increase in gross profit rate related to our KATE SPADE North America specialty retail stores.

We recorded income from continuing operations of $65.0 million in the first nine months of 2016, as compared to a loss from continuing operations of $(39.8) million in 2015. The period-over-period change primarily reflected: (i) an increase in gross profit; (ii) a decrease in Selling, general & administrative expenses (“SG&A”); and (iii) the absence in 2016 of a loss on settlement of note receivable of $9.9 million that was recorded in 2015.

Balance Sheet

We ended the first nine months of 2016 with a net debt position (total debt less cash and cash equivalents and marketable securities) of $86.1 million as compared to $177.0 million at the end of the first nine months of 2015. The $90.9 million decrease in our net debt primarily reflected: (i) the generation of $163.0 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $53.1 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $6.5 million to the KSC and KS HMT Co., Limited (“KS HMT”) joint ventures.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

NINE MONTHS ENDED OCTOBER 1, 2016 COMPARED TO NINE MONTHS ENDED OCTOBER 3, 2015

The following table sets forth our operating results for the nine months ended October 1, 2016 (comprised of 39 weeks) compared to the nine months ended October 3, 2015 (comprised of 39 weeks):

	Nine Months Ended		Variance
	October 1, 2016	October 3, 2015
Dollars in millions	(39 Weeks)	(39 Weeks)	$	%

Net Sales	$910.6	$813.8	$96.8	11.9%

Gross Profit	548.1	496.0	52.1	10.5%

Selling, general & administrative expenses	459.2	503.3	44.1	8.8%

Operating Income (Loss)	88.9	(7.3)	96.2	*

Other expense, net	(6.0)	(4.8)	(1.2)	(27.1)%

Loss on settlement of note receivable	—	(9.9)	9.9	*

Interest expense, net	(14.9)	(14.0)	(0.9)	(6.2)%

Provision for income taxes	3.0	3.8	0.8	24.1%

Income (Loss) from Continuing Operations	65.0	(39.8)	104.8	*

Discontinued operations, net of income taxes	3.0	(4.6)	7.6	*

Net Income (Loss)	$68.0	$(44.4)	$112.4	*

*Not meaningful.

Net Sales

Net sales for the first nine months of 2016 were $910.6 million, an increase of $96.8 million or 11.9%, compared to 2015 net sales of $813.8 million. The increase primarily reflected increases in net sales in our KATE SPADE North America segment and our KATE SPADE International segment. The increase in net sales compared to the first nine months of 2015 includes period-over-period decreases of (i) $26.2 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $6.6 million. Including e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 8.9% in the first nine months of 2016; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 2.5% in the first nine months of 2016.

Net sales results for our segments are provided below:

•

KATE SPADE North America net sales were $749.8 million, a 13.6% increase compared to 2015 net sales of $659.8 million, primarily reflecting increases across all channels of our kate spade new york brand. The increase in net sales compared to the first nine months of 2015 includes a period-over-period decrease of $13.0 million related to the KATE SPADE SATURDAY brand as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand.

We ended the first nine months of 2016 with 108 kate spade new york specialty retail stores and 67 outlet stores, reflecting the net addition of 7 kate spade new york specialty retail stores and 4 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

— Average retail square footage in the first nine months of 2016 was approximately 392 thousand square feet, a 9.9% increase compared to 2015; and

— Sales productivity was $1,000 per average square foot for the first nine months of 2016, an increase of 1.2% compared to the first nine months of 2015, on a constant currency basis. Sales productivity was $990 for the first nine months of 2015, on a reported basis.

•

KATE SPADE International net sales were $143.3 million, a 5.3% increase compared to 2015 net sales of $136.1 million, primarily driven by an increase in net sales in our Japan and Europe operations, partially offset by an $11.5 million decrease related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and a $6.4 million decrease related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $7.8 million.

We ended the first nine months of 2016 with 25 kate spade new york specialty retail stores, 14 outlet stores and 54 concessions, reflecting the net addition over the last 12 months of 5 specialty retail stores, 2 concession stores and 1 outlet store. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

— Average retail square footage, including concessions, in the first nine months of 2016 was approximately 85 thousand square feet, a 17.8% increase compared to 2015; and

— Sales productivity was $1,111 per average square foot in the first nine months of 2016, a decrease of 13.6% compared to the first nine months of 2015, on a constant currency basis. Sales productivity was $1,176 for the first nine months of 2015, on a reported basis.

•

Adelington Design Group net sales were $17.6 million for the first nine months of 2016, a decrease of $0.3 million, or 1.7%, compared to 2015, primarily related to a $2.0 million decrease in our LIZWEAR brand and a $1.7 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands, partially offset by a $3.4 million increase in the MONET and LIZ CLAIBORNE brands.

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

Gross Profit

Gross profit for the first nine months of 2016 was $548.1 million, an increase of $52.1 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America segment and KATE SPADE International segment. Our gross profit rate decreased from 61.0% in 2015 to 60.2% in 2016, which was primarily driven by a decrease in gross profit rate in our KATE SPADE North America segment outlet stores. The decrease in gross profit rate was partially offset by: (i) the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015; (ii) an increase in penetration of our KATE SPADE North America e-commerce operations; and (iii) an increase in gross profit rate related to our KATE SPADE North America specialty retail stores.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A decreased $44.1 million, or 8.8%, to $459.2 million in the first nine months of 2016 compared to the first nine months of 2015. The decrease in SG&A reflected the following:

•	The absence of $32.7 million of expenses incurred in 2015 associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•	The absence of a $26.0 million charge incurred in 2015 to terminate contracts with our former joint venture partner in China;
•	An $8.1 million decrease in SG&A in our KATE SPADE International segment, including a reduction associated with the wind-down of our Company-owned stores in Brazil;
•	A $1.7 million decrease in SG&A in our Adelington Design Group segment; and
•

A $24.4 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting increased e-commerce fees, rent and other store operating expenses.

SG&A as a percentage of net sales was 50.4% in 2016, compared to 61.8% in 2015.

Operating Income (Loss)

Operating income for the first nine months of 2016 was $88.9 million (9.8% of net sales) compared to an operating loss of $(7.3) million ((0.9)% of net sales) in 2015.

Other Expense, Net

Other expense, net amounted to $6.0 million and $4.8 million in the nine months ended October 1, 2016 and October 3, 2015, respectively, and consisted primarily of (i) equity in the losses of KSC and KS HMT of $6.0 million and $4.1 million, respectively, and (ii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In the first nine months of 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Interest Expense, Net

Interest expense, net was $14.9 million for the nine months ended October 1, 2016 and $14.0 million for the nine months ended October 3, 2015, primarily reflecting a net reduction of interest income of $1.5 million, driven by $2.1 million associated with the prepayment of the Lucky Brand Note in the first quarter of 2015.

Provision for Income Taxes

The income tax provision of $3.0 million and $3.8 million for the nine months ended October 1, 2016 and October 3, 2015, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income (Loss) from Continuing Operations

Income from continuing operations in the first nine months of 2016 was $65.0 million, or 7.1% of net sales compared to a loss from continuing operations of $(39.8) million in the first nine months of 2015, or (4.9)% of net sales. Earnings per share (“EPS”), Basic from continuing operations was $0.51 in 2016 and $(0.31) in 2015. EPS, Diluted from continuing operations was $0.50 in 2016 and $(0.31) in 2015.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the first nine months of 2016 was $3.0 million, reflecting a gain on disposal of discontinued operations of $1.7 million and income from discontinued operations of $1.3 million. Loss from discontinued operations in the first nine months of 2015 was $(4.6) million, reflecting a loss on disposal of discontinued operations of

$(1.4) million and a $(3.2) million loss from discontinued operations. EPS, Basic from discontinued operations was $0.02 in 2016 and $(0.04) in 2015. EPS, Diluted from discontinued operations was $0.03 in 2016 and $(0.04) in 2015.

Net Income (Loss)

Net income in the first nine months of 2016 was $68.0 million compared to net loss of $(44.4) million in the first nine months of 2015. EPS, Basic and Diluted was $0.53 in 2016 and $(0.35) in 2015.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in the first nine months of 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated, other than non-cash share-based compensation expense. We do not allocate amounts reported below Operating income (loss) to our reportable segments, other than adjusted equity loss in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Nine Months Ended		Variance
	October 1, 2016	October 3, 2015
Dollars in thousands	(39 Weeks)	(39 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$118,938	$86,566	$32,372	37.4%
KATE SPADE International (a)	17,877	13,215	4,662	35.3%
Adelington Design Group	4,196	2,728	1,468	53.8%
Total Reportable Segments Adjusted EBITDA	141,011	102,509
Depreciation and amortization, net (b)	(33,844)	(34,094)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(2,043)	(33,824)
Joint venture contract termination fee	—	(26,000)
Share-based compensation (d)	(22,228)	(19,440)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (e)	5,974	3,586
Operating Income (Loss)	88,870	(7,263)
Other expense, net (a)	(6,075)	(4,778)
Loss on settlement of note receivable	—	(9,873)
Interest expense, net	(14,853)	(13,982)
Provision for income taxes	2,964	3,904
Discontinued operations, net of income taxes	3,057	(4,577)
Net Income (Loss)	$68,035	$(44,377)

(a)	Amounts include equity in the adjusted losses of our equity method investees of $6.0 million and $3.6 million in 2016 and 2015, respectively.
(b)	Excludes amortization included in Interest expense, net.
(c)	See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.
(d)	Includes share-based compensation expense of $0.3 million in 2015 that was classified as restructuring.
(e)	Excludes $0.5 million of joint venture restructuring expense included in equity losses for the nine months ended October 3, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the nine months ended October 1, 2016 and October 3, 2015 follows:

•

KATE SPADE North America Adjusted EBITDA for the first nine months of 2016 was $118.9 million (15.9% of net sales), compared to $86.6 million (13.1% of net sales) in 2015. The period-over-period increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including an increase in e-commerce fees, rent and other store operating expenses.

•

KATE SPADE International Adjusted EBITDA for the first nine months of 2016 was $17.9 million (12.5% of net sales), compared to $13.2 million (9.7% of net sales) in 2015. The period-over-period increase reflected a decrease in SG&A primarily associated with the wind-down of our Company-owned stores in Brazil and increased gross profit, partially offset by increased equity losses in our equity method investees.

•

Adelington Design Group Adjusted EBITDA for the first nine months of 2016 was $4.2 million (23.8% of net sales), compared to Adjusted EBITDA of $2.7 million (15.2% of net sales) in 2015. The increase in Adjusted EBITDA reflected reduced SG&A, partially offset by decreased gross profit.

THREE MONTHS ENDED OCTOBER 1, 2016 COMPARED TO THREE MONTHS ENDED OCTOBER 3, 2015

The following table sets forth our operating results for the three months ended October 1, 2016 (comprised of 13 weeks) compared to the three months ended October 3, 2015 (comprised of 13 weeks):

	Three Months Ended		Variance
	October 1, 2016	October 3, 2015
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$316.5	$277.4	$39.1	14.1%

Gross Profit	187.9	169.8	18.1	10.7%

Selling, general & administrative expenses	150.8	157.5	6.7	4.2%

Operating Income	37.1	12.3	24.8	*

Other expense, net	(2.8)	(1.6)	(1.2)	(75.4)%

Interest expense, net	(4.9)	(5.3)	0.4	6.7%

(Benefit) provision for income taxes	(0.1)	0.9	1.0	*

Income from Continuing Operations	29.5	4.5	25.0	*

Discontinued operations, net of income taxes	0.1	(2.2)	2.3	*

Net Income	$29.6	$2.3	$27.3	*

*      Not meaningful.

Net Sales

Net sales for the third quarter of 2016 were $316.5 million, an increase of $39.1 million, or 14.1%, compared to the third quarter of 2015, primarily reflecting increases in net sales in our KATE SPADE North America segment and our KATE SPADE International segment. The increase in net sales compared to 2015 includes a quarter-over-quarter decrease of $2.1 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $4.0 million. Comparable direct-to-consumer net sales for kate spade new york, including e-commerce, increased by 6.7% in the third quarter of 2016; excluding e-commerce net sales, comparable direct-to-consumer net sales were flat compared to the third quarter of 2015.

•                   KATE SPADE North America net sales were $259.7 million for the third quarter of 2016, a 13.7% increase compared to 2015, reflecting increases across all channels of our kate spade new york brand. The increase in net sales compared to the third quarter of 2015 includes a quarter-over-quarter decrease of $0.2 million related to the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores. Key operating metrics for our kate spade new york North America retail operations included the following:

—           Average retail square footage in the third quarter of 2016 was approximately 403 thousand square feet, a 9.6% increase compared to 2015; and

—           Sales productivity was $354 per average square foot for the third quarter of 2016, an increase of 1.2% compared to the third quarter of 2015, on a constant currency basis. Sales productivity was $350 for the third quarter of 2015, on a reported basis.

•                  KATE SPADE International net sales were $51.0 million for the third quarter of 2016, an 18.9% increase compared to 2015, primarily driven by an increase in net sales in our Japan and Europe operations. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $3.9 million. The increase in net sales compared to the third quarter of 2015 includes a quarter-over-quarter decrease of $1.9 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

—           Average retail square footage in the third quarter of 2016 was approximately 87 thousand square feet, a 16.6% increase compared to 2015; and

—           Sales productivity was $365 per average square foot for the third quarter of 2016, a decrease of 16.7% compared to the third quarter of 2015, on a constant currency basis. Sales productivity was $381 for the third quarter of 2015, on a reported basis.

•                  Adelington Design Group net sales were $5.8 million for the third quarter of 2016, a decrease of $0.1 million, or 2.2%, compared to 2015, primarily related to a $1.0 million decrease in our LIZWEAR brand, partially offset by a $0.9 million increase in the MONET and LIZ CLAIBORNE brands.

Gross Profit

Gross profit in the third quarter of 2016 was $187.9 million (59.4% of net sales), compared to $169.8 million (61.2% of net sales) in the third quarter of 2015. The increase in gross profit is primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments. The decrease in gross profit rate was primarily driven by a reduced gross profit rate in our KATE SPADE North America segment outlet stores and, to a lesser extent, in our KATE SPADE International segment. The decrease in gross profit rate was partially offset by an increase in gross profit rate related to our KATE SPADE North America specialty retail stores and an increase in penetration of our KATE SPADE North America e-commerce operations.

Selling, General & Administrative Expenses

SG&A decreased $6.7 million, or 4.2%, to $150.8 million in the third quarter of 2016 compared to the third quarter of 2015. The decrease in SG&A reflected the following:

•	The absence of $6.7 million of expenses incurred in 2015 associated with our streamlining initiatives, brand-exiting activities and acquisition related costs;
•	A $1.4 million decrease in SG&A in our KATE SPADE International segment;
•	A $0.1 million decrease in SG&A in our Adelington Design Group segment; and
•

A $1.5 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct-to-consumer expansion reflecting: (i) increased rent and other store operating expenses; and (ii) increased e-commerce fees, partially offset by a reduction in payroll related expenses.

SG&A as a percentage of net sales was 47.7% in the third quarter of 2016, compared to 56.8% in 2015.

Operating Income

Operating income for the third quarter of 2016 was $37.1 million (11.7% of net sales) compared to $12.3 million (4.4% of net sales) in 2015.

Other Expense, Net

Other expense, net amounted to $2.8 million and $1.6 million in the three months ended October 1, 2016 and October 3, 2015, respectively. Other expense, net consisted primarily of: (i) equity in the losses of KSC and KS HMT of $2.7 million and $1.3 million, respectively, and (ii) foreign currency transaction gains and losses.

Interest Expense, Net

Interest expense, net was $4.9 million for the three months ended October 1, 2016, as compared to $5.3 million for the three months ended October 3, 2015, primarily reflecting an increase in interest income of $0.2 million.

(Benefit) Provision for Income Taxes

The income tax benefit of $(0.1) million for the three months ended October 1, 2016 primarily represented a decrease in current tax on operations in certain jurisdictions. The income tax provision of $0.9 million for the three months ended October 3, 2015 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

Income from Continuing Operations

Income from continuing operations in the third quarter of 2016 was $29.5 million, or 9.3% of net sales, compared to $4.5 million in the third quarter of 2015, or 1.6% of net sales. EPS, Basic and Diluted from continuing operations was $0.23 in 2016 and $0.04 in 2015.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the third quarter of 2016 was $0.1 million, reflecting a gain on disposal of discontinued operations of $0.2 million and a loss from discontinued operations of $(0.1) million. Loss from discontinued operations in the third quarter of 2015 was $(2.2) million, reflecting a loss from discontinued operations of $(2.3) million and a gain on disposal of discontinued operations of $0.1 million. EPS, Basic and Diluted from discontinued operations was flat in 2016 and $(0.02) in 2015.

Net Income

Net income in the third quarter of 2016 was $29.6 million, compared to $2.3 million in the third quarter of 2015. EPS, Basic and Diluted was $0.23 in 2016 and $0.02 in 2015.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is provided below.

	Three Months Ended		Variance
	October 1, 2016	October 3, 2015
Dollars in thousands	(13 Weeks)	(13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$46,958	$30,713	$16,245	52.9%
KATE SPADE International (a)	5,287	4,793	494	10.3%
Adelington Design Group	1,089	1,127	(38)	(3.4)%
Total Reportable Segments Adjusted EBITDA	53,334	36,633
Depreciation and amortization, net (b)	(11,687)	(11,676)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(1,199)	(6,871)
Share-based compensation (d)	(6,072)	(6,684)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (e)	2,726	915
Operating Income	37,102	12,317
Other expense, net (a)	(2,735)	(1,560)
Interest expense, net	(4,920)	(5,274)
(Benefit) provision for income taxes	(56)	973
Discontinued operations, net of income taxes	123	(2,207)
Net Income	$29,626	$2,303

(a)         Amounts include equity in the adjusted losses of our equity method investees of $2.7 million and $0.9 million for the three months ended October 1, 2016 and October 3, 2015.

(b)         Excludes amortization included in Interest expense, net.

(c)         See Note 8 of Notes to Condensed Consolidated Financial Statements for a discussion of streamlining charges.

(d)         Includes share-based compensation expense of $0.1 million in 2015 that was classified as restructuring.

(e)         Excludes $0.4 million of joint venture restructuring expense included in equity losses for the three months ended October 3, 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended October 1, 2016 and October 3, 2015 follows:

•                  KATE SPADE North America Adjusted EBITDA for the third quarter of 2016 was $47.0 million (18.1% of net sales), compared to $30.7 million (13.4% of net sales) in 2015. The period-over-period increase reflected an increase in gross profit and a reduction in payroll related expenses, as discussed above, partially offset by an increase in SG&A related to direct-to-consumer expansion, including rent and other store operating expenses and increased e-commerce fees.

•                  KATE SPADE International Adjusted EBITDA for the third quarter of 2016 was $5.3 million (10.4% of net sales), compared to $4.8 million (11.2% of net sales) in 2015. The period-over-period increase primarily reflected reduced SG&A related to the wind-down of our Company-owned stores in Brazil and an increase in gross profit, partially offset by increased equity losses in our equity method investees.

•                  Adelington Design Group Adjusted EBITDA for the third quarter of 2016 and 2015 was $1.1 million (18.7% and 18.9% of net sales, respectively).

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

Cash and Debt Balances. We ended the first nine months of 2016 with $308.1 million in cash and marketable securities, compared to $219.6 million at the end of the first nine months of 2015 and with $394.2 million of debt outstanding at the end of the first nine months of 2016, compared to $396.6 million at the end of the first nine months of 2015. The $90.9 million decrease in our net debt primarily reflected: (i) the generation of $163.0 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $53.1 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $6.5 million to the KSC and KS HMT joint ventures.

Accounts Receivable increased $10.8 million, or 18.4%, at October 1, 2016 compared to October 3, 2015, primarily reflecting a period-over-period increase in wholesale net sales. Accounts receivable decreased $27.1 million, or 28.0%, at October 1, 2016 compared to January 2, 2016, primarily reflecting the timing of wholesale shipments.

Inventories increased $14.2 million, or 5.7% at October 1, 2016 compared to October 3, 2015, primarily due to an increase in kate spade new york inventory to support growth initiatives. Inventories increased $70.7 million, or 36.9%, compared to January 2, 2016, primarily due to an increase in kate spade new york inventory to support growth initiatives and timing of wholesale shipments.

Borrowings under our ABL Facility peaked at $8.0 million during the first nine months of 2015. We had no outstanding borrowings under our ABL Facility at October 1, 2016 and October 3, 2015.

Net cash provided by operating activities of our continuing operations was $61.8 million the first nine months of 2016, compared to $19.3 million in the first nine months of 2015. This $42.5 million period-over-period change was primarily due to increased earnings in 2016 compared to 2015 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items), partially offset by an increase in cash outflows related to working capital items. The operating activities of our discontinued operations used $1.3 million and $10.8 million of cash in the nine months ended October 1, 2016 and October 3, 2015, respectively.

Net cash (used in) provided by investing activities of our continuing operations was $(48.6) million in the first nine months of 2016, compared to $35.5 million in the first nine months of 2015. Net cash used in investing activities in the nine months ended October 1, 2016 primarily reflected: (i) the use of $38.5 million for capital and in-store shop expenditures; (ii) the use of $6.5 million for loans to the KSC and KS HMT joint ventures; and (iii) a purchase price adjustment payment of $2.4 million to LCJG. Net cash provided by investing activities in the nine months ended October 3, 2015 primarily reflected: (i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $19.9 million from LCJG for their interest in the joint ventures; (iii) the use of $45.6 million for capital and in-store shop expenditures; (iv) the payment of $10.0 million to acquire E-Land’s 60.0% interest in KSC; and (v) the use of $5.0 million for investments in and advances to KSC. The investing activities of our discontinued operations provided $0.7 million in the nine months ended October 3, 2015.

Net cash used in financing activities was $1.9 million in the first nine months of 2016, compared to $8.1 million in the first nine months of 2015. The $6.2 million period-over-period change primarily reflected the absence of a net $6.0 million repayment of borrowings under our ABL Facility in the first nine months of 2015.

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

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we or certain of our subsidiaries may remain secondarily liable for the remaining obligations on 98 such leases. As of October 1, 2016, the future aggregate payments under these leases amounted to $74.2 million and extended to various dates through 2025.

On December 3, 2014, Mexx Canada Company filed for bankruptcy protection from its creditors under Canadian bankruptcy laws. Although an inactive and insolvent subsidiary of ours may be secondarily liable under approximately 44 leases that were assigned to Mexx Canada Company in connection with the disposal of the Mexx business, we do not currently believe that these circumstances will require payments by us for liabilities under the leases. The amount of our potential liability, if any, with respect to these leases cannot be determined at this time.

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

Debt consisted of the following:

In thousands	October 1, 2016	January 2, 2016	October 3, 2015
Term Loan credit facility (a)	$386,486	$388,667	$388,381
ABL Facility	—	—	—
Capital lease obligations	7,746	8,126	8,245
Total debt	$394,232	$396,793	$396,626

(a)

The balance as of October 1, 2016, January 2, 2016 and October 3, 2015 included aggregate unamortized debt discount and deferred financing fees of $5.5 million, $6.3 million and $6.6 million, respectively.

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

As of October 1, 2016, availability under our ABL Facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$328,616	$—	$10,447	$189,553	$169,553

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of October 1, 2016, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our business in Japan. As of October 1, 2016, we had forward contracts maturing through December 2017 to sell 2.6 billion yen for $23.9 million. We also had option contracts maturing through December 2016 to sell 0.6 billion yen for $5.8 million.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of October 1, 2016, we had forward contracts to sell 5.1 billion yen for $50.3 million maturing through December 2016. Transaction losses of $7.6 million and $0.1 million related to these derivative instruments were reflected within Other expense, net for the nine months ended October 1, 2016 and October 3, 2015, respectively, and $1.4 million and $0.8 million for the three months ended October 1, 2016 and October 3, 2015, respectively.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. There were no significant changes in our critical accounting policies during the nine months ended October 1, 2016. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of October 1, 2016, January 2, 2016 and October 3, 2015, our exposure to changing market rates related to our ABL Facility and the Term Loan credit facility was as follows:

Dollars in millions	October 1, 2016	January 2, 2016	October 3, 2015
ABL Facility	$—	$—	$—
Average interest rate	—	—	—

Term Loan credit facility	$392.0	$395.0	$395.0
Average interest rate	4.00%	4.00%	4.00%

A ten percent change in the average rate would have minimal impact to interest expense during the three months ended October 1, 2016. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at October 1, 2016.

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

As of October 1, 2016, we had forward contracts with net notional amounts of $74.2 million and option contracts of $5.8 million. Unrealized (losses) gains for outstanding foreign currency forward contracts and option contracts were $(2.7) million. A sensitivity analysis to changes in foreign currency exchange rates indicated that if the yen weakened by 10.0% against the US dollar, the fair value of these instruments would increase by $6.9 million at October 1, 2016. Conversely, if the yen strengthened by 10.0% against the US dollar, the fair value of these instruments would decrease by $8.4 million at October 1, 2016. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our third fiscal quarter. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of October 1, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the third quarter ended October 1, 2016 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended October 1, 2016 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands)(a)	Paid Per Share	(In thousands)	(In thousands)(b)
July 3, 2016 — July 30, 2016	—	$—	—	$28,749
July 31, 2016 — September 3, 2016	—	—	—	28,749
September 4, 2016 — October 1, 2016	—	—	—	28,749
Total — 13 Weeks Ended October 1, 2016	—	$—	—	$28,749

(a)	Includes shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock issued to employees pursuant to the Company’s shareholder-approved stock incentive plans.
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

DATE:      November 2, 2016

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ George M. Carrara
	THOMAS LINKO		GEORGE M. CARRARA
	Chief Financial Officer		President and
	(principal financial officer and		Chief Operating Officer
principal accounting officer)