Form 10-K
period 2016-12-31
Kate Spade & Co
filed 2017-02-23
CIK 352363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

Based upon the closing sale price on the New York Stock Exchange on July 1, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, which quarter ended July 2, 2016, the aggregate market value of the registrant’s Common Stock, par value $1.00 per share, held by non-affiliates of the registrant on such date was approximately $2,680,850,000. For purposes of this calculation, only executive officers and directors are deemed to be the affiliates of the registrant.

Number of shares of the registrant’s Common Stock, par value $1.00 per share, outstanding as of February 10, 2017: 128,291,120 shares.

Documents Incorporated by Reference:

Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 16, 2017-Part III.

STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

Statements contained in, or incorporated by reference into, this Annual Report on Form 10‑K, future filings by us with the Securities and Exchange Commission (“SEC”), our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward‑looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “target,” “aim,” “forecast,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast,” “contemplation” or “currently envisions” and similar phrases.

Although we believe that the expectations reflected in these forward‑looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward‑looking statements. These forward‑looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, which could cause actual results to differ materially from those suggested by the forward‑looking statements, including, without limitation:

•	our review of strategic alternatives and the possibility that such review will not result in a transaction or other strategic alternative of any kind;
•	our ability to successfully implement our long‑term strategic plans;
•	general economic conditions in the United States, Asia, Europe, Canada and other parts of the world;
•	our exposure to currency fluctuations;
•	levels of consumer confidence, consumer spending and purchases of discretionary items, including fashion accessories, apparel and related products such as ours;
•	changes in the cost of raw materials, occupancy, labor, advertising and transportation which could impact prices of our products;
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

•	the impact of the highly competitive nature of the markets within which we operate, both within the United States and abroad;
•	our dependence on cash flows from our operations and financing to continue to have the liquidity necessary to operate and grow our business and repay debt;
•	restrictions in the credit and capital markets, which would impair our ability to access additional sources of liquidity, if needed;
•	our ability to expand our retail footprint with profitable store locations;
•	our ability to implement operational improvements and realize economies of scale in finished product and raw material costs in connection with growth in our business;
•	our ability to expand into new product categories;
•	our ability to successfully implement our marketing initiatives;

•

our dependence on a limited number of large United States department store customers, and the risk of consolidations, restructurings, bankruptcies and other ownership changes in the retail industry and financial difficulties at our larger department store customers;

•	risks associated with material disruptions in our information technology systems, both owned and licensed, and with our third party e‑commerce platforms and operations;
•	risks associated with data security, including privacy breaches;
•	risks associated with credit card fraud and identity theft;
•	our ability to attract and retain talented, highly qualified executives, and maintain satisfactory relationships with our employees;
•	our ability to adequately establish, defend and protect our trademarks and other proprietary rights;
•	our reliance on independent foreign manufacturers, including the risk of their failure to comply with legal requirements or our policies regarding applicable safety standards or labor practices;
•	risks associated with having a buying/sourcing agreement which results in a single third party foreign buying/sourcing agent for a significant portion of our apparel products;
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
•

our ability to adapt to and compete effectively in the current quota environment in which general quota has expired on apparel products, but political activity seeking to re‑impose quota has been initiated or threatened;

•	risks associated with third party service providers, both domestic and overseas, including service providers in the area of e‑commerce;
•	limitations on our ability to utilize all or a portion of our United States deferred tax assets if we experience an “ownership change”;
•	risks associated with the various businesses we have disposed; and
•	the outcome of current and future litigation and other proceedings in which we are involved.

The list of factors above is illustrative, but by no means exhaustive. All forward‑looking statements should be evaluated with the understanding of their inherent uncertainty. All subsequent written and oral forward‑looking statements concerning the matters addressed in this Annual Report on Form 10‑K and attributable to us or any person acting on our behalf are qualified by these cautionary statements.

Forward‑looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10‑K in “Item 1A — Risk Factors.” We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WEBSITE ACCESS TO COMPANY REPORTS

Our investor website can currently be accessed at www.katespadeandcompany.com under “Investor Relations.” Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Proxy Statements, Registration Reports on Form S‑3, Current Reports on Form 8‑K, Specialized Disclosure Reports on Form SD and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website under the caption “Financial Reports — SEC Filings” promptly after we electronically file such materials with, or furnish such materials to, the SEC. No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10‑K. Information relating to corporate governance at our Company, including our Corporate Governance Guidelines, our Code of Ethics and Business Practices for all directors, officers, and employees, and information concerning our directors, Committees of the Board, including Committee charters, and transactions in Company securities by directors and executive officers, is available at our investor website under the captions “Corporate Governance” and “Financial Reports — SEC Filings.” Paper copies of these filings and corporate governance documents are available to stockholders free of charge by written request to Investor Relations, Kate Spade & Company, 2 Park Avenue, New York, New York 10016. Documents filed with the SEC are also available on the SEC’s website at www.sec.gov.

We were incorporated in January 1976 under the laws of the State of Delaware. In this Annual Report on Form 10‑K, unless the context requires otherwise, references to “our,” “us,” “we” and “the Company” mean Kate Spade & Company and its consolidated subsidiaries. Our fiscal year ends on the Saturday closest to January 1. All references to “2016” represent the 52 week fiscal year ended December 31, 2016. All references to “2015” represent the 52 week fiscal year ended January 2, 2016. All references to “2014” represent the 53 week fiscal year ended January 3, 2015.

PART I

Item 1. Business.

OVERVIEW AND NARRATIVE DESCRIPTION OF BUSINESS

General

Kate Spade & Company operates principally under two global, multichannel lifestyle brands: kate spade new york and JACK SPADE. The Company’s four category pillars — women’s, men’s, children’s and home — span demographics, genders and geographies. In addition, we own the Adelington Design Group, a private brand jewelry design and development group.

Recent Initiatives and Business Strategy

In the first quarter of 2017, the Board of Directors, together with management, began conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. We have retained a financial advisor and legal counsel to assist us with our exploration of strategic alternatives. The Board of Directors plans to proceed in a timely manner, but has not set a definitive timetable for completion of this process. There can be no assurance that this review process will result in a transaction or other strategic alternative of any kind, or if a transaction is undertaken, as to its terms or timing. As previously disclosed, we do not intend to disclose developments or provide updates on the progress or status of this process until the Board of Directors deems further disclosure is appropriate or required.

In the first quarter of 2017, we entered into an agreement to open a kate spade new york flagship store in Paris, France, which is expected to open during the second quarter of 2017.

In September 2016, we entered into a global licensing agreement with Perfume Center of America, Inc. (“PCA”) for the design, development and distribution of kate spade new york fragrance products through 2023. Accordingly, we now earn royalty income under this arrangement and no longer sell fragrance products through our wholesale channel.

We are focusing on initiatives that drive margin improvement and continue to grow the kate spade new york brand through product category and geographic expansion across our four category pillars: women’s, men’s, children’s and home. We have established the following operating and financial goals around that framework to further develop kate spade new york into a global lifestyle brand:

•

driving top line growth by: (i) focusing on our handbag business and elevating our brand voice while incorporating relevant trends and technology; (ii) expanding product categories within our existing network, including footwear, tech, menswear and athleisure; and (iii) expanding our presence in selected geographies through global customer relationships and market-based strategies;

•	driving quality of sale initiatives with continued moderation of promotions across channels and expanded assortments to balance access and aspiration;
•

delivering the world of kate spade new york to our customer seamlessly across channels through a channel‑agnostic approach, while leveraging our e‑commerce site as a global flagship, offering our broadest product assortment across our category pillars and improving delivery speed to our consumer by continuing to enhance our buy anywhere, receive anywhere model;

•	increased marketing that leverages customer relationship management (“CRM”) capability and focuses on real-time, personalized customer insight; and
•	enhancing customer experience and engagement through digital and data capabilities, as well as broadening our four pillar assortment in our stores to drive omni-channel sales.

Macroeconomic challenges and uncertainty continue to persist in the primary markets in which we operate. Therefore, we continue to focus on the careful execution of our strategic plans and seek opportunities to improve our productivity and profitability. We remain focused on driving operating cash flow generation, managing liquidity and the efficient use of working capital.

Business Segments

We operate our kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long‑term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

•	KATE SPADE North America segment — consists of our kate spade new york and JACK SPADE brands in North America.
•	KATE SPADE International segment — consists of our kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).
•	Adelington Design Group segment — primarily consists of exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands.

We, as licensor, also license to third parties the right to produce and market products bearing certain Company‑owned trademarks.

See Notes 1 and 18 of Notes to Consolidated Financial Statements and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Brands

kate spade new york

Our kate spade new york brand offers fashion products for women and children, as well as home products, under the kate spade new york trademark. Known for crisp color, graphic prints and playful sophistication, kate spade new york aims to inspire a more interesting life. The kate spade new york collection includes the Madison Avenue, Broome Street and on purpose labels. The kate spade new york brand product line includes handbags, small leather goods, jewelry and apparel along with licensed products including footwear, fragrances, swimwear, watches, children’s wear, tech accessories, optics, tabletop products, legwear, fashion accessories, furniture, bedding, housewares, table linens, loungewear, pillows, lighting, activewear and stationery.

These products are sold primarily: (i) in the United States and Canada through wholly‑owned specialty retail and outlet stores and select specialty retail and upscale department stores; (ii) through wholly‑owned concession, specialty retail and outlet operations and licensed children’s wear partner‑operated stores in Japan; (iii) through wholly‑owned specialty retail, outlet and concession stores and select upscale wholesale accounts in Europe; (iv) through our kate spade new york e‑commerce websites; (v) through joint ventures in China and Hong Kong, Macau and Taiwan; and (vi) through a network of distributors in Latin America, the Middle East, Singapore, Malaysia, Indonesia, Philippines, India and Thailand.

JACK SPADE

Jack Spade offers a timeless and versatile assortment of bags, sportswear and tailored clothing founded on the aesthetic of simple, purposeful design. Our JACK SPADE brand offers fashion products for men, including briefcases, travel bags, small leather goods, fashion accessories and apparel under the JACK SPADE trademark. JACK SPADE products are sold primarily: (i) via our JACK SPADE e‑commerce website and (ii) through department stores.

ADELINGTON DESIGN GROUP

The operations within our Adelington Design Group segment primarily consist of exclusive supplier arrangements to provide J.C. Penney Corporation, Inc. (“JCPenney”) with LIZ CLAIBORNE and MONET branded jewelry.

SALES AND MARKETING

Domestic direct‑to‑consumer sales are made through our own specialty retail and outlet stores and e‑commerce websites. Our domestic wholesale sales are made primarily to department store chains and specialty retail store customers. Wholesale sales are also made to international customers, military exchanges and to other channels of distribution.

In Japan, we distribute our products mainly through department store concessions, retail stores and e‑commerce. In Asia (excluding Japan), we have wholesale distribution agreements in Singapore, Malaysia, Indonesia, Philippines, India and Thailand and joint ventures in China and Hong Kong, Macau and Taiwan. In Europe, direct‑to‑consumer sales are made through our own specialty retail and outlet stores, concession stores within department store locations and e‑commerce. In Canada, direct‑to‑consumer sales are made through our own specialty retail, outlet stores and e‑commerce. In other international markets, including the Middle East, Australia and Latin America, we operate principally through third party distributors, virtually all of which purchase products from us for re‑sale at freestanding retail stores and dedicated department store shops they operate.

We continually monitor retail sales in order to directly assess consumer response to our products. During 2016, we continued our domestic in‑store sales, marketing and merchandising programs designed to encourage multiple item regular price sales, build one‑on‑one relationships with consumers and maintain our merchandise presentation standards. These programs train sales associates on suggested selling techniques, product, merchandise presentation and client development strategies. Our kate spade new york retail stores reflect the distinct personality of the brand and accent our customers’ interesting lives, offering a unique shopping experience and exclusive merchandise. We plan to use more targeted communication to customers and evolve the customer shopping experience via our continued improvement to our CRM capabilities and a focus on real-time, personalized customer insight and through the use of our kate spade new york e‑commerce site as a global flagship containing all merchandise collections.

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

The following tables set forth select information, as of December 31, 2016, with respect to our kate spade new york specialty retail stores, outlet stores and concessions:

		Approximate
	Number of	Average Store
	Stores	Size (Square Feet)
US Specialty Retail Stores	98	2,100
Foreign Specialty Retail Stores	35	1,700
US Outlet Stores	65	2,600
Foreign Outlet Stores	17	1,900
Concessions	54	500

E‑commerce:

Our products are sold on a number of branded websites. E‑commerce continued to be an important business driver in 2016. The following table sets forth select information concerning our websites:

Website	Information Only	Information and Direct to Consumer Sales
www.katespade.com		✓
www.katespadeandcompany.com (a)	✓
www.jackspade.com		✓
surplus.jackspade.com		✓
surprise.katespade.com		✓
www.katespade.cn	✓
www.katespade.co.uk		✓
www.katespade.de		✓
www.katespade.es		✓
www.katespade.it		✓
www.katespade.jp		✓
www.katespadenewyork.fr		✓
www.katespadenewyork.nl		✓
www.worldofkatespade.com	✓

(a)	This website offers investors information concerning the Company.

We continue to evolve our direct‑to‑consumer marketing and distribution activities by enhancing our omni‑channel capabilities. Our goal is to create a seamless consumer buying experience across direct‑to‑consumer sub‑channels by allowing fulfillment of e‑commerce orders from substantially all retail stores and fulfillment of retail store sales with e‑commerce inventory when the merchandise is not initially available in the respective sub‑channel. Consumers also have the ability to place e‑commerce orders through point of sale mobile devices located within our retail stores. During 2016, we also continued our partnership with Radial and mobile‑enabled webstores using the DemandWare platform. During 2016, we also launched a store locator, as well as online personal shopping appointments to help drive additional e-commerce traffic into stores.

Wholesale:

No single customer accounted for more than 10.0% of net sales for 2016, 2015 and 2014. Sales to our domestic and international department and specialty retail store customers are made primarily through our New York City and London showrooms.

Orders from our wholesale customers generally precede the related shipping periods by several months. Our largest customers discuss with us retail trends and their plans regarding their anticipated levels of total purchases of our products for future seasons. These discussions are intended to assist us in planning the production and timely delivery of our products.

We utilize in‑stock reorder programs to enable customers to reorder certain items through electronic means for quick delivery, as discussed below in the section entitled “Buying/Sourcing.” Many of our wholesale customers participate in our in‑stock reorder programs through their own internal replenishment systems.

Licensing:

We license our trademarks to third parties with expertise in certain specialized products and/or market segments, thereby extending each licensed brand’s market presence. As of December 31, 2016, we had 24 license arrangements, pursuant to which third party licensees produce merchandise using Company‑owned trademarks in accordance with designs furnished or approved by us, the present terms of which (not including renewal terms) expire at various dates through 2025. Our licenses cover a broad range of lifestyle product categories, including but not limited to, tech accessories, footwear, stationery and paper goods, legwear, fashion accessories, housewares, activewear, optics and sunglasses, watches, fragrance, tabletop products, table linens, children’s wear, swimwear, cold weather accessories, loungewear and sleepwear, indoor and outdoor fabrics and wall coverings, furniture, rugs, lighting and bedding. Such licenses earn revenue based on a percentage of the licensee’s sales of the licensed products against a guaranteed minimum royalty, which generally increases over the term of the agreement. Income from our licensing operations is included in net sales for the segment under which the license resides.

In November 2011, we sold the global trademark rights for the LIZ CLAIBORNE family of brands and the trademark rights in the US and Puerto Rico for the MONET brand to JCPenney. The LIZWEAR trademark is licensed back to us on a royalty‑free basis through July 2020.

Marketing:

Marketing for our brands is focused on reinforcing brand relevance, increasing awareness, engaging consumers and guiding them to our retail stores and e‑commerce sites. We use a variety of marketing strategies to enhance our brand equity and promote our brands. These initiatives include internet marketing, including the use of social media, direct mail and in‑store events. We incurred expenses of $56.5 million, $56.0 million and $56.9 million for advertising, marketing and promotion for all brands in 2016, 2015 and 2014, respectively.

In 2016, we continued our in‑store shop and fixture programs, which are designed to enhance the presentation of our products on department store selling floors and internationally through duty free shops and cruise ships generally through the use of proprietary fixturing, merchandise presentations and graphics. In‑store shops operate under the kate spade new york and JACK SPADE brand names. In 2016, we installed an aggregate of 43 domestic and international in‑store shops.

For further information concerning our domestic and international sales, see Note 18 of Notes to Consolidated Financial Statements.

BUYING/SOURCING

Pursuant to a buying/sourcing agency agreement, Li & Fung acts as a global buying/sourcing agent. On March 24, 2015, we modified this arrangement in order to, among other things, transition our buying/sourcing activities for our accessories products to an in‑house model, beginning with our Spring 2016 collection. The modification included a reduction of the annual minimum value of inventory purchases and a change in the commission rates for certain products. We pay Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our primary buying/sourcing agent for our ready‑to‑wear apparel products and we may use Li & Fung as a buying/sourcing agent with respect to our accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. Our agreement with Li & Fung is not exclusive.

Products produced in Asia represent a substantial majority of our purchases. We also source product in the US and other regions. During 2016, approximately 66 suppliers located in 10 countries manufactured our products, with the largest finished goods supplier accounting for approximately 15.5% of the total of finished goods we purchased. Purchases from our suppliers are processed utilizing individual purchase orders specifying the price and quantity of the items to be produced.

Most of our products are purchased as completed product “packages” from our manufacturing contractors, where the contractor purchases all necessary raw materials and other product components, according to our specifications. When we do not purchase “packages”, we obtain fabrics, trimmings and other raw materials in bulk from various foreign and domestic suppliers, which are delivered to our manufacturing contractors for use in our products. We do not have any long‑term, formal arrangements with any supplier of raw materials. To date, we have experienced little difficulty in satisfying our raw material requirements and consider our sources of supply adequate.

We operate under substantial time constraints in producing each of our collections, especially in light of our current “speed to market” initiative. In order to deliver, in a timely manner, merchandise that reflects our consumers’ current tastes, we attempt to schedule a substantial portion of our materials and manufacturing commitments relatively late in the production cycle, thereby favoring suppliers able to make quick adjustments in response to changing production needs and in time to take advantage of favorable (cost effective) shipping alternatives. However, in order to secure necessary materials and to schedule production time at manufacturing facilities, we must make substantial advance commitments prior to the receipt of firm orders from customers for the items to be produced. These advance commitments may have lead times in excess of five months. We continue to seek to reduce the time required to move products from design to the customer.

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

Additionally, we are a certified and validated member of the United States Customs and Border Protection’s Customs‑Trade Partnership Against Terrorism (“C‑TPAT”) program and expect all of our suppliers shipping to the United States to adhere to our C‑TPAT requirements, including standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. In the event a supplier does not comply with our C‑TPAT requirements, or if we determine that the supplier will be unable to correct a deficiency, we may terminate our business relationship with the supplier.

IMPORTS AND IMPORT RESTRICTIONS

Virtually all of our merchandise imported into the United States, Asia, Canada and Europe is subject to duties. The United States may unilaterally impose additional duties in response to a particular product being imported (from China or other countries) in such increased quantities as to cause (or threaten) serious damage to the relevant domestic industry (generally known as “anti‑dumping” actions). Furthermore, additional duties, generally known as countervailing duties, can also be imposed by the US Government to offset subsidies provided by a foreign government to foreign manufacturers if the importation of such subsidized merchandise injures or threatens to injure a US industry. Legislative proposals have been put forward which, if adopted, would treat a manipulation by China of the value of its currency as actionable under the anti‑dumping or countervailing duty laws.

In addition, Section 301 of the Trade Act of 1974 authorizes the US Trade Representative to take a host of retaliatory actions (including, among others, the suspension of concessions under trade agreements, and the imposition of duties or other import restrictions) when it determines that the rights of the US under any trade agreement are being denied; or an act, policy, or practice of a foreign country violates any trade agreement, or is unjustifiable and burdens US commerce.

We are also subject to other international trade agreements and regulations, such as the North American Free Trade Agreement (“NAFTA”), the Central American Free Trade Agreement and the Caribbean Basin Initiative and other “special trade programs.” Each of the countries in which our products are sold has laws and regulations covering imports. Because the US and the other countries into which our products are imported and sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions, including the imposition of “safeguard provisions,” “safeguard duties,” or adjust presently prevailing duty or tariff rates or levels on products being imported from other countries, we monitor import restrictions and opportunities. The sourcing of imported merchandise is also potentially subject to political developments in the countries of production. We strive to reduce our potential exposure to import related risks through, among other things, adjustments in product design and fabrication and shifts of production among countries and manufacturers.

In light of the fact that a substantial portion of our products is manufactured by foreign suppliers, the enactment of new legislation or the administration of current international trade regulations, executive action affecting trade agreements, or changes in buying/sourcing patterns or quota provisions, could adversely affect our operations. The implementation of any “safeguard provisions,” “countervailing duties,” any “anti‑dumping” actions or any other actions impacting international trade could result in cost increases for certain categories of products and in disruption of the supply chain for certain product categories. See “Item 1A — Risk Factors.”

The incoming US administration has threatened to impose retaliatory duties against China in order to reverse what it perceives as unfair trade practices which have negatively impacted US manufacturing efforts. The incoming administration has also discussed the implementation of a “border adjusted tax,” which would impose an additional tax on imported goods (regardless of origin). The incoming administration has also discussed the potential renegotiation of the NAFTA, which could affect our ability to effectively source merchandise in the Northern Hemisphere.

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

DISTRIBUTION

We distribute our products through leased facilities. On February 5, 2013, we entered into a contract with a third party facility operations and labor management company to provide distribution operations services at our West Chester, OH distribution center (the “Ohio Facility”) under a variable cost structure. In July 2013, we completed a sale‑leaseback agreement for the Ohio Facility. We received net proceeds of $20.3 million, and we entered into a sale‑leaseback arrangement with the buyer for a 10‑year term.

BACKLOG

On February 3, 2017, our order book reflected unfilled customer orders for approximately $98.6 million of merchandise, as compared to approximately $111.5 million at February 5, 2016. These orders represent our order backlog. The amounts indicated include both confirmed and unconfirmed orders, which we believe, based on industry practice and our past experience, will be confirmed. We expect that substantially all such orders will be filled within the 2017 fiscal year. We note that the amount of order backlog at any given date is materially affected by a number of factors, including, among others, seasonality, the mix of product, the timing of the receipt and processing of customer orders and scheduling of the manufacture and shipping of the product, which in some instances is dependent on the desires of the customer. Accordingly, order book data should not be taken as providing meaningful period‑to‑period comparisons.

TRADEMARKS

The following table summarizes the principal trademarks we own and/or use in connection with our businesses and products:

Company Owned Trademarks

AXCESS	KATE SPADE SATURDAY
JACK SPADE	MARVELLA
KATE SPADE	MONET (a)
kate spade new york	TRIFARI

Third Party Owned Trademarks

LIZ CLAIBORNE (b)
LIZWEAR (c)
MONET (b)(d)

(a)	International rights only.
(b)	The Company provides jewelry for these brands under exclusive supplier arrangements.
(c)	Licensed to the Company by JCPenney on a royalty‑free basis.
(d)	Domestic rights only.

In addition, we own and/or use many other logos and trademarks associated with the above mentioned trademarks. We have registered, or applied for registration of, a multitude of trademarks throughout the world, including those referenced above, for use on a variety of apparel and other products, including fashion accessories, home furnishings, fragrance and cosmetics, jewelry, watches, hosiery, optics and sunglasses, tech accessories, stationery and paper goods, tabletop products, table linen products, children’s wear, swimwear, cold weather accessories, loungewear and sleepwear, indoor and outdoor fabrics and wall coverings and bedding, as well as for retail services. We regard our trademarks and other proprietary rights as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement on a worldwide basis.

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

COMPETITION

We are subject to intense competition as the accessories and apparel related product markets are highly competitive, both within the US and abroad. We compete with numerous retailers, designers and manufacturers of accessories and apparel, both domestic and foreign. We compete primarily on the basis of fashion, quality, customer service, price, brand prestige and recognition. Our ability to compete successfully depends upon a variety of factors, including, among other things, our ability to:

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

See “Item 1A — Risk Factors.”

Our principal competitors for kate spade new york include Burberry, Coach, Marc by Marc Jacobs, Michael Kors, Ralph Lauren and Tory Burch.

EMPLOYEES

On December 31, 2016, we had approximately 3,900 full‑time employees worldwide, as compared to approximately 3,600 full‑time employees on January 2, 2016.

Our relations with our employees are satisfactory and to date we have not experienced any interruption of our operations due to employee issues.

CORPORATE SOCIAL RESPONSIBILITY

We are committed to responsible corporate citizenship and giving back to our communities through a variety of avenues. We have several programs in place that support this commitment.

Monitoring Global Working Conditions

We are committed to taking the actions we believe are necessary to ensure that our products are made in contracted factories with fair and decent working conditions. In addition to auditing all of our direct suppliers, we continue this commitment as we operate under our buying/sourcing arrangement with Li & Fung, collaborating with Li & Fung to develop mutually acceptable audit standards, training the Li & Fung audit staff on our compliance program and communicating our standards to our suppliers and their workers.

The major components of our compliance program are: (i) communicating our Standards of Engagement to workers, suppliers and associates; (ii) auditing and monitoring against those standards; (iii) providing workers with a confidential reporting channel; (iv) working with non‑governmental organizations regarding issues impacting workers; and (v) working closely with factory management to develop sustainable compliance programs. Suppliers are required to post our Standards of Engagement in the workers’ native language at all factories where our merchandise is being manufactured. The Standards of Engagement, along with detailed explanations of each standard, are included in our supplier manual. All new suppliers must acknowledge our standards and agree to our monitoring requirements.

We audit factories using both internal and independent monitors and look for ways to develop direct communication channels with workers to ensure that they are aware of their rights. More information about our monitoring program is available on our website.

As of December 31, 2016, we had approximately 69 active factories on our roster, of which 66 were audited by Li & Fung auditors, third party auditors and our internal compliance team. Additionally, there were 63 follow‑up audits. In many cases, we rely on our agents’ audit reports. As such, we continue to conduct shadow audits to confirm that audit protocols and findings are consistent.

We also contractually obligate all of our licensees to comply with and to assure that all of their affiliates, subcontractors and suppliers comply with our Standards of Engagement as well as all applicable laws. Our license agreements generally also provide that we have the right to inspect all facilities used by our licensees and their subcontractors, suppliers, agents and representatives to assure compliance with our standards.

We are aware that auditing only confirms compliance at the time of the audit, and we continue to look for ways to improve our monitoring program and work with suppliers to create sustainable compliance at their factories. Creating workers’ awareness and establishing a channel of communication for reporting issues of non‑compliance are two important strategies. We encourage all factories to establish internal grievance procedures and give workers the opportunity to report their concerns directly to the Company. This year we have provided supplier training covering best practices, social compliance requirements and review of our standards and policies.

Philanthropic Programs

We have a number of philanthropic programs that support the nonprofit sector in our major operating communities.

•

The Kate Spade & Company Foundation (the “Foundation”), established as the Liz Claiborne Foundation in 1981, is a separate nonprofit legal entity supporting nonprofit organizations working with women transforming communities. The Foundation supports programs in and around the New York City metropolitan area, where our primary offices are located, that offer training and increase access to tools that help women become economically empowered. The mission of the Foundation remains focused on women’s economic empowerment.

•

For more than ten years, we have been committed to creating opportunities for our associates to volunteer and give back to nonprofit organizations in our major operating communities. In 2016, we continued to support our associate volunteering program to create opportunities that reflected our charitable strategies. Furthermore, we continue to create Company‑wide events that complement our philanthropy supporting women’s economic empowerment, including our on purpose program.

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

•

The Matching Gift Program supports and encourages the charitable interests of our associates. Our flexible program matches associates’ gifts at a rate of one‑to‑one in the areas of arts, health and safety, education, human services and the environment. Contributions to organizations where associates serve as voluntary board members are matched at a rate of two‑to‑one.

Environmental Initiatives

We are committed to a long‑term sustainable approach to caring for and safeguarding the environment. As such, we endeavor to balance environmental considerations and social responsibility with our business goals by evolving and implementing our corporate environmental policy, in addition to complying with environmental laws and regulations. Our current sustainability policy focuses on three major components — reducing waste, reusing and recycling — to help minimize our impact on the environment.

Item 1A.  Risk Factors.

You should carefully consider the following risk factors, in addition to other information included in this Annual Report on Form 10‑K and in other documents we file with the SEC, in evaluating us and our business. If any of the following risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

We are exploring possible strategic alternatives, but we may not be successful in identifying or completing any strategic alternative, and any such strategic alternative may not create additional value for our stockholders.

Our Board of Directors, together with management and in consultation with our legal and financial advisors, is conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. The Board of Directors plans to proceed in a timely manner but has not set a definitive timetable for completion of this process. This review process may not be successful or result in a transaction or other strategic alternative of any kind. Furthermore, the review process may not result in a transaction or other strategic alternative that will provide greater stockholder value than that reflected in our current stock price. Any potential transaction or alternative would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends and the interest of third parties in our business.

The review of strategic alternatives also may expose us and our operations to a number of risks and uncertainties, including the diversion of management’s and the Board of Directors’ attention from our business, the incurrence of significant expenses associated with the retention of legal, financial and other advisors, our failure to retain, attract or strengthen our relationships with key personnel, suppliers or customers and exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative. If we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected.

Further, as previously disclosed, we do not intend to disclose developments or provide updates on the progress or status of this process until our Board of Directors deems further disclosure is appropriate or required. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly.

Our business strategy is centered on the kate spade new york brand. We cannot assure the successful implementation and results of our long‑term strategic plans, including our ability to operate as a mono‑brand based company.

Our ability to execute our long‑term growth plan and achieve our projected results is subject to a variety of risks, including the following:

•

Our business prospects and results of operations depend substantially on our ability to successfully maintain and develop the brand image and brand equity of the kate spade new york brand. We are exposed to additional risk from lack of diversification that does not affect a multi‑brand business strategy as significantly.

•

The kate spade new york brand could be negatively affected by changes in consumer preferences, brand awareness and fashion trends, and any such changes or other adverse events could have a more significant impact on a single brand than a portfolio of multiple brands.

•	We may be unable to successfully acquire new full‑price customers through our marketing and CRM initiatives.
•	We may not be able to maintain and improve our operating margins and control promotional activity.
•	We may not be able to achieve our revenue growth targets because of local, regional, national and worldwide macroeconomic factors that may reduce demand for our products.
•	We may be unable to grow our revenues through retail expansion because of risks associated with selecting suitable locations for stand‑alone retail stores and appropriate department store locations.
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
•

Our e‑commerce expansion is subject to risks associated with a material disruption in our information technology systems and e‑commerce operations, including in markets outside of the United States, any of which could significantly affect our ability to operate and substantially harm our e‑commerce business.

We may not be successful in implementing our long‑term growth plan, and our inability to successfully expand our retail business could have a material adverse effect on our business, financial condition, liquidity and results of operations.

General economic conditions in the United States, Asia, Europe, Canada and other parts of the world, including a continued weakening or instability of such economies, restricted credit markets and lower levels of consumer spending, can affect consumer confidence and consumer purchases of discretionary items, including fashion accessories, apparel and related products, such as ours.

Our results are dependent on a number of factors impacting consumer spending, both in the United States and abroad, including, but not limited to: (i) general economic and business conditions; (ii) consumer confidence; (iii) wages and current and expected employment levels; (iv) the housing market; (v) consumer debt levels; (vi) availability of consumer credit; (vii) credit and interest rates; (viii) fluctuations in foreign currency exchange rates; (ix) fuel and energy costs; (x) energy shortages; (xi) the performance of the financial, equity and credit markets; (xii) taxes; (xiii) general political conditions; (xiv) the level of customer traffic within department stores, malls and other shopping and selling environments; and (xv) the level of customer travel to major cities and vacation destinations in which our stores are located.

Global economic conditions over the past few years have included significant recessionary pressures and declines or stagnation in employment levels, disposable income and actual and/or perceived wealth and declines in consumer confidence and economic growth. The current economic environment has been characterized by stagnation in consumer discretionary spending and has disproportionately affected retailers and sellers of consumer goods, particularly those whose goods represent discretionary purchases, including fashion accessories, apparel and related products such as ours. While the decline in consumer spending has recently moderated, these economic conditions could still lead to additional declines or stagnation in consumer spending over the foreseeable future and may have resulted in a resetting of consumer spending habits that makes it unlikely that such spending will return to prior levels for the foreseeable future. A number of our markets continue to suffer particularly severe downturns.

While we have seen intermittent signs of stabilization in North America, volatility persists in the European markets as well as in China and there are no assurances that the global economy will continue to recover. If the global economy continues to be weak or deteriorates further, there will likely be a negative effect on our revenues, operating margins and earnings across all of our segments. In particular, the Chinese economy is undergoing a transition from an investment and export‑driven economy to one driven by internal consumption and has recently experienced instability that has been characterized by slowing growth rates and volatility in the commodities and stock markets. Concerns about the Chinese economy have had a significant impact on the global financial markets. As a result, the condition of the Chinese economy could have a negative impact on our business and growth prospects within China, greater Asia and worldwide.

Economic conditions have also led to a highly promotional environment and strong discounting pressure from both our wholesale and retail customers, which have had a negative effect on our revenues and profitability. This promotional environment may likely continue even after economic growth returns, as we expect that consumer spending trends are likely to remain at the current levels for the foreseeable future. The domestic and international political situation also affects consumer confidence. The threat, outbreak or escalation of terrorism, military conflicts or other hostilities could lead to further decreases in consumer spending. The uncertain outlook in the global economy could have a material adverse impact on our business, financial condition, liquidity and results of operations.

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

The overall tax environment has made it increasingly challenging for multinational corporations to operate with certainty about taxation in many jurisdictions. For example, the Organization for Economic Cooperation and Development, which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project, which is focused on a number of issues, including the shifting of profits among affiliated entities located in different tax jurisdictions. Furthermore, a number of countries where we do business, including the United States and many countries in the European Union, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. In addition, the European Commission has been conducting investigations, focusing on whether local country tax rulings or tax legislation provide preferential tax treatment that violates European Union state aid rules. The increasingly complex global tax environment could have a material adverse effect on our effective tax rate.

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

The accessories and apparel industries have historically been subject to rapidly changing consumer demands and tastes and fashion trends and to levels of discretionary spending, especially for fashion apparel and related products, which levels are currently weak. These industries are also subject to the difficulties encountered when trying to expand business to growing markets worldwide. We believe that our success is largely dependent on our ability to effectively anticipate, gauge and respond to changing consumer demands and tastes across multiple product lines, shopping channels and geographies, in the design, pricing, styling and production of our products and in the merchandising and pricing of products in our retail stores, and in the business model employed, and partners we select to work with, in new and growing markets worldwide. Our brands and products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to constant change. Also, we must maintain and enhance favorable brand recognition, which may be affected by consumer attitudes towards the desirability of fashion products bearing a “mega brand” label and which are widely available at a broad range of retail stores. Our success is also dependent on our ability to successfully extend our businesses into new territories and markets, such as Asia, Europe, Canada and Latin America.

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

In addition, some of our competitors may be significantly larger and more diversified than us and may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their diversification and/or greater capabilities in these areas may enable them to better withstand periodic downturns in the accessories, apparel and footwear industries, compete more effectively on the basis of price and production and/or more quickly develop new products. The general availability of manufacturing contractors and agents also allows new entrants easy access to the markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business.

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

We depend on our existing cash and cash equivalents, cash flows from our operations and financing to continue to have the liquidity necessary to supply capital to fund our operations, grow our business and repay debt. We may require additional capital in the future and may not be able to secure adequate funds on terms acceptable to us.

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) invest in our information systems, including our e-commerce platform; (iv) fund general operational and contractual obligations; and (v) potentially repurchase or retire debt obligations. The expansion and development of our business may also require significant capital, to fund our capital expenditures and operating expenses, including working capital needs.

During the next 12 months, we expect to meet our cash requirements with existing cash and cash equivalents and cash flows from operations. Our capital requirements may vary materially from those currently planned if, for example, our revenues do not reach expected levels or we have to incur unforeseen capital expenditures and make investments to maintain our competitive position. In this case, we will have to borrow from our amended and restated credit facility (as amended to date, the “ABL Facility”). We may also require additional financing sooner than anticipated or we may have to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities.

As of December 31, 2016, the total principal amount of our term loan credit facility due April 2021 (the “Term Loan Credit Agreement”) was $391.0 million. Our current level of debt could have important consequences for the holders of our common stock, including: (i) making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors; (ii) increasing our vulnerability to adverse economic or industry conditions; (iii) limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited; (iv) limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and (v) placing us at a competitive disadvantage relative to less leveraged competitors.

We may need to refinance all or a portion of our indebtedness, on or before its maturity. We may be unable to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders.

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

In addition, our ABL Facility (i) provides for a decrease in fees and interest rates compared to our previous asset‑based revolving loan facility (including eurocurrency spreads of 1.50% to 2.00% over LIBOR, depending on the level of aggregate availability); (ii) requires us to maintain pro forma compliance with a fixed charge coverage ratio of 1.0:1.0 on a trailing four‑quarter basis if availability under the ABL Facility for three consecutive business days falls below the greater of $15.0 million and 10.0% of the lesser of the aggregate commitments and the borrowing base and (iii) requires the Company to apply substantially all cash collections to reduce outstanding borrowings under the ABL Facility if availability under the ABL Facility for three consecutive business days falls below the greater of $20.0 million and 12.5% of the lesser of the aggregate commitments and the borrowing base.

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

Successfully managing our wholesale business with our continued partial dependence on sales to a limited number of large United States department store customers is subject to our ability to respond effectively to, among other things: (i) these customers’ buying patterns, including their purchase and retail floor space commitments for accessories and apparel in general (compared with other product categories they sell) and our products specifically (compared with products offered by our competitors, including with respect to customer and consumer acceptance, pricing and new product introductions); (ii) these customers’ strategic and operational initiatives, including their continued focus on further development of their “private label” products; (iii) these customers’ desire to have us provide them with exclusive and/or differentiated designs and product mixes; (iv) these customers’ requirements for vendor margin support; (v) any credit risks presented by these customers, especially given the significant proportion of our accounts receivable they represent; and (vi) the effect of any potential consolidation among these larger customers.

We do not enter into long‑term agreements with any of our wholesale customers. Instead, we enter into a number of purchase order commitments with our customers for each of our lines every season. A decision by the controlling owner of a group of stores or any other significant customer, whether motivated by competitive conditions, financial difficulties and/or otherwise, to decrease or eliminate the amount of merchandise purchased from us or to change their manner of doing business with us could have a material adverse effect on our business, financial condition, liquidity and results of operations. As a result of the recent unfavorable economic environment, we have experienced a softening of demand from a number of wholesale customers, such as large department stores, that have been highly promotional and have aggressively marked down all of their merchandise, including our products. Any promotional pricing or discounting in response to softening demand may also have a negative effect on brand image and prestige, which may be difficult to counteract as the economy improves. Furthermore, this promotional activity may lead to requests from those customers for increased markdown allowances at the end of the season. Promotional activity at our wholesale customers will also often result in promotional activity at our retail stores, further eroding revenues and profitability.

When we sell to our wholesale customers, we extend credit based on an evaluation of each customer’s financial condition, usually without requiring collateral. However, the financial difficulties of a customer could cause us to curtail or eliminate business with that customer but we may not be able to appropriately reduce the credit risk relating to our receivables from that customer. Our inability to collect on our trade accounts receivable from any of our largest customers could have a material adverse effect on our business, financial condition, liquidity and results of operations. Moreover, the difficult macroeconomic conditions and uncertainties in the global credit markets could negatively impact our customers and consumers which, in turn, could have an adverse impact on our business, financial condition, liquidity and results of operations.

A material disruption in our information technology systems and e‑commerce operations could adversely affect our business or results of operations.

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

We rely on third party computer hardware, software and fulfillment operations for our e‑commerce operations and for the various social media tools and websites we use as part of our marketing strategy. There is a growing concern over the security of personal information transmitted over the internet, consumer identity theft and user privacy. Despite the implementation of reasonable security measures by us and our third party providers, these sites and systems may be susceptible to electronic or physical computer break‑ins and security breaches. Any perceived or actual unauthorized disclosure of personally‑identifiable information regarding our customers or website visitors could harm our reputation and credibility, reduce our e‑commerce and/or brick and mortar related net sales, impair our ability to attract website or retail store visitors and reduce our ability to attract and retain customers. Additionally, as the number of users of forums and social media features on our websites increases, we could be exposed to liability in connection with material posted on our websites by users and other third parties. Finally, we could incur significant costs in complying with the multitude of state, federal and foreign laws regarding unauthorized disclosure of personal information and, if we fail to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws, we could be subject to potential claims for damages and other remedies.

We may be exposed to risks and costs associated with credit card fraud and identity theft.

A growing portion of our customer orders are placed through our e‑commerce websites. In addition, a significant portion of our direct‑to‑consumer sales require us and other parties involved in processing transactions to collect and to securely transmit certain customer data, such as credit card information, over public networks. Third parties may have the ability to breach the security of customer transaction data. Although we take the security of our systems and the privacy of our customers’ confidential information seriously, there can be no assurance that our security measures will effectively prevent others from obtaining unauthorized access to our information and our customers’ information. Any security breach could cause consumers to lose confidence in the security of our website or stores and choose not to purchase from us. Any security breach could also expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and harm our reputation, any of which could harm our business.

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

We believe that our trademarks and other proprietary rights are critical to our success and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and anti‑counterfeiting activities. Counterfeiting of our products, particularly our kate spade new york brand, continues, however, and in the course of our international expansion we have experienced conflicts with various third parties that have acquired or claimed ownership rights in some of our trademarks or otherwise have contested our rights to our trademarks. We have, in the past, resolved certain of these conflicts through both legal action and negotiated settlements, none of which, we believe, has had a material impact on our financial condition, liquidity or results of operations. However, the actions taken to establish and protect our trademarks and other proprietary rights might not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of their trademarks and proprietary rights. Moreover, in certain countries others may assert rights in, or ownership of, our trademarks and other proprietary rights or we may not be able to successfully resolve such conflicts, or resolving such conflicts may require us to make significant monetary payments. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. The loss of such trademarks and other proprietary rights, or the loss of the exclusive use of such trademarks and other proprietary rights, could have a material adverse effect on us. Any litigation regarding our trademarks or other proprietary rights could be time consuming and costly.

Our reliance on independent foreign manufacturers could cause delay and loss and damage our reputation and customer relationships. Also, there are risks associated with having a buying/sourcing agreement, which results in a single foreign buying/sourcing agent for a significant portion of our apparel products.

We do not own any product manufacturing facilities; all of our products are manufactured in accordance with our specifications through arrangements with independent suppliers. Products produced in Asia represent a substantial majority of our sales. We also source product in the United States and other regions from approximately 66 suppliers manufacturing our products. At the end of 2016, such suppliers were located in 10 countries, with the largest finished goods supplier at such time accounting for approximately 15.5% of the total of finished goods we purchased in 2016. A supplier’s failure to manufacture and deliver products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our customers for those items. The failure to make timely deliveries may drive customers to cancel orders, refuse to accept deliveries or demand reduced prices, any of which could have a material adverse effect on us and our reputation in the marketplace. Also, a manufacturer’s failure to comply with safety and content regulations and standards, including with respect to children’s product and fashion jewelry, could result in substantial liability and damage to our reputation. While we provide our manufacturers with standards, and we employ independent testing for safety and content issues, we might not be able to prevent or detect all failures of our manufacturers to comply with such standards and regulations.

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

On February 23, 2009, we entered into a long‑term, buying/sourcing agency agreement with Li & Fung, pursuant to which Li & Fung acted as the primary global apparel and accessories buying/sourcing agent, with the exception of our jewelry product lines. On March 24, 2015, we modified this arrangement in order to, among other things, transition our buying/sourcing activities for our accessories products to an in‑house model, beginning with our Spring 2016 collection. We pay to Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our primary buying/sourcing agent for our ready‑to‑wear apparel products and we may use Li & Fung as a buying/sourcing agent with respect to our accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. Our agreement with Li & Fung is not exclusive.

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

On February 5, 2013, we entered into a contract with a third party distribution center operations and labor management company to provide distribution operations services at the Ohio Facility. The third party distribution center operations company employs many of our prior employees, including union employees, at the Ohio Facility. There are a number of risks associated with continuing to operate the Ohio Facility, including increased operating expenses and risks related to the ability of the third party distribution center operations company to appropriately staff the Ohio Facility with both union and non‑union employees on reasonable and appropriate terms. We also have limited ability to control our third party distribution center operations company, and such company may take actions with respect to its employees without our approval and may not maintain good relations with its employees and unions. Issues that arise in connection with the operation of our Ohio Facility could cause supply disruptions and other logistical issues and could therefore have a material, adverse effect on our business, financial condition, liquidity and results of operations.

Our international sourcing operations are subject to a variety of legal, regulatory, political, labor and economic risks, including risks relating to the importation and exportation of product.

We source most of our products outside the United States through arrangements with independent suppliers in 10 countries as of December 31, 2016. There are a number of risks associated with importing our products, including but not limited to the following:

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

•	significant delays in the delivery of cargo due to security considerations;
•	the imposition of anti‑dumping or countervailing duty proceedings resulting in the potential assessment of special anti‑dumping or countervailing duties; and

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

Approximately 18.4% of our revenues were generated by operations outside the United States during the 2016 fiscal year. Our ability to operate and be successful in new international markets and to operate and maintain the current level of sales in our existing international markets, is subject to risks associated with international operations. These include complying with a variety of foreign laws and regulations, adapting to local customs and culture, unexpected changes in regulatory requirements, new tariffs or other barriers in some international markets, political instability and terrorist attacks, changes in diplomatic and trade relationships, currency risks and general economic conditions in specific countries and markets. Any one of these or similar factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and current business practices.

We rely on third parties to provide us with services in connection with the administration of certain aspects of our business.

We have entered into agreements with third party service providers, both domestic and overseas, to provide processing and administrative functions over a broad range of areas, and we may continue to do so in the future. These areas include e‑commerce, information technology, human resources, buying/sourcing, distribution functions, and finance and accounting. Services provided by third parties could be interrupted as a result of many factors, including contract disputes. Any failure by third parties to provide us with these services on a timely basis or within our service level expectations and performance standards could result in a disruption of our operations and could have a material adverse effect on our business, financial condition, liquidity and results of operations. In addition, to the extent we are unable to maintain these arrangements, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in‑house or to transition the services to other third parties.

Our ability to utilize all or a portion of our United States deferred tax assets may be limited significantly if we experience an “ownership change.”

As of December 31, 2016, we had United States deferred tax assets of approximately $372.9 million, which include net operating loss (“NOL”) carryforwards and other items which could be considered net unrealized built in losses (“NUBIL”). Among other factors, our ability to utilize our NOL and/or our NUBIL items to offset future taxable income may be limited significantly if we experience an “ownership change” as defined in section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative increase in ownership of our stock by “5‑percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three‑year period. The limitation arising from an “ownership change” under section 382 of the Code on our ability to utilize our United States deferred tax assets depends on the value of our stock at the time of the ownership change. We continue to monitor changes in our ownership and do not believe we had a change in control as of December 31, 2016. If all or a portion of our deferred tax assets are subject to limitation because we experience an ownership change, depending on the value of our stock at the time of the ownership change, our future cash flows could be adversely impacted due to increased tax liability. As of December 31, 2016, substantially all of the tax benefits of our United States deferred tax assets had been offset with a full valuation allowance that was recognized in our financial statements.

There are risks associated with the various businesses we have disposed.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the United States and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 91 such leases. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Position, Liquidity and Capital Resources — Commitments and Capital Expenditures,” and Note 9 of Notes to Consolidated Financial Statements for more information.

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

The following table sets forth information with respect to our key leased properties:

		Approximate
		Square Footage
Location (a)	Primary Use	Occupied
West Chester, OH (b)	Distribution Center	601,000
2 Park Avenue, New York, NY	Offices	135,000
North Bergen, NJ (c)	Offices	106,000

(a)

We also lease showroom, warehouse and office space in various other domestic and international locations. We exited certain New York offices during 2014, for which we remain obligated under the respective leases.

(b)	During the third quarter of 2013, we sold the West Chester, OH facility for net proceeds of $20.3 million and entered into a sale‑leaseback arrangement with the buyer for a 10‑year term.
(c)

During the second quarter of 2013, we sold the North Bergen, NJ office for net proceeds of $8.7 million and entered into a sale‑leaseback arrangement with the buyer for a 12‑year term with two five‑year renewal options.

Item 3.  Legal Proceedings.

The Company is a party to various pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows (see Notes 1 and 9 of Notes to Consolidated Financial Statements).

Executive Officers of the Registrant.

Information as to the executive officers of the Company, as of December 31, 2016 is set forth below:

Name	Age	Position(s)
Craig A. Leavitt	56	Chief Executive Officer
George M. Carrara	48	President and Chief Operating Officer
Deborah J. Lloyd	52	Chief Creative Officer
Thomas Linko	44	Senior Vice President — Chief Financial Officer
Marissa Andrada	49	Senior Vice President — Human Resources
Timothy F. Michno	59	Senior Vice President — General Counsel and Secretary
Linda Yanussi	55	Senior Vice President — Global Operations and Chief Information Officer

Executive officers serve at the discretion of the Board of Directors.

Mr. Leavitt joined the Company in April 2008 as Co‑President and Chief Operating Officer of Kate Spade LLC and was named Chief Executive Officer of Kate Spade & Company in February 2014. Prior to joining the Company, he was President of Global Retail at Link Theory Holdings, where he had total responsibility for merchandising, operations, planning and allocation and real estate for the Theory and Helmut Lang retail businesses. Prior to that, Mr. Leavitt spent several years at Diesel, where he was most recently Executive Vice President of Sales and Retail. Previously, Mr. Leavitt spent 16 years at Polo Ralph Lauren, where he held positions of increasing responsibility, the last being Executive Vice President of Retail Concepts.

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

Ms. Lloyd joined the Company in November 2007 as Chief Creative Officer. Prior to joining the Company, she was Executive Vice President of Design and Product Development at Banana Republic, where she was responsible for design for both the Women’s and Men’s businesses, including accessories and fragrance. Prior to that, Ms. Lloyd spent five years at Burberry, where she was instrumental in re‑launching the Burberry Women’s London Collection.

Mr. Linko joined the Company in July 2012 as Chief Financial Officer of the formerly owned Juicy Couture brand. In 2013, he was appointed Chief Operating Officer and, upon the sale of the Juicy Couture brandname and related intellectual property assets, led the wind‑down of the business. Mr. Linko was named Chief Financial Officer of Kate Spade & Company in October 2014. Prior to joining the Company, he was Chief Financial Officer at Delta Galil, a global manufacturer and marketer of private label apparel products for men, women and children. In addition, Mr. Linko spent 12 years at Tommy Hilfiger, where he oversaw the financial operations as the Senior Vice President of Finance for Tommy Hilfiger North America.

Ms. Andrada joined the Company in July 2016 as Senior Vice President of Human Resources. Prior to joining the Company, she served as Senior Vice President of Partner Resources for Starbucks Coffee Company, overseeing that company’s talent strategy in both the Americas and globally from November 2010 to March 2016. Prior to that role, she served as Senior Vice President of Human Resources at GameStop Corporation and Head of Human Resources at Red Bull North America. Ms. Andrada has a passion for building inclusive cultures and has served as an advisory board member at Catalyst and has been recognized by the National Diversity Council for her work.

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

Fiscal Period	High	Low
2016:
1st Quarter	$25.78	$15.50
2nd Quarter	26.14	18.85
3rd Quarter	21.84	16.47
4th Quarter	18.67	14.02

2015:
1st Quarter	$35.30	$26.42
2nd Quarter	34.38	21.47
3rd Quarter	23.37	17.04
4th Quarter	21.82	17.16

HOLDERS

On February 10, 2017, the closing sale price of our common stock was $19.09. As of February 10, 2017, the approximate number of record holders of common stock was 3,022.

DIVIDENDS

We did not pay any dividends during 2016 or 2015.

PERFORMANCE GRAPH

Comparison of Cumulative Five Year Return

	2011	2012	2013	2014	2015	2016
Kate Spade & Company	$100.00	$140.56	$367.44	$373.23	$205.91	$216.34
S&P SmallCap 600	100.00	116.33	164.38	173.84	170.41	215.67
S&P MidCap 400	100.00	117.88	157.37	172.74	168.98	204.03
Benchmarking Group (a)	100.00	117.63	128.88	120.54	113.28	118.29
(a)

The Benchmarking Group consisted of Columbia Sportswear Company.; Express, Inc.; G III Apparel Group, Ltd.; Guess?, Inc.; J. Crew Group, Inc.; lululemon athletica inc.; Steve Madden, Ltd.; Tumi Holdings Inc.; Vera Bradley, Inc.; and Vince Holding Corp.

The line graph above compares the cumulative total stockholder return on the Company’s Common Stock over a 5‑year period with the return on (i) the Standard & Poor’s SmallCap 600 Stock Index (“S&P SmallCap 600”); (ii) the Standard & Poor’s MidCap 400 Stock Index (“S&P MidCap 400”) (which the Company’s shares became a part of on March 21, 2014); and (iii) an index comprised of the compensation peer group (the “Benchmarking Group”) designated for the Company’s 2016 and 2015 fiscal years by the Board’s Compensation Committee in consultation with its compensation consultants. We have historically constructed our compensation benchmarking group based on companies with comparable products, revenue composition and size.

In accordance with SEC disclosure rules, the measurements are indexed to a value of $100 at December 30, 2011 (the last trading day before the beginning of our 2012 fiscal year) and assume that all dividends were reinvested.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information about our purchases during the quarter ended December 31, 2016, of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands)	Paid Per Share	(In thousands)	(In thousands)(a)
October 2, 2016 — October 29, 2016	—	$—	—	$28,749
October 30, 2016 — December 3, 2016	—	—	—	28,749
December 4, 2016 — December 31, 2016	—	—	—	28,749
Total — 13 Weeks Ended December 31, 2016	—	$—	—	$28,749

(a)

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

(Amounts in thousands, except per common share data)	2016	2015	2014	2013	2012
Net sales	$1,381,478	$1,242,720	$1,138,603	$803,371	$544,765
Gross profit	826,920	754,107	680,271	496,590	339,932
Operating income (loss)	183,613	66,398	33,472	20,215	(36,022)
Income (loss) from continuing operations (a)(b)	151,558	21,708	76,726	(32,165)	(52,687)
Net income (loss) (b)	153,582	17,087	159,160	72,995	(74,505)
Working capital	533,059	354,538	221,705	206,473	36,407
Total assets (c)	1,110,319	975,597	920,685	969,043	892,699
Total debt (c)	393,406	396,793	405,090	385,733	396,470
Total stockholders’ equity (deficit)	429,931	245,221	199,611	(32,482)	(126,930)

Per common share data:
Basic
Income (loss) from continuing operations	1.18	0.17	0.61	(0.27)	(0.48)
Net income (loss)	1.20	0.13	1.26	0.60	(0.68)
Diluted
Income (loss) from continuing operations	1.17	0.17	0.60	(0.27)	(0.48)
Net income (loss)	1.19	0.13	1.25	0.60	(0.68)

Weighted average shares outstanding, basic	128,043	127,634	126,264	121,057	109,292
Weighted average shares outstanding, diluted (d)	129,164	128,222	127,019	121,057	109,292

(a)

During 2015 and 2014, we recorded pretax charges of $35.4 million and $42.0 million, respectively, related to our streamlining initiatives, which are discussed in Note 13 of Notes to Consolidated Financial Statements.

During 2015, we recorded a pretax charge of $26.0 million to terminate contracts with our former joint venture partner in China.

During 2013, we recorded a pretax non‑cash impairment charge of $6.1 million related to our former investment in the Mexx business.

During 2014 and 2013, we recorded pretax non‑cash impairment charges of $1.5 million and $3.3 million, respectively, in our Adelington Design Group segment related to the TRIFARI trademark.

During 2012, we recorded a pretax gain of $40.1 million related to the acquisition of the remaining 51.0% interest in Kate Spade Japan Co., Ltd.

(b)	During 2014, we recorded a net benefit of $87.4 million resulting from the reversal of reserves for uncertain tax positions due to the expiration of the related statutes of limitations.
(c)

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company retrospectively adopted new accounting guidance on debt issuance costs on the first day of its 2016 fiscal year. The Company reclassified $5.7 million, $8.5 million and $9.8 million of debt issuance costs from an asset to a direct reduction of the reported debt balances for 2014, 2013 and 2012, respectively.

(d)

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Recent Developments and Operational Initiatives

In the first quarter of 2017, the Board of Directors, together with management, began conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. We have retained a financial advisor and legal counsel to assist us with our exploration of strategic alternatives. The Board of Directors plans to proceed in a timely manner, but has not set a definitive timetable for completion of this process. There can be no assurance that this review process will result in a transaction or other strategic alternative of any kind, or if a transaction is undertaken, as to its terms or timing. As previously disclosed, we do not intend to disclose developments or provide updates on the progress or status of this process until the Board of Directors deems further disclosure is appropriate or required.

In the first quarter of 2017, we entered into an agreement to open a kate spade new york flagship store in Paris, France, which is expected to open during the second quarter of 2017.

In September 2016, we entered into a global licensing agreement with Perfume Center of America, Inc. (“PCA”) for the design, development and distribution of kate spade new york fragrance products through 2023. Accordingly, we now earn royalty income under this arrangement and no longer sell fragrance products through our wholesale channel.

For a discussion of certain risks relating to our recent initiatives, see “Item 1A — Risk Factors” in this Annual Report on Form 10‑K.

Business Segments

We operate our kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long‑term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

•	KATE SPADE North America segment — consists of our kate spade new york and JACK SPADE brands in North America.
•	KATE SPADE International segment — consists of our kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).
•	Adelington Design Group segment — primarily consists of exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands.

We, as licensor, also license to third parties the right to produce and market products bearing certain Company‑owned trademarks.

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

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. We have established the following operating and financial goals to further develop kate spade new york into a global lifestyle brand: (i) driving top line growth by focusing on our handbag business and elevating our brand voice while incorporating relevant trends and technology; expanding product categories within our existing network, including footwear, tech, menswear and athleisure; and expanding our presence in selected geographies through a partnered approach that requires little capital and is expected to be accretive to operating margins; (ii) driving quality of sale initiatives with continued moderation of promotions across channels and expanded assortments to balance access and aspiration; (iii) delivering the world of kate spade new york to our customer seamlessly across channels through a channel‑agnostic approach, while leveraging our e‑commerce site as a global flagship, offering our broadest product assortment across our category pillars and improving delivery speed to our consumer by continuing to enhance our buy anywhere, receive anywhere model; and (iv) increased marketing that leverages customer relationship management (“CRM”) capability and focuses on real-time, personalized customer insight. Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward‑Looking Statements” and “Item 1A — Risk Factors” in this Annual Report on Form 10‑K.

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

2016 Overall Results

Our 2016 results reflected:

•	Net sales growth in our KATE SPADE North America segment, primarily reflecting increases across all channels of our kate spade new york brand;
•	Increased net sales in our KATE SPADE International segment, primarily driven by an increase in our Europe and Japan operations;

•

The absence of the wind‑down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil, which concluded in 2015, and, to a lesser extent, the impact of the 2015 conversion of the Hong Kong, Macau and Taiwan entities to a joint venture; and

•	Reduced net sales and gross profit in our Adelington Design Group segment, primarily related to our LIZWEAR brand and the exited TRIFARI, TRINA TURK and Kensie brands.

Our 2015 results reflected:

•	Net sales growth in our KATE SPADE North America segment primarily driven by increased kate spade new york direct‑to‑consumer sales;
•

Reduced net sales in our KATE SPADE International segment compared to 2014, primarily reflecting the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and the impact of changes in foreign currency exchange rates;

•	The impact of the wind‑down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil; and
•	Reduced net sales and gross profit in our Adelington Design Group segment, primarily related to the exited TRIFARI, TRINA TURK and Kensie brands.

During 2015, we recorded the following pretax items:

•	Expenses associated with our streamlining initiatives of $35.4 million;
•	A $26.0 million charge to terminate contracts with our former joint venture partner in China;
•

A $9.9 million loss related to the prepayment discount on the settlement of a three-year $85.0 million note issued to us in connection with the sale of the Lucky Brand business (the “Lucky Brand Note”); and

•	A $4.0 million write‑off of the cumulative translation adjustment of our subsidiary in Brazil due to its substantial liquidation in 2015.

Net Sales

Net sales for 2016 were $1.381 billion, an increase of $138.8 million, or 11.2%, compared to 2015 net sales of $1.243 billion. The increase primarily reflected increases in net sales in our KATE SPADE North America segment and our KATE SPADE International segment. The increase in net sales compared to 2015 includes year-over-year decreases of (i) $27.3 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $8.4 million.

Gross Profit and Income from Continuing Operations

Gross profit in 2016 was $826.9 million, an increase of $72.8 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments. Our gross profit rate decreased from 60.7% in 2015 to 59.9% in 2016, which was primarily driven by a decrease in gross profit rate in our KATE SPADE North America segment outlet stores, where the environment remains promotional, and to a lesser extent, a decrease in gross profit rate in our KATE SPADE International segment. The decrease in gross profit rate was partially offset by: (i) an increase in penetration of our KATE SPADE North America e-commerce operations; and (ii) the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015.

We recorded income from continuing operations of $151.6 million in 2016, as compared to $21.7 million in 2015. The year‑over‑year change primarily reflected: (i) an increase in gross profit; (ii) a decrease in Selling, general & administrative expenses (“SG&A”), including a $26.0 million charge to terminate contracts with our former joint venture partner in China in 2015; and (iii) the absence in 2016 of the $9.9 million loss on settlement of the Lucky Brand Note that was recorded in 2015.

Balance Sheet

We ended 2016 with a net cash position (total cash and cash equivalents and marketable securities less debt) of $85.1 million as compared to a net debt position (total debt less cash and cash equivalents and marketable securities) of $98.9 million at year‑end 2015. The $184.0 million increase in our net cash position primarily reflected: (i) the generation of $247.3 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $49.1 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $6.5 million to the KS China Co., Limited (“KSC”) and KS HMT Co., Limited (“KS HMT”) joint ventures.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

2016 vs. 2015

The following table sets forth our operating results for the year ended December 31, 2016 (52 weeks), compared to the year ended January 2, 2016 (52 weeks):

	Fiscal Years Ended		Variance
Dollars in millions	December 31, 2016	January 2, 2016	$	%

Net Sales	$1,381.5	$1,242.7	$138.8	11.2%
Gross Profit	826.9	754.1	72.8	9.7%
Selling, general & administrative expenses	643.3	687.7	44.4	6.5%
Operating Income	183.6	66.4	117.2	176.5%
Other expense, net	(8.3)	(11.1)	2.8	25.7%
Loss on settlement of note receivable	—	(9.9)	9.9	*
Interest expense, net	(19.7)	(19.2)	(0.5)	(2.9)%
Provision for income taxes	4.0	4.5	0.5	10.1%
Income from Continuing Operations	151.6	21.7	129.9	*
Discontinued operations, net of income taxes	2.0	(4.6)	6.6	*
Net Income	$153.6	$17.1	$136.5	*

*Not meaningful.

Net Sales

Net sales for 2016 were $1.381 billion, an increase of $138.8 million, or 11.2%, compared to 2015 net sales of $1.243 billion. The increase primarily reflected increases in net sales in our KATE SPADE North America segment and our KATE SPADE International segment. The increase in net sales compared to 2015 includes year-over-year decreases of (i) $27.3 million related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and (ii) $6.4 million related to the conversion of the Hong Kong, Macau and Taiwan entities to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $8.4 million. Including e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 9.1% in 2016; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales increased by 1.1% in 2016.

Net sales results for our segments are provided below:

•

KATE SPADE North America net sales were $1.156 billion, a 12.1% increase compared to 2015 net sales of $1.031 billion, primarily reflecting increases across all channels of our kate spade new york brand.  The increase in net sales compared to 2015 includes a year-over-year decrease of $12.9 million related to the KATE SPADE SATURDAY brand as we substantially completed the wind-down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand.

We ended 2016 with 108 kate spade new york specialty retail stores and 68 outlet stores, reflecting a net addition of 4 kate spade new york specialty retail stores and 4 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

–Average retail square footage in 2016 was approximately 396 thousand square feet, a 9.6% increase compared to 2015; and

–Sales productivity was $1,511 per average square foot in 2016, an increase of 1.2% compared to 2015, on a constant currency basis. Sales productivity was $1,496 in 2015, on a reported basis.

•

KATE SPADE International net sales were $201.8 million, a 7.3% increase compared to 2015 net sales of $188.2 million, primarily driven by an increase in net sales in our Europe and Japan operations, partially offset by a $12.7 million decrease related to the wind-down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly operated business in Brazil and a $6.4 million decrease related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture. The impact of changes in foreign currency exchange rates in our international businesses increased net sales by $9.5 million.

We ended 2016 with 25 kate spade new york specialty retail stores, 54 concessions, and 14 outlet stores, reflecting a net addition over the last 12 months of 3 specialty retail stores, 2 concessions and 1 outlet store. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

–Average retail square footage, including concessions, in 2016 was approximately 85 thousand square feet, a 16.4% increase compared to 2015; and

–Sales productivity was $1,520 per average square foot in 2016, a decrease of 14.3% compared to 2015, on a constant currency basis. Sales productivity was $1,634 in 2015, on a reported basis.

•

Adelington Design Group net sales were $23.3 million for 2016, a decrease of $0.2 million, or 0.7%, compared to 2015, primarily related to a $2.3 million decrease in our LIZWEAR brand and a $1.7 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands, partially offset by a $3.8 million increase in the licensed MONET and LIZ CLAIBORNE brands.

Comparable direct‑to‑consumer net sales are calculated as follows:

•	New stores become comparable after 14 full fiscal months of operations (on the first day of the 15th full fiscal month);
•	Except in unusual circumstances, closing stores become non‑comparable one full fiscal month prior to the scheduled closing date;
•

A remodeled store will be changed to non‑comparable when there is a 20.0% or more increase/decrease in its selling square footage (effective at the start of the fiscal month when construction begins). The store becomes comparable again after 14 full fiscal months from the re‑open date;

•	A store that relocates becomes non‑comparable when the new location is materially different from the original location (in respect to selling square footage and/or traffic patterns);
•	Stores that are acquired are not comparable until they have been reflected in our results for a period of 12 months; and
•	E‑commerce sales are comparable after 12 full fiscal months from the website launch date (on the first day of the 13th full month).

We provide comparable direct-to-consumer net sales as a key operating metric because we consider it an important supplemental measure of performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Our definition of comparable direct-to-consumer net sales may not be comparable to similarly titled measures of other companies.

We evaluate sales productivity based on net sales per average square foot, which is defined as net sales divided by the average of beginning and end of period gross square feet and excludes e‑commerce net sales.

Gross Profit

Gross profit in 2016 was $826.9 million, an increase of $72.8 million compared to 2015, primarily due to increased net sales in our KATE SPADE North America and KATE SPADE International segments. Our gross profit rate decreased from 60.7% in 2015 to 59.9% in 2016, which was primarily driven by a decrease in gross profit rate in our KATE SPADE North America segment outlet stores, where the environment remains promotional, and to a lesser extent, a decrease in gross profit rate in our KATE SPADE International segment. The decrease in gross profit rate was partially offset by: (i) an increase in penetration of our KATE SPADE North America e-commerce operations; and (ii) the dilutive impact on the 2015 gross profit rate of the wind-down operations of KATE SPADE SATURDAY and JACK SPADE brick and mortar stores, which were substantially completed in the second quarter of 2015.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A decreased $44.4 million, or 6.5%, to $643.3 million in 2016 compared to 2015. The change in SG&A reflected the following:

•	The absence of $35.3 million of expenses incurred in 2015 associated with our streamlining initiatives, brand‑exiting activities and acquisition related costs;
•	The absence of a $26.0 million charge incurred in 2015 to terminate contracts with our former joint venture partner in China;
•	A $9.5 million decrease in SG&A in our KATE SPADE International segment, including a reduction associated with the wind-down of our Company-owned stores in Brazil;
•	A $1.0 million decrease in our Adelington Design Group segment; and
•

A $27.4 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct‑to‑consumer expansion reflecting increased e-commerce fees, rent and other store operating expenses, partially offset by reduced annual incentive compensation.

Operating Income

Operating income for 2016 was $183.6 million (13.3% of net sales), compared to $66.4 million (5.3% of net sales) in 2015.

Other Expense, Net

Other expense, net amounted to $8.3 million in 2016 and $11.1 million in 2015. Other expense, net consisted primarily of (i) equity in the losses of KSC and KS HMT of $6.5 million and $6.7 million in 2016 and 2015, respectively; (ii) a $1.4 million and $4.0 million write‑off of cumulative translation adjustment in connection with the liquidation of foreign subsidiaries in 2016 and 2015, respectively; and (iii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note, as discussed in Note 3 of Notes to Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net was $19.7 million in 2016, as compared to $19.2 million in 2015, primarily reflecting a net reduction in interest income of $1.2 million, driven by $2.1 million associated with the prepayment of the Lucky Brand Note in the first quarter of 2015.

Provision for Income Taxes

The income tax provision of $4.0 million in 2016 primarily represented current tax on operations in certain jurisdictions and a net increase related to uncertain tax positions, partially offset by a net increase in deferred tax assets for indefinite-lived intangible assets. The income tax provision of $4.5 million in 2015 primarily represented increases in deferred tax liabilities for indefinite‑lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. We continue to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect our ability to realize deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to, the magnitude and duration of our historical losses as compared to recent profits within taxing jurisdictions to overcome such negative evidence. Until then, we continue to maintain a valuation allowance against our net deferred tax assets, exclusive of our deferred tax liability for indefinite lived intangibles.

Income from Continuing Operations

Income from continuing operations in 2016 was $151.6 million, or 11.0% of net sales, compared to $21.7 million in 2015, or 1.7% of net sales. Earnings per share (“EPS”), basic from continuing operations was $1.18 in 2016 and $0.17 in 2015. EPS, diluted from continuing operations was $1.17 in 2016 and $0.17 in 2015.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in 2016 was $2.0 million, reflecting a gain on disposal of discontinued operations of $1.9 million and $0.1 million of income from discontinued operations. Loss from discontinued operations in 2015 was $(4.6) million, reflecting a loss on disposal of discontinued operations of $(1.5) million and a $(3.1) million loss from discontinued operations. EPS, basic from discontinued operations was $0.02 in 2016 and $(0.04) in 2015. EPS, diluted from discontinued operations was $0.02 in 2016 and $(0.04) in 2015.

Net Income

Net income in 2016 was $153.6 million, compared to $17.1 million in 2015. EPS, basic was $1.20 in 2016 and $0.13 in 2015. EPS, diluted was $1.19 in 2016 and $0.13 in 2015.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand‑exiting activities and acquisition related costs; (iii) losses on asset disposals and impairments; and (iv) the $26.0 million charge incurred in 2015 to terminate contracts with our former joint venture partner in China. The costs of all corporate departments that serve the respective segment are fully allocated, other than non-cash share-based compensation expense. We do not allocate amounts reported below Operating income to our reportable segments, other than adjusted equity income (loss) in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Fiscal Years Ended		Variance
Dollars in thousands	December 31, 2016	January 2, 2016	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$226,385	$177,593	$48,792	27.5%
KATE SPADE International (a)	27,889	17,697	10,192	57.6%
Adelington Design Group	5,014	4,523	491	10.9%
Total Reportable Segments Adjusted EBITDA	259,288	199,813
Depreciation and amortization, net (b)	(45,782)	(46,311)
Charges due to streamlining initiatives (c), brand-exiting activities, acquisition related costs and loss on asset disposals and impairments, net	(9,204)	(40,399)
Joint venture contract termination fee	—	(26,000)
Share-based compensation (d)	(27,139)	(25,577)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (e)	6,450	4,872
Operating Income	183,613	66,398
Other expense, net (a)	(8,270)	(11,137)
Loss on settlement of note receivable	—	(9,873)
Interest expense, net	(19,714)	(19,152)
Provision for income taxes	4,071	4,528
Discontinued operations, net of income taxes	2,024	(4,621)
Net Income	$153,582	$17,087

*Not meaningful.

(a)	Amounts include equity in the adjusted losses of our equity method investees of $6.5 million and $4.9 million in 2016 and 2015, respectively.
(b)	Excludes amortization included in Interest expense, net.
(c)	See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.
(d)	Includes share‑based compensation expense of $0.3 million in 2015 that was classified as restructuring.
(e)	Excludes joint venture restructuring expense included in equity losses of $1.8 million in 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the years ended December 31, 2016 and January 2, 2016 follows:

•

KATE SPADE North America Adjusted EBITDA for 2016 was $226.4 million (19.6% of net sales), compared to $177.6 million (17.2% of net sales) in 2015. The year‑over‑year increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A. The increase in SG&A reflected expenses associated with direct-to-consumer expansion, including an increase in e-commerce fees, rent and other store operating expenses, partially offset by reduced annual incentive compensation.

•

KATE SPADE International Adjusted EBITDA for 2016 was $27.9 million (13.8% of net sales), compared to $17.7 million (9.4% of net sales) in 2015. The year-over-year increase reflected increased gross profit and a decrease in SG&A, including a reduction in SG&A associated with the wind-down of our Company-owned stores in Brazil.

•

Adelington Design Group Adjusted EBITDA for 2016 was $5.0 million (21.5% of net sales), compared to Adjusted EBITDA of $4.5 million (19.3% of net sales) in 2015. The increase in Adjusted EBITDA reflected reduced SG&A, partially offset by decreased gross profit.

2015 vs. 2014

The following table sets forth our operating results for the year ended January 2, 2016 (52 weeks), compared to the year ended January 3, 2015 (53 weeks):

	Fiscal Years Ended		Variance
Dollars in millions	January 2, 2016	January 3, 2015	$	%
Net Sales	$1,242.7	$1,138.6	$104.1	9.1%
Gross Profit	754.1	680.3	73.8	10.9%
Selling, general & administrative expenses	687.7	645.3	(42.4)	(6.6)%
Impairment of intangible asset	—	1.5	1.5	*
Operating Income	66.4	33.5	32.9	98.4%
Other expense, net	(11.1)	(4.0)	(7.1)	*
Loss on settlement of note receivable	(9.9)	—	(9.9)	*
Loss on extinguishment of debt	—	(16.9)	16.9	*
Interest expense, net	(19.2)	(20.2)	1.0	5.1%
Provision (benefit) for income taxes	4.5	(84.3)	(88.8)	*
Income from Continuing Operations	21.7	76.7	(55.0)	(71.7)%
Discontinued operations, net of income taxes	(4.6)	82.5	(87.1)	*
Net Income	$17.1	$159.2	$(142.1)	(89.3)%

*Not meaningful.

Net Sales

Net sales for 2015 were $1.243 billion, an increase of $104.1 million, or 9.1%, compared to 2014 net sales of $1.139 billion. The increase in net sales compared to 2014 included year‑over‑year decreases of: (i) $33.6 million related to the wind‑down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar stores and our directly owned operations in Brazil; (ii) $28.2 million related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture; (iii) $26.8 million from changes in foreign currency exchange rates; and (iv) $17.9 million for the additional week in 2014, excluding the impact of wind‑down operations. These were partially offset by an increase of $2.5 million resulting from outperformance in our kate spade new york e‑commerce flash sale website in North America. Excluding the additional week in 2014, kate spade new york comparable direct‑to‑consumer sales, including e‑commerce, increased by 12.6% in 2015; excluding e‑commerce net sales, kate spade new york comparable direct‑to‑consumer sales increased by 9.4% in 2015.

Net sales results for our segments are provided below:

•

KATE SPADE North America net sales were $1.031 billion, a 15.6% increase compared to 2014 net sales of $891.8 million, primarily driven by increased direct‑to‑consumer and wholesale net sales in our kate spade new york brand. The increase in net sales compared to 2014 includes year‑over‑year decreases of: (i) $23.3 million in the KATE SPADE SATURDAY brand as we substantially completed the wind‑down in the second quarter of 2015 and a decrease in our JACK SPADE brand due to the closure of our brick and mortar stores as we reposition the brand; (ii) $14.0 million for the additional week in 2014; and (iii) $6.9 million from changes in foreign currency exchange rates. These were partially offset by an increase of $2.5 million resulting from outperformance in our kate spade new york e‑commerce flash sale website.

We ended 2015 with 104 kate spade new york specialty retail stores and 64 outlet stores, reflecting a net addition of 11 kate spade new york specialty retail stores and 7 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

–Average retail square footage in 2015 was approximately 362 thousand square feet, a 22.7% increase compared to 2014; and

–Sales productivity was $1,496 per average square foot in 2015, as compared to $1,457 in 2014 on a constant currency basis, excluding the impact of an additional week in 2014. Sales productivity was $1,437 in 2014, on a reported basis.

•

KATE SPADE International net sales were $188.2 million, an 11.9% decrease compared to 2014 net sales of $213.6 million, which primarily reflected: (i) a $28.2 million decrease related to the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture, as discussed above; (ii) a decrease of $19.9 million from changes in foreign currency exchange rates; (iii) a $3.9 million decrease for the additional week in 2014; (iv) a decrease of $2.6 million related to the wind‑down operations of KATE SPADE SATURDAY, JACK SPADE brick and mortar and our directly operated business in Brazil; and (v) an increase in net sales to our international distributors.

We ended 2015 with 22 kate spade new york specialty retail stores, 52 concessions, and 13 outlet stores, reflecting a net reduction over the last 12 months of 10 specialty retail stores and one outlet store, including the conversion of 6 specialty retail stores, 3 concessions and 1 outlet store totaling 11 thousand square feet in the Hong Kong, Macau and Taiwan territories to a joint venture. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

–Average retail square footage, including concessions, in 2015 was approximately 73 thousand square feet, a 16.6% increase compared to 2014; and

–Sales productivity was $1,634 per average square foot in 2015, compared to $1,618 in 2014 on a constant currency basis, excluding the impact of an additional week in 2014. Sales productivity was $1,711 in 2014, on a reported basis.

•

Adelington Design Group net sales were $23.4 million for 2015, a decrease of $9.8 million, or 29.5%, compared to 2014, primarily related to a $7.6 million decrease in the exited TRIFARI, TRINA TURK and Kensie brands and a $2.5 million decrease in our LIZWEAR brand, partially offset by a $0.3 million increase in the MONET and LIZ CLAIBORNE brands.

Gross Profit

Gross profit in 2015 was $754.1 million, an increase of $73.8 million compared to 2014, primarily due to increased net sales in our KATE SPADE North America segment. Our gross profit rate increased from 59.7% in 2014 to 60.7% in 2015, which primarily reflected: (i) inventory charges recorded in 2014 of $7.9 million as a result of our decision to exit KATE SPADE SATURDAY as a standalone business and JACK SPADE brick and mortar stores; and (ii) the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture. These were partially offset by a change in mix due to accelerated outlet store openings in 2014, in order to capitalize on the one‑time opportunity presented by the Juicy Couture real estate portfolio.

Selling, General & Administrative Expenses

SG&A increased $42.4 million, or 6.6%, to $687.7 million in 2015 compared to 2014. The change in SG&A reflected the following:

•

A $62.5 million increase in SG&A in our KATE SPADE North America segment, primarily related to direct‑to‑consumer expansion reflecting: (i) increased rent and other store operating expenses; and (ii) increased compensation related expenses;

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

•	An $8.3 million decrease in our Adelington Design Group segment; and
•	A $4.8 million decrease in expenses associated with our streamlining initiatives, brand‑exiting activities and acquisition related costs.

Impairment of Intangible Asset

In 2014, we recorded a non‑cash impairment charge of $1.5 million in our Adelington Design Group segment related to our trademark for the TRIFARI brand.

Operating Income

Operating income for 2015 was $66.4 million (5.3% of net sales), compared to $33.5 million (2.9% of net sales) in 2014.

Other Expense, Net

Other expense, net amounted to $11.1 million in 2015 and $4.0 million in 2014. Other expense, net consisted primarily of (i) equity in the losses of KSC and KS HMT of $6.7 million in 2015 and $2.6 million in 2014, respectively; (ii) a $4.0 million write‑off of the cumulative translation adjustment of our subsidiary in Brazil due to its substantial liquidation in 2015; and (iii) foreign currency transaction gains and losses.

Loss on Settlement of Note Receivable

In 2015, we recognized a $9.9 million loss related to the prepayment discount on the settlement of the Lucky Brand Note, as discussed in Note 3 of Notes to Consolidated Financial Statements.

Loss on Extinguishment of Debt

In 2014, we recorded a $16.9 million loss on the extinguishment of debt in connection with the redemption of the 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”), which were refinanced with proceeds from the issuance of term loans in an aggregate principal amount of $400.0 million maturing in April 2021 (collectively, the “Term Loan”).

Interest Expense, Net

Interest expense, net was $19.2 million in 2015, as compared to $20.2 million in 2014, primarily reflecting the absence of $13.5 million of interest expense in 2015 due to the refinancing of the Senior Notes in the second quarter of 2014 and a $2.3 million write‑off of deferred financing fees in 2014 as a result of a reduction in the size of our amended and restated revolving credit facility (as amended to date, the “ABL Facility”), offset in part by a reduction of interest income of $9.2 million due to the repayment of the Lucky Brand Note in the first quarter of 2015 and additional interest expense of $5.6 million related to the Term Loan.

Provision (Benefit) for Income Taxes

The income tax provision of $4.5 million in 2015 primarily represented increases in deferred tax liabilities for indefinite‑lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. The income tax benefit of $(84.3) million in 2014 primarily represented refunds from certain tax jurisdictions, partially offset by increases in deferred tax liabilities for indefinite‑lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. In addition to those items, the 2014 benefit for income taxes included a net $87.4 million reduction in the reserve for uncertain tax positions, resulting from the expiration of the related statutes of limitations. We did not record income tax benefits for substantially all losses incurred during 2015 and 2014, as it is not more likely than not that we will utilize such benefits due to the combination of our history of pretax losses and our ability to carry forward or carry back tax losses or credits.

Income from Continuing Operations

Income from continuing operations in 2015 was $21.7 million, or 1.7% of net sales, compared to $76.7 million in 2014, or 6.7% of net sales. EPS, basic from continuing operations was $0.17 in 2015 and $0.61 in 2014. EPS, diluted from continuing operations was $0.17 in 2015 and $0.60 in 2014.

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

Segment Adjusted EBITDA

Segment Adjusted EBITDA for our reportable segments is provided below.

	Fiscal Years Ended		Variance
Dollars in thousands	January 2, 2016	January 3, 2015	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$177,593	$143,009	$34,584	24.2%
KATE SPADE International (a)	17,697	810	16,887	*
Adelington Design Group	4,523	4,092	431	10.5%
Other (b)	—	(940)	940	*
Total Reportable Segments Adjusted EBITDA	199,813	146,971
Depreciation and amortization, net (c)	(46,311)	(48,441)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs, impairment of intangible asset and loss on asset disposals and impairments, net	(40,399)	(30,371)
Joint venture contract termination fee	(26,000)	—
Share-based compensation (e)	(25,577)	(37,270)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (f)	4,872	2,583
Operating Income	66,398	33,472
Other expense, net (a)	(11,137)	(4,033)
Loss on settlement of note receivable	(9,873)	—
Loss on extinguishment of debt	—	(16,914)
Interest expense, net	(19,152)	(20,178)
Provision (benefit) for income taxes	4,528	(84,379)
Discontinued operations, net of income taxes	(4,621)	82,434
Net Income	$17,087	$159,160

*Not meaningful.

(a)	Amounts include equity in the adjusted losses of our equity method investees of $4.9 million and $2.6 million in 2015 and 2014, respectively.
(b)

Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)	Excludes amortization included in Interest expense, net.
(d)	See Note 13 of Notes to Consolidated Financial Statements for a discussion of streamlining charges.
(e)	Includes share‑based compensation expense of $0.3 million and $17.3 million in 2015 and 2014, respectively, that was classified as restructuring.
(f)	Excludes joint venture restructuring expense included in equity losses of $1.8 million in 2015.

A discussion of Segment Adjusted EBITDA of our reportable segments for the years ended January 2, 2016 and January 3, 2015 follows:

•

KATE SPADE North America Adjusted EBITDA for 2015 was $177.6 million (17.2% of net sales), compared to $143.0 million (16.0% of net sales) in 2014. The year‑over‑year increase reflected an increase in gross profit, as discussed above, partially offset by an increase in SG&A related to direct‑to‑consumer expansion, including an increase in rent and other store operating expenses and increased compensation related expenses.

•

KATE SPADE International Adjusted EBITDA for 2015 was $17.7 million (9.4% of net sales), compared to $0.8 million (0.4% of net sales) in 2014. The year‑over‑year increase reflected: (i) the closure of our Company‑owned stores in Brazil; (ii) an increase in gross profit related to international distribution agreements; and (iii) a decrease in SG&A. The increase in the adjusted EBITDA margin from 0.4% in 2014 to 9.4% in 2015 primarily related to an increase in the gross profit rate, primarily driven by the conversion of the Hong Kong, Macau and Taiwan territories to a joint venture and increased sales to our international distributors.

•

Adelington Design Group Adjusted EBITDA for 2015 was $4.5 million (19.3% of net sales), compared to Adjusted EBITDA of $4.1 million (12.3% of net sales) in 2014. The increase in Adjusted EBITDA reflected decreased SG&A, partially offset by reduced gross profit.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements

Our primary ongoing cash requirements are to: (i) fund seasonal working capital needs (primarily accounts receivable and inventory); (ii) fund capital expenditures related to the opening and refurbishing of our specialty retail and outlet stores and normal maintenance activities; (iii) invest in our information systems, including our e-commerce platform; (iv) fund operational and contractual obligations; and (v) potentially repurchase or retire debt obligations.

Sources and Uses of Cash

Our historical sources of liquidity to fund ongoing cash requirements include cash flows from operations, cash and cash equivalents, as well as borrowings through our lines of credit.

Term Loan. The outstanding balance of the Term Loan as provided under a term loan credit agreement that we entered into on April 10, 2014 (the “Term Loan Credit Agreement”) is required to be prepaid in an amount equal to 50.0% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 2, 2016. The percentage of Excess Cash Flow that must be so applied is reduced to 25.0% if our consolidated net total debt ratio is less than 2.75 to 1.0 and to 0% if our consolidated net total debt ratio is less than 2.25 to 1.0. Lenders may elect not to accept mandatory prepayments. No such prepayment was required with respect to the fiscal years ended December 31, 2016 and January 2, 2016.

ABL Facility. Based on our forecast of borrowing availability under the ABL Facility, we anticipate that our existing cash and cash equivalents, cash flows from operations and, if necessary, the projected borrowing availability under our ABL Facility will be sufficient to fund our liquidity requirements for at least the next 12 months.

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

Cash and Debt Balances. We ended 2016 with $478.5 million in cash and cash equivalents, compared to $297.9 million at the end of 2015 and with $393.4 million of debt outstanding, compared to $396.8 million at the end of 2015. The $184.0 million increase in our net cash position primarily reflected: (i) the generation of $247.3 million of cash from continuing operating activities over the past 12 months; (ii) the funding of $49.1 million of capital and in-store shop expenditures over the last 12 months; and (iii) the funding of aggregate loans of $6.5 million to the KSC and KS HMT joint ventures.

Accounts Receivable decreased $19.4 million, or 20.0%, at year‑end 2016 compared to year‑end 2015, primarily reflecting the timing of 2015 fourth quarter wholesale shipments, partially offset by a year-over-year increase in wholesale net sales.

Inventories decreased $24.4 million, or 12.7% at year‑end 2016 compared to year‑end 2015, primarily related to: (i) improved inventory management; (ii) improved efficiencies with the buy online, ship from store capabilities; and (iii) the continued growth of our licensing business.

Borrowings under our ABL Facility peaked at $8.0 million in 2015. We had no outstanding borrowings under our ABL Facility at December 31, 2016 and January 2, 2016.

Net cash provided by operating activities of our continuing operations was $247.3 million in 2016, compared to $120.5 million in 2015. This $126.8 million year‑over‑year change was primarily due to increased earnings in 2016 compared to 2015 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non‑cash items) and a reduction in cash outflows related to working capital items. The operating activities of our discontinued operations used $2.4 million and $15.0 million of cash in the fiscal years ended December 31, 2016 and January 2, 2016, respectively.

Net cash (used in) provided by investing activities of our continuing operations was $(59.2) million in 2016, compared to $18.6 million in 2015. Net cash used in investing activities in 2016 primarily reflected: (i) the use of $49.1 million for capital and in‑store shop expenditures; (ii) the use of $6.5 million for loans to the KSC and KS HMT joint ventures; and (iii) a purchase price adjustment payment of $2.4 million to The Lane Crawford Joyce Group (“LCJG”). Net cash provided by investing activities in 2015 reflected: (i) the receipt of net proceeds of $75.1 million from the settlement of the Lucky Brand Note in March 2015; (ii) the receipt of net proceeds of $17.6 million from LCJG for their interests in the joint ventures; (iii) the use of $60.2 million for capital and in‑store shop expenditures; (iv) the payment of $10.0 million to acquire E-Land’s 60% interest in KSC; and (v) the use of $5.0 million for the investments in and advances to KSC. The investing activities of our discontinued operations provided $0.6 million in 2015.

Net cash used in financing activities was $3.2 million in 2016, compared to $8.5 million in 2015. The $5.3 million year‑over‑year change primarily reflected: (i) the absence of a net $6.0 million repayment of borrowings under the ABL Facility in 2015.

Commitments and Capital Expenditures

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited (“Li & Fung”) acts as a global buying/sourcing agent. On March 24, 2015, we modified the existing arrangement in order to, among other things, transition the buying/sourcing activities for our accessories products to an in-house model, beginning with our Spring 2016 collection. The modification included a reduction of the annual minimum value of inventory purchases and a change in the commission rates for certain products. We pay Li & Fung an agency commission based on the cost of our product purchases through Li & Fung. We are obligated to use Li & Fung as our primary buying/sourcing agent for our ready-to-wear apparel products and we may use Li & Fung as a buying/sourcing agent with respect to our accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. Our agreement with Li & Fung is not exclusive.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which we or certain of our subsidiaries remain secondarily liable for the remaining obligations on 91 such leases. As of December 31, 2016, the future aggregate payments under these leases amounted to $66.5 million and extended to various dates through 2025.

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

We expect capital expenditures and working capital cash needs to be financed with available cash and cash provided by operating activities.

The following table summarizes as of December 31, 2016 our contractual cash obligations by future period (see Notes 1, 9 and 10 of Notes to Consolidated Financial Statements):

	Payments Due by Period
	Less than			After
Contractual cash obligations *	1 year	1 - 3 years	4 - 5 years	5 years	Total
(In millions)
Operating lease commitments	$67.8	$124.8	$113.8	$143.8	$450.2
Capital lease obligations	2.1	4.4	4.7	8.4	19.6
Inventory purchase commitments	143.7	—	—	—	143.7
Term Loan	4.0	8.0	379.0	—	391.0
Interest on Term Loan (a)	15.8	31.0	23.3	—	70.1
Total	$233.4	$168.2	$520.8	$152.2	$1,074.6

*The table above does not include any amounts for assigned leases and amounts recorded for uncertain tax positions. We cannot estimate the amounts or timing of payments related to uncertain tax positions.

(a)	Interest is calculated at 4.0% per annum.

Debt consisted of the following:

In thousands	December 31, 2016	January 2, 2016
Term Loan credit facility (a)	$385,794	$388,667
ABL Facility	—	—
Capital lease obligations	7,612	8,126
Total debt	$393,406	$396,793

(a)	The balance as of December 31, 2016 and January 2, 2016 included aggregate unamortized debt discount and deferred financing fees of $5.2 million and $6.3 million, respectively.

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

As of December 31, 2016, availability under our ABL Facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$268,527	$—	$8,447	$191,553	$171,553

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off‑Balance Sheet Arrangements

We have not entered into any off‑balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by our businesses in Japan and Canada. As of December 31, 2016, we had forward contracts to sell 3.0 billion yen for $27.9 million maturing through March 2018 and 18.6 million Canadian dollars for $14.0 million maturing through March 2018.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of December 31, 2016, we had forward contracts to sell 5.1 billion yen for $43.4 million maturing through March 2017, 6.1 million British pounds for $7.5 million maturing through March 2017, and 5.4 million Canadian dollars for $4.0 million maturing through March 2017. Transaction (losses) gains of $(0.8) million and $4.5 million related to these derivative instruments for December 31, 2016 and January 3, 2015, respectively, were reflected within Other expense, net on the accompanying Consolidated Statements of Income. Transaction gains (losses) for the year ended January 2, 2016 were not significant.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, intangible assets, goodwill, accrued expenses and share‑based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as an evaluation of economic conditions and the financial positions of our customers. For inventory, we review the aging and salability of our inventory and estimate the amount of inventory that we will not be able to sell in the normal course of business. Distressed inventory is written down to the expected recovery value to be realized through off‑price channels. If we incorrectly anticipate these trends or unexpected events occur, our results of operations could be materially affected. We utilize various valuation methods to determine the fair value of tangible and intangible assets acquired in a single transaction. For inventory, the method uses the expected selling prices of finished goods. Intangible assets acquired are valued using a discounted cash flow model. Should any of the assumptions used in these projections differ significantly from actual results, material impairment losses could result where the estimated fair values of these assets become less than their carrying amounts. For accrued expenses related to items such as employee insurance, workers’ compensation and similar items, accruals are assessed based on outstanding obligations, claims experience and statistical trends; should these trends change significantly, actual results would likely be impacted. Changes in such estimates, based on more accurate information, may affect amounts reported in future periods. We are not aware of any reasonably likely events or circumstances that would result in different amounts being reported that would materially affect our financial condition or results of operations.

Revenue Recognition

Revenue is recognized from our direct‑to‑consumer, wholesale and licensing operations. Retail store and e‑commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company does not recognize revenue for estimated gift card breakage. Revenue within our wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre‑approval from management. Discounts are based on trade terms. Estimates for end‑of‑season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. We review and refine these estimates on a monthly basis based on current experience, trends and retailer performance. Our historical estimates of these costs have not differed materially from actual results. Licensing revenues are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

Accounts Receivable — Trade, Net

In the normal course of business, we extend credit to customers that satisfy pre‑defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with our customers as well as historical deduction trends, net of expected recoveries, and the evaluation of current market conditions. Should circumstances change or economic or distribution channel conditions deteriorate significantly, we may need to increase our provisions. Our historical estimates of these costs have not differed materially from actual results.

Inventories, Net

Inventories for seasonal, replenishment and on‑going merchandise are recorded at the lower of actual average cost or market value. We continually evaluate the composition of our inventories by assessing slow‑turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is estimated based on historical sales trends for this category of inventory of our individual product lines, the impact of market trends and economic conditions and the value of current orders in‑house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. We review our inventory position on a monthly basis and adjust our estimates based on revised projections and current market conditions. If economic conditions worsen, we incorrectly anticipate trends or unexpected events occur, our estimates could be proven overly optimistic and required adjustments could materially adversely affect future results of operations. Our historical estimates of these costs and our provisions have not differed materially from actual results.

Intangibles, Net

Intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Our annual impairment test is performed as of the first day of the third fiscal quarter.

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite‑lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that an indefinite‑lived intangible asset is not impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of the indefinite‑lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We estimate the fair value of these intangible assets based on an income approach using the relief‑from‑royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The recoverability of the carrying values of all intangible assets with finite lives is re‑evaluated when events or changes in circumstances indicate an asset’s value may be impaired. Impairment testing is based on a review of forecasted operating cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to our Consolidated Statement of Income.

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.

As a result of the impairment analysis performed in connection with our purchased trademarks with indefinite lives, no impairment charges were recorded during 2016 and 2015.

In 2014, we recorded a non‑cash impairment charge of $1.5 million to reduce the carrying value of the TRIFARI trademark to zero, due to the expected exit of the brand.

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. Our annual impairment test is performed as of the first day of the third fiscal quarter.

We assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that goodwill is impaired, then we are not required to take further action. However, if we conclude otherwise, then we are required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value and carrying amount of the related reporting unit. A two‑step impairment test is then performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, we estimate fair value based on market multiples of earnings for comparable companies. We also use discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with our goodwill, no impairment charges were recorded during 2016, 2015 or 2014.

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

Share‑Based Compensation

We recognize compensation expense based on the fair value of employee share‑based awards, including stock options, restricted stock and restricted stock with performance features that impact vesting, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share‑based awards expected to be forfeited prior to vesting. Determining the fair value of shares with market conditions at the grant date requires judgment, including the weighting of historical and estimated implied volatility of the Company’s stock price and where appropriate, a market index. If actual forfeitures differ significantly from these estimates, share‑based compensation expense could be materially impacted.

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

We do not speculate on the future direction of interest rates. As of December 31, 2016 and January 2, 2016, our exposure to changing market rates related to our ABL Facility and the Term Loan credit facility was as follows:

Dollars in millions	December 31, 2016	January 2, 2016
ABL Facility	$—	$—
Average interest rate	—	—

Term Loan credit facility	$391.0	$395.0
Average interest rate	4.00%	4.00%

A ten percent change in the average rate would have a minimal impact to interest expense during the year ended December 31, 2016. The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum; therefore a ten percent change in the average LIBOR rate would not impact interest expense, since the LIBOR rate was below the floor of 1.0% at December 31, 2016.

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

As of December 31, 2016, we had forward contracts with net notional amounts of $96.8 million. Unrealized gains (losses) for outstanding foreign currency forward contracts were $1.5 million. A sensitivity analysis to changes in foreign currency when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $10.4 million at December 31, 2016. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $8.7 million at December 31, 2016. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

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

Item 8. Financial Statements and Supplementary Data.

See the “Index to Consolidated Financial Statements and Schedule” appearing at the end of this Annual Report on Form 10‑K for information required under this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of each of our fiscal quarters. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “Index to Consolidated Financial Statements and Schedule” appearing at the end of this Annual Report on Form 10‑K for Management’s Report on Internal Control Over Financial Reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

With respect to our Executive Officers, see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10‑K.

Information regarding Section 16(a) compliance, the Audit Committee (including membership and Audit Committee Financial Experts but excluding the “Audit Committee Report”), our code of ethics and background of our Directors appearing under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Additional Information‑Company Code of Ethics and Business Practices” and “Election of Directors” in our Proxy Statement for the 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) is hereby incorporated by reference.

Item 11. Executive Compensation.

Information called for by this Item 11 is incorporated by reference to the information set forth under the headings “Compensation Discussion and Analysis” and “Executive Compensation” (other than the Board Compensation Committee Report) in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION

The following table summarizes information about the stockholder approved Kate Spade & Company Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ Plan”); Fifth & Pacific Companies, Inc. 1992 Stock Incentive Plan; Fifth & Pacific Companies, Inc. 2000 Stock Incentive Plan (the “2000 Plan”); Fifth & Pacific Companies, Inc. 2002 Stock Incentive Plan (the “2002 Plan”); Fifth & Pacific Companies, Inc. 2005 Stock Incentive Plan (the “2005 Plan”); Fifth & Pacific Companies, Inc. 2011 Stock Incentive Plan (the “2011 Plan”); and Fifth & Pacific Companies, Inc. 2013 Stock Incentive Plan (the “2013 Plan”), which together comprise all of our existing equity compensation plans, as of December 31, 2016. In January 2006, we adopted the Fifth & Pacific Companies, Inc. Outside Directors’ Deferral Plan, which amended and restated the Outside Directors’ Plan by eliminating equity grants under the Outside Directors’ Plan, including the annual grant of shares of Common Stock. The last grant under the Outside Directors’ Plan was made on January 10, 2006. All subsequent Director stock grants have been made under the remaining shareholder approved plans.

Number of Securities
Remaining Available for
	Number of Securities to be		Weighted Average Exercise		Future Issuance Under
	Issued Upon Exercise of		Price of Outstanding		Equity Compensation Plans
	Outstanding Options,		Options, Warrants and		(Excluding Securities
Plan Category	Warrants and Rights		Rights		Reflected in Column)
Equity Compensation Plans Approved by Stockholders	1,206,293	(a)	$15.26	(b)	5,851,399	(c)
Equity Compensation Plans Not Approved by Stockholders	—		N/A		—
Total	1,206,293	(a)	$15.26	(b)	5,851,399	(c)

(a)

Includes 486,133 shares of Common Stock issuable under the 2002, 2005, 2011 and 2013 Plans pursuant to participants’ elections thereunder to defer certain director compensation. Excluded from the above table are 2,880,155 restricted share units including shares with market conditions impacting the quantity of shares vesting.

(b)

Shares of Common Stock issuable under the 2002, 2005, 2011 and 2013 Plans pursuant to participants’ election thereunder to defer certain director compensation were not included in calculating the Weighted Average Exercise Price.

(c)

In addition to options, warrants and rights, the 2000 Plan, the 2002 Plan, the 2005 Plan, the 2011 Plan and the 2013 Plan authorize the issuance of restricted stock, unrestricted stock and performance stock. Each of the 2000 and the 2002 Plans contains a sub‑limit on the aggregate number of shares of restricted Common Stock, which may be issued; the sub‑limit under the 2000 Plan is set at 1,000,000 shares and the sub‑limit under the 2002 Plan is set at 1,800,000 shares. The 2005 Plan contains an aggregate 2,000,000 shares sub‑limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded. The 2011 Plan contains an aggregate 1,500,000 shares sub‑limit on the number of shares of restricted stock, restricted stock units, unrestricted stock and performance shares that may be awarded. For purposes of computing the number of shares available for grant, awards other than stock options and stock appreciation rights will be counted against the 2011 Plan maximum in a 1.6‑to‑1.0 ratio.

Security ownership information of certain beneficial owners and management as called for by this Item 12 is incorporated by reference to the information set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information called for by this Item 13 is incorporated by reference to the information set forth under the headings “Certain Relationships and Related Transactions” in the 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information called for by this Item 14 is incorporated by reference to the information set forth under the heading “Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the 2017 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements	Refer to Index to Consolidated Financial Statements on Page F‑1
(a)	2. Schedule
	SCHEDULE II — Valuation and Qualifying Accounts	F‑47

NOTE: Schedules other than those referred to above and parent company financial statements have been omitted as inapplicable or not required under the instructions contained in Regulation S‑X or the information is included elsewhere in the financial statements or the notes thereto.

(a)3. Exhibits

Exhibit No.	Description
2(a)	—

Merger Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Foreign Holdings, Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., EuCo B.V. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8‑K dated September 6, 2011).

2(b)	—

Asset Purchase Agreement, dated as of September 1, 2011, by and among Registrant and Liz Claiborne Canada Inc. and Gores Malibu Holdings (Luxembourg) S.a.r.l., 3256890 Nova Scotia Limited (incorporated herein by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8‑K dated September 6, 2011).

3(a)	—	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit 3(a) to Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2016).
3(b)	—	Amended and Restated By‑Laws of Registrant (incorporated herein by reference to Exhibit 3(b) to Registrant’s Current Report on Form 8‑K dated May 25, 2016).
4(a)	—

Specimen certificate for Registrant’s Common Stock, par value $1.00 per share (incorporated herein by reference to Exhibit 4(a) to the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 26, 1992).

10(a)*+	—	Description of Kate Spade & Company 2016 Employee Incentive Plan (Cash).
10(b)+	—	The Kate Spade & Company 401(k) Savings and Profit Sharing Plan, as amended and restated (incorporated herein by reference to Exhibit 10(g) to Registrant’s 2002 Annual Report).
10(b)(i)+	—	First Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(i) to the 2003 Annual Report).
10(b)(ii)+	—	Second Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(ii) to the 2003 Annual Report).
10(b)(iii)+	—	Third Amendment to the Kate Spade & Company 401(k) Savings and Profit Sharing Plan (incorporated herein by reference to Exhibit 10(e)(iii) to the 2003 Annual Report).
10(b)(iv)+	—

Trust Agreement (the “401(k) Trust Agreement”) dated as of October 1, 2003 between Registrant and Fidelity Management Trust Company (incorporated herein by reference to Exhibit 10(e)(iv) to the 2003 Annual Report).

10(b)(v)+	—

First Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(v) to Registrant’s Annual Report on Form 10‑K for the fiscal year ended January 1, 2005 (the “2004 Annual Report”).

10(b)(vi)+	—	Second Amendment to the 401(k) Trust Agreement (incorporated herein by reference to Exhibit 10(e)(vi) to the 2004 Annual Report).
10(c)+	—

Liz Claiborne, Inc. Amended and Restated Outside Directors’ 1991 Stock Ownership Plan (the “Outside Directors’ 1991 Plan”) (incorporated herein by reference to Exhibit 10(m) to Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 30, 1995).

10(c)(i)+	—	Amendment to the Outside Directors’ 1991 Plan, effective as of December 18, 2003 (incorporated herein by reference to Exhibit 10(f)(i) to the 2003 Annual Report).
10(c)(ii)+	—

Form of Option Agreement under the Outside Directors’ 1991 Plan (incorporated herein by reference to Exhibit 10(m)(i) to the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 28, 1996).

10(c)(iii)+	—

Liz Claiborne, Inc. Outside Directors’ Deferral Plan (incorporated herein by reference to Exhibit 10(f)(iii) to Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”)).

10(d)+	—	Liz Claiborne, Inc. 2000 Stock Incentive Plan (the “2000 Plan”) (incorporated herein by reference to Exhibit 4(e) to Registrant’s Form S‑8 dated as of January 25, 2001).
10(d)(i)+	—	Amendment No. 1 to the 2000 Plan (incorporated herein by reference to Exhibit 10(h)(i) to the 2003 Annual Report).
10(d)(ii)+	—

Form of Option Grant Certificate under the 2000 Plan (incorporated herein by reference to Exhibit 10(z)(i) to the Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 30, 2000 (the “2000 Annual Report”)).

10(d)(iii)	—

Form of Special Retention Award Agreement under the Company’s 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8‑K dated June 17, 2011).

10(e)+	—

Liz Claiborne, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) (incorporated herein by reference to Exhibit 10(y)(i) to Registrant’s Quarterly Report on Form 10‑Q for the period ended June 29, 2002 (the “2nd Quarter 2002 10‑Q”)).

10(e)(i)+	—	Amendment No. 1 to the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(iii) to the 2nd Quarter 2002 10‑Q).
10(e)(ii)+	—	Amendment No. 2 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(ii) to the 2003 Annual Report).
10(e)(iii)+	—	Amendment No. 3 to the 2002 Plan (incorporated herein by reference to Exhibit 10(i)(iii) to the 2003 Annual Report).
10(e)(iv)+	—	Form of Option Grant Certificate under the 2002 Plan (incorporated herein by reference to Exhibit 10(y)(ii) to the 2nd Quarter 2002 10‑Q).
10(f)+	—	Description of Supplemental Life Insurance Plans (incorporated herein by reference to Exhibit 10(q) to the 2000 Annual Report).
10(g)+	—

Liz Claiborne, Inc. Supplemental Executive Retirement Plan effective as of January 1, 2002, constituting an amendment, restatement and consolidation of the Liz Claiborne, Inc. Supplemental Executive Retirement Plan and the Liz Claiborne, Inc. Bonus Deferral Plan (incorporated herein by reference to Exhibit 10(t)(i) to Registrant’s Annual Report on Form 10‑K for the fiscal year ended December 29, 2001).

10(g)(i)+	—

Liz Claiborne, Inc. 2005 Supplemental Executive Retirement Plan effective as of January 1, 2005, including amendments through December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated December 31, 2008).

10(g)(ii)+	—	Trust Agreement, dated as of January 1, 2002, between Registrant and Wilmington Trust Company (incorporated herein by reference to Exhibit 10(t)(i) to the 2002 Annual Report).
10(h)+	—	Liz Claiborne Inc. 2005 Stock Incentive Plan (the “2005 Plan”) (incorporated herein by reference to Exhibit 10.1(b) to Registrant’s Current Report on Form 8‑K dated May 26, 2005).
10(h)(i)+	—	Amendment No. 1 to the 2005 Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated July 12, 2005).
10(h)(ii)+	—	Form of Restricted Stock Grant Certificate under the 2005 Plan (incorporated herein by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10‑Q for the period ended April 2, 2005).
10(h)(iii)+	—	Form of Option Grant Confirmation under the 2005 Plan (incorporated herein by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8‑K dated December 4, 2008).
10(i)+	—

Liz Claiborne Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated May 23, 2011 which incorporates by reference Exhibit A to Definitive Proxy Statement for the 2011 Annual Meeting of the Registrant, filing April 7, 2011).

10(i)(i)	—	Form of Restricted Stock Unit Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.47 to Registrant’s Form S‑4 dated January 18, 2013).
10(i)(ii)	—	Form of Option Grant Certificate under the 2011 Plan (incorporated herein by reference to Exhibit 10.46 to Registrant’s Form S‑4 dated January 18, 2013).
10(j)	—

Fifth & Pacific Companies, Inc. 2013 Incentive Plan (the “2013 Plan”) (incorporated herein by reference to Appendix B to Definitive Proxy Statement for the 2013 Annual Meeting of the Registrant filed April 3, 2013).

10(j)(i)	—

Form of 2014 Market Share Unit Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10‑Q for the period ended April 5, 2014 (the “1st Quarter 2014 10‑Q”).

10(j)(ii)	—	Form of 2014 Performance Share Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10.4 to the 1st Quarter 2014 10‑Q).
10(j)(iii)	—	Form of Staking Market Share Unit Award Grant Certificate under the 2013 Plan (incorporated herein by reference to Exhibit 10.5 to the 1st Quarter 2014 10‑Q).

10(j)(iv)	—

Form of Market Share Unit Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10(j)(iv) to Registrant’s Annual Report on Form 10‑K for the year ended January 3, 2015 (the “2014 Annual Report”)).

10(j)(v)	—	Form of Option Grant Certificate under the 2013 Plan (incorporated herein by reference to Exhibit 10(j)(v) to Registrant’s 2014 Annual Report).
10(j)(vi)	—	Form of 2015 Performance Share Award Notice of Grant under the 2013 Plan (incorporated herein by reference to Exhibit 10(j)(vi) to the Registrant’s 2014 Annual Report).
10(j)(vii)	—

Form of Performance Share Unit Award Notice of Grant and Grant Certificate under the 2013 Plan (incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8‑K dated May 25, 2016).

10(j)(viii)	—	Form of Restricted Stock Unit Grant Confirmation Statement under the 2013 Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K dated May 25, 2016).
10(k)(i)+	—	2010 Section 162(m) Long Term Performance Plan (incorporated herein by reference to Exhibit D to Definitive Proxy Statement filed April 13, 2010).
10(k)(ii)+	—	Kate Spade & Company Section 162(m) Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8‑K filed May 22, 2015).
10(l)*	—	Form of Executive Severance Agreement.
10(m)	—

Severance Benefit Agreement, by and between Registrant and William L. McComb, dated July 14, 2009 (incorporated herein by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8‑K dated July 15, 2009).

10(n)	—

Executive Termination Benefits Agreement, by and between Registrant and William L. McComb, dated as of July 14, 2009 (incorporated herein by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8‑K dated July 15, 2009).

10(o)	—	Employment Agreement by and between Registrant and Craig Leavitt, dated January 7, 2014 (incorporated herein by reference to Exhibit 10(o) to the 2013 Annual Report).
10(p)	—	Employment Agreement by and between Registrant and Deborah Lloyd, dated January 7, 2014 (incorporated herein by reference to Exhibit 10(p) to the 2013 Annual Report).
10(q)	—

Purchase Agreement, dated October 12, 2011, between Registrant, J.C. Penney Corporation, Inc. and J.C. Penney Company, Inc. (incorporated herein by reference to Exhibit 10(y) to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2011).

10(s)	—

Term Credit Agreement dated as of April 10, 2014 among Kate Spade & Company, as Borrower, the Lenders and Bank of America, N.A., as Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as Syndication Agent, Suntrust Bank and Wells Fargo Bank National Association, as Co‑Documentation Agents and Bank of America, N.A., JPMorgan Securities, LLC, as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10‑Q filed for the period ended April 5, 2014).

10(t)	—

Credit Agreement, dated May 16, 2014, among Kate Spade & Company, Kate Spade UK Limited, and Kate Spade Canada Inc., as borrowers, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and US Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent and Canadian Collateral Agent, J.P. Morgan Europe Limited, as European Administrative Agent and European Collateral Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, N.A. and SunTrust Bank, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed for the period ended July 5, 2014).

10(u)	—

Purchase Agreement, dated as of October 7, 2013, by and among ABG‑Juicy LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed for the period ended September 28, 2013).

10(v)	—

Amendment Agreement, dated as of November 6, 2013, by and among ABG‑Juicy LLC, Fifth & Pacific Companies, Inc., and Juicy Couture, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q filed for the period ended September 28, 2013).

10(v)(i)	—

Purchase Agreement, dated as of December 10, 2013, by and among LBD Acquisition Company, LLC, as Buyer, Fifth & Pacific Companies, Inc., as Seller, and Lucky Brand Dungarees, Inc. (incorporated herein by reference to Registrant’s Current Report on Form 8‑K filed December 10, 2013).

10(v)(ii)	—

Secured Note, dated February 3, 2014 and due February 1, 2017, by and between LBD Acquisition Company, LLC, as payor, and Fifth & Pacific Companies, Inc., as payee (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed for the period ended April 5, 2014).

21*	—	List of Registrant’s Subsidiaries.
23*	—	Consent of Independent Registered Public Accounting Firm.
31(a)*	—	Rule 13a‑14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002.
31(b)*	—	Rule 13a‑14(a) Certification of President and Chief Operating Officer of the Company in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002.
31(c)*	—	Rule 13a‑14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes‑Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002.
32(b)*#	—	Certification of President and Chief Operating Officer of the Company in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002.
32(c)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes‑Oxley Act of 2002.
99*	—	Undertakings.
101.INS*		XBRL Instance Document.
101.SCH*		XBRL Taxonomy Extension Schema Document.
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*		Taxonomy Extension Presentation Linkbase Document.

+Compensation plan or arrangement required to be noted as provided in Item 14(a)(3).

*Filed herewith.

ΔCertain portions of this exhibit have been omitted in connection with the grant of confidential treatment therefore.

#A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ George M. Carrara
	Thomas Linko,		George M. Carrara,
	Chief Financial Officer (principal financial officer and principal accounting officer)		President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 23, 2017.

Signature	Title

/s/ Craig A. Leavitt	Chief Executive Officer and Director
Craig A. Leavitt	(principal executive officer)

/s/ Lawrence Benjamin	Director
Lawrence Benjamin

/s/ Raul J. Fernandez	Director
Raul J. Fernandez

/s/ Carsten Fischer	Director
Carsten Fischer

/s/ Kenneth B. Gilman	Director
Kenneth B. Gilman

/s/ Nancy J. Karch	Director and Chairman of the Board
Nancy J. Karch

/s/ Kenneth P. Kopelman	Director
Kenneth P. Kopelman

/s/ Deborah Lloyd	Director
Deborah Lloyd

/s/ Douglas Mack	Director
Douglas Mack

/s/ Jan Singer	Director
Jan Singer

/s/ Doreen A. Toben	Director
Doreen A. Toben

KATE SPADE & COMPANY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page Number
MANAGEMENT’S REPORTS AND REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 to F-4
FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016	F-5
Consolidated Statements of Income for the Three Fiscal Years Ended December 31, 2016	F-6
Consolidated Statements of Comprehensive Income for the Three Fiscal Years Ended December 31, 2016	F-7
Consolidated Statements of Retained Earnings, Accumulated Other Comprehensive Loss and Changes in Capital Accounts for the Three Fiscal Years Ended December 31, 2016	F-8
Consolidated Statements of Cash Flows for the Three Fiscal Years Ended December 31, 2016	F-9
Notes to Consolidated Financial Statements	F-10 to F-46
SCHEDULE II — Valuation and Qualifying Accounts	F-47

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on our evaluation, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control — Integrated Framework issued by COSO.

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

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

February 23, 2017

/s/ Craig A. Leavitt	/s/ George M. Carrara	/s/ Thomas Linko
Craig A. Leavitt	George M. Carrara	Thomas Linko
Chief Executive Officer	President and Chief Operating Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kate Spade & Company

We have audited the internal control over financial reporting of Kate Spade & Company (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 23, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kate Spade & Company

We have audited the accompanying consolidated balance sheets of Kate Spade & Company (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of income, statements of comprehensive income, statements of retained earnings, accumulated other comprehensive loss and changes in capital accounts, and cash flows for each of the three fiscal years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kate Spade & Company as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 23, 2017

Kate Spade & Company

CONSOLIDATED BALANCE SHEETS

In thousands, except share data	December 31, 2016	January 2, 2016
Assets
Current Assets:
Cash and cash equivalents	$478,536	$297,851
Accounts receivable — trade, net	77,487	96,850
Inventories, net	167,461	191,879
Deferred income taxes	—	1,855
Other current assets	34,024	32,390
Total current assets	757,508	620,825

Property and Equipment, Net	167,192	173,963
Goodwill	50,045	48,730
Intangibles, Net	86,703	86,288
Deferred Income Taxes	2,322	1,241
Other Assets	46,549	44,550
Total Assets	$1,110,319	$975,597

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$3,664	$3,625
Accounts payable	93,144	109,327
Accrued expenses	125,434	151,680
Income taxes payable	2,207	1,655
Total current liabilities	224,449	266,287

Long-Term Debt	389,742	393,168
Other Non-Current Liabilities	48,685	52,021
Deferred Income Taxes	17,512	18,900
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437
Capital in excess of par value	251,816	224,677
Retained earnings	1,306,096	1,155,838
Accumulated other comprehensive loss	(28,160)	(30,041)
	1,706,189	1,526,911
Common stock in treasury, at cost — 48,261,217 and 48,544,175 shares	(1,276,258)	(1,281,690)
Total stockholders’ equity	429,931	245,221
Total Liabilities and Stockholders’ Equity	$1,110,319	$975,597

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Years Ended
In thousands, except per common share data	December 31, 2016	January 2, 2016	January 3, 2015
Net Sales	$1,381,478	$1,242,720	$1,138,603
Cost of goods sold	554,558	488,613	458,332
Gross Profit	826,920	754,107	680,271
Selling, general & administrative expenses	643,307	687,709	645,266
Impairment of intangible asset	—	—	1,533
Operating Income	183,613	66,398	33,472
Other expense, net	(8,270)	(11,137)	(4,033)
Loss on settlement of note receivable	—	(9,873)	—
Loss on extinguishment of debt	—	—	(16,914)
Interest expense, net	(19,714)	(19,152)	(20,178)
Income (Loss) Before Provision (Benefit) for Income Taxes	155,629	26,236	(7,653)
Provision (benefit) for income taxes	4,071	4,528	(84,379)
Income from Continuing Operations	151,558	21,708	76,726
Discontinued operations, net of income taxes	2,024	(4,621)	82,434
Net Income	$153,582	$17,087	$159,160

Earnings per Share, Basic:
Income from Continuing Operations	$1.18	$0.17	$0.61
Net Income	$1.20	$0.13	$1.26

Earnings per Share, Diluted:
Income from Continuing Operations	$1.17	$0.17	$0.60
Net Income	$1.19	$0.13	$1.25

Weighted Average Shares, Basic	128,043	127,634	126,264
Weighted Average Shares, Diluted	129,164	128,222	127,019

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Net Income	$153,582	$17,087	$159,160

Other Comprehensive Income (Loss), Net of Income Taxes:
Cumulative translation adjustment, net of income taxes of $0	(522)	(1,966)	(10,234)
Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	1,414	4,008	—
Change in fair value of cash flow hedging derivatives, net of income taxes of $505, $(1,160) and $566, respectively	989	(2,097)	1,127
Comprehensive Income	$155,463	$17,032	$150,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, ACCUMULATED OTHER COMPREHENSIVE LOSS AND

CHANGES IN CAPITAL ACCOUNTS

					Accumulated
	Common Stock		Capital in		Other	Treasury Shares
	Number of		Excess of	Retained	Comprehensive	Number of
In thousands, except share data	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Total
BALANCE, December 28, 2013	176,437,234	$176,437	$155,984	$1,020,633	$(20,879)	53,501,234	$(1,364,657)	$(32,482)
Net income	—	—	—	159,160	—	—	—	159,160
Other comprehensive loss, net of income taxes	—	—	—	—	(9,107)	—	—	(9,107)
Exercise of stock options	—	—	—	(23,266)	—	(4,010,331)	65,215	41,949
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(10,884)	—	(425,105)	7,859	(3,025)
Amortization — share-based compensation	—	—	43,116	—	—	—	—	43,116
BALANCE, January 3, 2015	176,437,234	176,437	199,100	1,145,643	(29,986)	49,065,798	(1,291,583)	199,611
Net income	—	—	—	17,087	—	—	—	17,087
Other comprehensive loss, net of income taxes	—	—	—	—	(55)	—	—	(55)
Exercise of stock options	—	—	—	(2,109)	—	(244,780)	4,573	2,464
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(4,783)	—	(276,843)	5,320	537
Amortization — share-based compensation	—	—	25,577	—	—	—	—	25,577
BALANCE, January 2, 2016	176,437,234	176,437	224,677	1,155,838	(30,041)	48,544,175	(1,281,690)	245,221
Net income	—	—	—	153,582	—	—	—	153,582
Other comprehensive income, net of income taxes	—	—	—	—	1,881	—	—	1,881
Exercise of stock options	—	—	—	(714)	—	(174,375)	3,345	2,631
Restricted shares issued, net of cancellations and shares withheld for taxes	—	—	—	(2,610)	—	(108,583)	2,087	(523)
Amortization — share-based compensation	—	—	27,139	—	—	—	—	27,139
BALANCE, December 31, 2016	176,437,234	$176,437	$251,816	$1,306,096	$(28,160)	48,261,217	$(1,276,258)	$429,931

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Kate Spade & Company

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Cash Flows from Operating Activities:
Net income	$153,582	$17,087	$159,160
Adjustments to arrive at income from continuing operations	(2,024)	4,621	(82,434)
Income from continuing operations	151,558	21,708	76,726

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	49,336	49,937	54,438
Impairment of intangible asset	—	—	1,533
Loss on asset disposals and impairments, including streamlining initiatives, net	9,204	13,600	13,063
Deferred income taxes	(1,110)	474	(350)
Share-based compensation	27,139	25,577	37,270
Loss on settlement of note receivable	—	9,873	—
Loss on extinguishment of debt	—	—	16,914
Foreign currency transaction losses, net	2,908	4,845	6,535
Equity losses of equity investees	6,450	6,694	2,583
Other, net	(58)	(281)	(13)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable - trade, net	19,809	(7,540)	(27,643)
Decrease (increase) in inventories, net	24,878	(42,540)	(21,903)
(Increase) decrease in other current and non-current assets	(3,076)	5,597	(12,840)
(Decrease) increase in accounts payable	(18,106)	23,911	(9,681)
(Decrease) increase in accrued expenses and other non-current liabilities	(23,687)	7,773	(9,006)
Increase (decrease) in income taxes payable	2,085	912	(83,062)
Net cash used in operating activities of discontinued operations	(2,444)	(14,964)	(30,200)
Net cash provided by operating activities	244,886	105,576	14,364

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	—	816	—
Purchases of property and equipment	(46,260)	(55,084)	(93,609)
Payments for purchases of businesses	—	—	(32,268)
Proceeds from sales of joint venture interests, net	(2,350)	17,621	—
Investments in and advances to equity investees	(6,500)	(5,000)	(2,400)
Payment for joint venture interest	—	(10,000)	—
Payments for in-store merchandise shops	(2,889)	(5,123)	(6,344)
Net proceeds from settlement of note receivable	—	75,128	—
Purchase of trademarks	(1,200)	—	—
Other, net	(45)	276	17
Net cash provided by investing activities of discontinued operations	—	634	137,759
Net cash (used in) provided by investing activities	(59,244)	19,268	3,155

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	—	2,000	8,411
Repayment of borrowings under revolving credit agreement	—	(8,000)	(4,960)
Proceeds from issuance of Term Loan	—	—	398,000
Repayment of Senior Notes	—	—	(390,693)
Repayment of Term Loan	(4,000)	(3,000)	(2,000)
Principal payments under capital lease obligations	(513)	(459)	(410)
Proceeds from exercise of stock options	2,631	2,464	41,949
Payment of deferred financing fees	(1,275)	(1,473)	(9,712)
Net cash (used in) provided by financing activities	(3,157)	(8,468)	40,585

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,800)	(2,569)	(4,282)

Net Change in Cash and Cash Equivalents	180,685	113,807	53,822
Cash and Cash Equivalents at Beginning of Year	297,851	184,044	130,222
Cash and Cash Equivalents	$478,536	$297,851	$184,044

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Kate Spade & Company and its wholly-owned and majority-owned subsidiaries (the "Company") are engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•	KATE SPADE North America segment — consists of the Company’s kate spade new york and JACK SPADE brands in North America.
•

KATE SPADE International segment — consists of the Company’s kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

•	Adelington Design Group segment — primarily consists of exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands.

The activities of the Company’s former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented.

Summarized financial data for the aforementioned brands that are classified as discontinued operations are provided in Note 3 – Discontinued Operations and Disposals.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company. All inter‑company balances and transactions have been eliminated in consolidation.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies, discussed below, pertain to revenue recognition, income taxes, accounts receivable — trade, inventories, intangible assets, goodwill, accrued expenses and share‑based compensation. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from its direct-to-consumer, wholesale and licensing operations. Retail store and e-commerce revenues are recognized net of estimated returns at the time of sale to consumers. Sales tax collected from customers is excluded from revenue. Proceeds received from the sale of gift cards are recorded as a liability and recognized as sales when redeemed by the holder. The Company does not recognize revenue for estimated gift card breakage. Revenue within the Company’s wholesale operations is recognized at the time title passes and risk of loss is transferred to customers. Wholesale revenue is recorded net of returns, discounts and allowances. Returns and allowances require pre-approval from management. Discounts are based on trade terms. Estimates for end-of-season allowances are based on historical trends, seasonal results, an evaluation of current economic conditions and retailer performance. The Company reviews and refines these estimates on a monthly basis based on current experience, trends and retailer performance. The Company’s historical estimates of these costs have not differed materially from actual results. Licensing revenues, which amounted to $32.1 million, $26.2 million and $16.2 million during 2016, 2015 and 2014, respectively, are recorded based upon contractually guaranteed minimum levels and adjusted as actual sales data is received from licensees.

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

Accounts Receivable — Trade, Net

In the normal course of business, the Company extends credit to customers that satisfy pre‑defined credit criteria. Accounts receivable — trade, net, as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to sales and are part of the provision for allowances included in Accounts receivable — trade, net. These provisions result from seasonal negotiations with the Company’s customers as well as historical deduction trends, net of expected recoveries, and the evaluation of current market conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories, Net

Inventories for seasonal, replenishment and on‑going merchandise are recorded at the lower of actual average cost or market value. The Company continually evaluates the composition of its inventories by assessing slow‑ turning, ongoing product as well as prior seasons’ fashion product. Market value of distressed inventory is estimated based on historical sales trends for this category of inventory of the Company’s individual product lines, the impact of market trends and economic conditions and the value of current orders in‑house relating to the future sales of this type of inventory. Estimates may differ from actual results due to quantity, quality and mix of products in inventory, consumer and retailer preferences and market conditions. The Company’s historical estimates of these costs and its provisions have not differed materially from actual results.

Intangibles, Net

Intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed as of the first day of the third fiscal quarter.

The Company assesses qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite‑lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that an indefinite‑lived intangible asset is not impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of the indefinite‑lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company estimates the fair value of these intangible assets based on an income approach using the relief‑from‑royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates in the category of intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

The recoverability of the carrying values of all intangible assets with finite lives is re‑evaluated when events or changes in circumstances indicate an asset’s value may be impaired. Impairment testing is based on a review of forecasted operating cash flows. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statement of Income.

Intangible assets with finite lives are amortized over their respective lives to their estimated residual values. Trademarks with finite lives are amortized over their estimated useful lives. Intangible merchandising rights are amortized over a period of 3 to 4 years. Customer relationships are amortized assuming gradual attrition over periods ranging from 12 to 14 years.

As a result of the impairment analysis performed in connection with the Company’s purchased trademarks with indefinite lives, no impairment charges were recorded during 2016 and 2015.

In the fourth quarter of 2014, the Company recorded a non-cash impairment charge of $1.5 million, which reflected the difference in the estimated fair value and carrying value of the TRIFARI trademark (see Note 11 – Fair Value Measurements).

Goodwill

Goodwill is not amortized but rather tested for impairment at least annually. The Company’s annual impairment test is performed as of the first day of the third fiscal quarter.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that goodwill is impaired. If, after assessing the totality of events and circumstances, the Company concludes that it is not more likely than not that goodwill is impaired, then the Company is not required to take further action. However, if the Company concludes otherwise, then it is required to determine the fair value of goodwill and perform the quantitative impairment test by comparing the fair value and carrying amount of the related reporting unit. A two‑step impairment test is then performed on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the market approach, as is typically used for companies providing products where the value of such a company is more dependent on the ability to generate earnings than the value of the assets used in the production process. Under this approach, the Company estimates fair value based on market multiples of earnings for comparable companies. The Company also uses discounted future cash flow analyses to corroborate these fair value estimates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired, and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include valuing the tangible and intangible assets of the impaired reporting unit based on their fair value and determining the fair value of the impaired reporting unit’s goodwill based upon the residual of the summed identified tangible and intangible assets.

As a result of the impairment analysis performed in connection with the Company’s goodwill, no impairment charges were recorded during 2016, 2015 or 2014.

During 2014, the Company recorded additional goodwill as a result of the reacquisition of the KATE SPADE business in Southeast Asia; in the first quarter of 2015, $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan was reclassified to Investment in unconsolidated subsidiaries upon closing of the joint venture with Walton Brown, as discussed in Note 20 — Related Party Transactions.

Accrued Expenses

Accrued expenses for employee insurance, workers’ compensation, contracted advertising and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

Share‑Based Compensation

The Company recognizes compensation expense based on the fair value of employee share‑based awards, including stock options, restricted stock and restricted stock with performance features that impact vesting, net of estimated forfeitures. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Judgment is required in estimating the amount of share‑based awards expected to be forfeited prior to vesting. Determining the fair value of shares with market conditions at the grant date requires judgment, including the weighting of historical and estimated implied volatility of the Company’s stock price and where appropriate, a market index. If actual forfeitures differ significantly from these estimates, share‑based compensation expense could be materially impacted.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTHER SIGNIFICANT ACCOUNTING POLICIES

Fair Value Measurements

The Company applies the relevant accounting guidance on fair value measurements to (i) all financial instruments that are being measured and reported on a fair value basis; (ii) non‑financial assets and liabilities measured and reported at fair value on a non‑recurring basis; and (iii) disclosures of fair value of certain financial assets and liabilities.

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

Property and Equipment, Net

Property and equipment is stated at cost less accumulated depreciation and amortization. Machinery and equipment and furniture and fixtures are depreciated using the straight‑line method over their estimated useful lives of three to seven years. Leasehold improvements are depreciated using the straight‑line method over the shorter of the remaining lease term or the estimated useful lives of the assets. Costs for maintenance and repairs are expensed as incurred. Leased property meeting certain capital lease criteria is capitalized and the present value of the related lease payments is recorded as a liability. Capitalized leased assets are reflected as a component of Land and building and the related amortization is recorded on the straight‑line method over the shorter of the estimated useful life of the asset or the lease term. The Company recognizes a liability for the fair value of an asset retirement obligation (“ARO”) if the fair value can be reasonably estimated. The Company’s ARO’s are primarily associated with the removal and disposal of leasehold improvements at

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the end of a lease term when the Company is contractually obligated to restore a facility to a condition specified in the lease agreement. Amortization of ARO’s is recorded on a straight‑line basis over the lease term.

The Company capitalizes the costs of software developed or obtained for internal use. Capitalization of software developed or obtained for internal use commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight‑line basis over five years, when such software is substantially ready for use.

The Company evaluates the recoverability of property and equipment if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows to be generated from such assets, on an undiscounted basis. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of the impaired assets is reduced to fair value through a charge to the Company’s Consolidated Statement of Income.

The Company recorded pretax charges of $7.6 million, $8.6 million and $10.4 million in 2016, 2015 and 2014, respectively, to reduce the carrying values of certain property and equipment to their estimated fair values, which were recorded in Selling, general & administrative expenses (“SG&A”) on the accompanying Consolidated Statements of Income (see Note 11 — Fair Value Measurements).

Operating Leases

The Company leases office space, retail stores and distribution facilities. Many of these operating leases provide for tenant improvement allowances, rent increases and/or contingent rent provisions. Rental expense is recognized on a straight‑line basis commencing with the possession date of the property, which is the earlier of the lease commencement date or the date when the Company takes possession of the property. Certain store leases include contingent rents that are based on a percentage of retail sales over stated thresholds. Tenant allowances are amortized on a straight‑line basis over the life of the lease as a reduction of rent expense and are included in SG&A.

The Company leases retail stores under leases with terms that are typically five or ten years. The Company amortizes rental abatements, construction allowances and other rental concessions classified as deferred rent on a straight‑line basis over the initial term of the lease. The initial lease term can include one renewal under limited circumstances if the renewal is reasonably assured, based on consideration of all of the following factors: (i) a written renewal at the Company’s option or an automatic renewal; (ii) there is no minimum sales requirement that could impair the Company’s ability to renew; (iii) failure to renew would subject the Company to a substantial penalty; and (iv) there is an established history of renewals in the format or location.

Derivative Instruments

The Company’s derivative instruments are recorded in the Consolidated Balance Sheets as either an asset or liability and measured at their fair value. The changes in a derivative’s fair value are recognized either currently in earnings or Accumulated other comprehensive loss, depending on whether the derivative qualifies for hedge accounting treatment. The Company tests each derivative for effectiveness at inception of each hedge and at the end of each reporting period.

The Company uses foreign currency forward contracts, collars, options and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by its businesses in Japan and Canada. These instruments are designated as cash flow hedges. To the extent the hedges are highly effective, the effective portion of the changes in fair value is included in Accumulated other comprehensive loss, net of income taxes, with the corresponding asset or liability recorded in the Consolidated Balance Sheet. The ineffective portion of the cash flow hedge is recognized primarily as a component of Cost of goods sold in current period earnings. Amounts recorded in Accumulated other comprehensive loss are reflected in current period earnings when the hedged transaction affects

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. If fluctuations in the relative value of the currencies involved in the hedging activities were to move dramatically, such movement could impact the Company’s results of operations.

The Company purchases short‑term foreign currency contracts to neutralize balance sheet and other expected exposures, including intercompany loans. These derivative instruments do not qualify as cash flow hedges and are recorded at fair value with all gains or losses recognized as a component of SG&A or Other expense, net in current period earnings (see Note 12 — Derivative Instruments).

Foreign Currency Translation

Assets and liabilities of non‑US subsidiaries are translated at period‑end exchange rates. Revenues and expenses for each month are translated using that month’s average exchange rate and then are combined for the period totals. Resulting translation adjustments are included in Accumulated other comprehensive loss. Gains and losses on translation of intercompany loans with foreign subsidiaries of a long‑term investment nature are also included in this component of Stockholders’ equity.

Foreign Currency Transactions

Outstanding balances in foreign currencies are translated at the end of period exchange rates. The resulting exchange differences are recorded in the Consolidated Statements of Income or Accumulated other comprehensive loss, as appropriate.

Cost of Goods Sold

Cost of goods sold for wholesale operations includes the expenses incurred to acquire and produce inventory for sale, including product costs, freight‑in, import costs, third party inspection activities, buying/sourcing agent commissions and provisions for shrinkage. For retail operations, in‑bound freight from the Company’s warehouse to its own retail stores is also included. Warehousing activities including receiving, storing, picking, packing and general warehousing charges are included in SG&A and, as such, the Company’s gross profit may not be comparable to others who may include these expenses as a component of Cost of goods sold.

Advertising, Promotion and Marketing

All costs associated with advertising, promoting and marketing of Company products are expensed during the periods when the activities take place. Costs associated with cooperative advertising programs involving agreements with customers, whereby customers are required to provide documentary evidence of specific performance and when the amount of consideration paid by the Company for these services is at or below fair value, are charged to SG&A. Costs associated with customer cooperative advertising allowances without specific performance guidelines are recorded as a reduction of sales. The Company incurred expenses of $56.5 million, $56.0 million and $56.9 million for advertising, marketing & promotion for all brands in 2016, 2015 and 2014, respectively.

Shipping and Handling Costs

Shipping and handling costs, which are mostly comprised of warehousing and e-commerce fulfillment activities, are included as a component of SG&A in the Consolidated Statements of Income. In fiscal years 2016, 2015 and 2014, shipping and handling costs were $48.5 million, $40.8 million and $32.8 million, respectively.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) currently restricts its ability to pay dividends and repurchase stock (see Note 10 — Debt and Lines of Credit).

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. The 2016 and 2015 fiscal years, which ended on December 31, 2016 and January 2, 2016, respectively, reflected 52-week periods. The 2014 fiscal year, which ended January 3, 2015 reflected a 53-week period.

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

On January 3, 2016, the first day of the Company’s 2016 fiscal year, the Company retrospectively adopted new accounting guidance on debt issuance costs and reclassified the carrying value of its debt issuance costs related to term loans issued under its term loan credit agreement, which mature in April 2021 (collectively, the “Term Loan”) from an asset to a direct reduction of the liability. Accordingly, prior periods have been conformed to the current period’s presentation. As of December 31, 2016 and January 2, 2016, the aggregate carrying value of the debt issuance costs related to the Term Loan was $3.9 million and $4.8 million, respectively.

NOTE 2:  ACQUISITION

On February 5, 2014, the Company, through its Kate Spade, LLC and Kate Spade Hong Kong Ltd. subsidiaries, reacquired existing KATE SPADE businesses in Southeast Asia from Globalluxe Kate Spade HK Limited (“Globalluxe”) for a purchase price of $32.3 million, including $2.3 million for working capital and other previously agreed adjustments. The Company’s distribution partner operates the KATE SPADE businesses in Singapore, Malaysia, Indonesia and Thailand through distribution agreements and funded approximately $1.5 million to Globalluxe to acquire operating assets in those regions. Globalluxe and its distribution partners operated six stores and one concession in Hong Kong, one concession in Taiwan, one store in Macau, two stores and one concession in Singapore, two stores in Malaysia, three stores and one

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concession in Indonesia, and two stores and six concessions in Thailand. Prior to the acquisition from Globalluxe, the Company maintained wholesale distribution to Globalluxe. Following the transaction, the Company maintains wholesale distribution to distributors who operate the businesses in Singapore, Malaysia, Indonesia and Thailand. Since the date of the acquisition, the Company has directly owned and operated the businesses in Hong Kong, Macau and Taiwan and continued to do so until the conversion of those businesses to a joint venture with Walton Brown, a subsidiary of The Lane Crawford Joyce Group (“LCJG”) in the first quarter of 2015.

The allocation of the purchase price to the assets acquired and liabilities assumed was based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Accordingly, the Company recorded $21.8 million of goodwill, which is reflected in the KATE SPADE International reportable segment until the businesses in Hong Kong, Macau and Taiwan were converted to the joint venture with Walton Brown, at which time $16.0 million of such goodwill was reclassified to Investment in unconsolidated subsidiaries.

The following table summarizes the estimated fair values of the assets acquired as of the acquisition date:

In thousands
Assets acquired:
Current assets	$3,549
Property and equipment, net	1,267
Goodwill and intangibles, net (a)	26,592
Other assets	860
Total assets acquired	$32,268

(a)

In the first quarter of 2015, $16.0 million of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan was reclassified to Investment in unconsolidated subsidiaries upon closing of the KS HMT Co., Limited (“KS HMT”) joint venture with Walton Brown.

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

On November 19, 2013, the Company entered into an agreement to terminate the lease of the Juicy Couture flagship store on Fifth Avenue in New York City in exchange for $51.0 million. On May 15, 2014, the Company surrendered such premises to the landlord and received proceeds of $45.8 million (net of taxes and fees), in addition to $5.0 million previously received by the Company. The Company substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax income (charges) of $2.0 million, $(1.5) million and $130.0 million in 2016, 2015 and 2014, respectively, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized results of discontinued operations are as follows:

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Net sales	$—	$175	$209,519

Income (loss) before (benefit) provision for income taxes	$72	$(3,710)	$(46,923)
(Benefit) provision for income taxes	—	(577)	660
Income (loss) from discontinued operations, net of income taxes	$72	$(3,133)	$(47,583)

Gain (loss) on disposal of discontinued operations, net of income taxes	$1,952	$(1,488)	$130,017

The Company recorded charges of $2.0 million, $3.7 million and $26.6 million during 2016, 2015 and 2014, respectively, related to its streamlining initiatives within Discontinued operations, net of income taxes.

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

The Company completed substantially all of the closures of its KATE SPADE SATURDAY operations and JACK SPADE retail stores in the second quarter of 2015. Although such dispositions were individually significant, they did not represent a strategic shift in the Company’s operations and were not reflected as discontinued operations. The Company recorded pretax losses of $21.0 million and $38.2 million during 2015 and 2014, respectively, related to the KATE SPADE SATURDAY and JACK SPADE retail stores that were substantially disposed in the second quarter of 2015.

NOTE 4:  INVENTORIES, NET

Inventories, net consisted of the following:

In thousands	December 31, 2016	January 2, 2016
Raw materials and work in process	$322	$525
Finished goods	167,139	191,354
Total	$167,461	$191,879

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

In thousands	December 31, 2016	January 2, 2016
Land and buildings	$8,080	$8,080
Machinery and equipment	133,275	121,212
Furniture and fixtures	74,971	70,206
Leasehold improvements	127,417	120,605
	343,743	320,103
Less: Accumulated depreciation and amortization	176,551	146,140
Total property and equipment, net	$167,192	$173,963

Depreciation and amortization expense on property and equipment for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, was $41.0 million, $37.8 million and $38.3 million, respectively, which included depreciation for property and equipment under capital leases of $0.7 million, $0.7 million and $0.8 million, respectively. Machinery and equipment under capital leases was $8.1 million as of December 31, 2016 and January 2, 2016.

During the third quarter of 2013, the Company sold its West Chester, OH distribution center (the “Ohio Facility”) for net proceeds of $20.3 million and entered into a sale‑leaseback arrangement with the buyer for a 10-year term, which was classified as an operating lease. The Company realized a gain of $9.5 million associated with the sale‑leaseback, which has been deferred and will be recognized as a reduction to SG&A over the lease term.

During the second quarter of 2013, the Company sold its North Bergen, NJ office for net proceeds of $8.7 million. The Company entered into a sale‑leaseback arrangement with the buyer for a 12-year term with two five-year renewal options, which was classified as a capital lease (see Note 9 — Commitments and Contingencies). During the fourth quarter of 2015, the Company initiated a plan to exit approximately 24,000 square feet of the North Bergen, NJ office and recorded a $1.0 million impairment charge related to such action, which was recorded in SG&A on the accompanying Consolidated Statement of Income (see Note 11 – Fair Value Measurements).

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:  GOODWILL AND INTANGIBLES, NET

The following tables disclose the carrying value of all intangible assets:

	Weighted Average
In thousands	Amortization Period	December 31, 2016	January 2, 2016
Amortized intangible assets:
Gross carrying amount:
Owned trademarks	5 years	$1,670	$467
Customer relationships	13 years	7,190	7,168
Merchandising rights	4 years	16,236	16,132
Reacquired rights	3 years	14,675	14,371
Other	4 years	2,322	2,322
Subtotal		42,093	40,460
Accumulated amortization:
Owned trademarks		(667)	(467)
Customer relationships		(5,824)	(5,297)
Merchandising rights		(6,802)	(6,629)
Reacquired rights		(14,675)	(14,371)
Other		(2,322)	(2,308)
Subtotal		(30,290)	(29,072)
Net:
Owned trademarks		1,003	—
Customer relationships		1,366	1,871
Merchandising rights		9,434	9,503
Reacquired rights		—	—
Other		—	14
Total amortized intangible assets, net		11,803	11,388

Unamortized intangible assets:
Owned trademarks		74,900	74,900
Total intangible assets		$86,703	$86,288
Goodwill		$50,045	$48,730

Amortization expense of intangible assets was $4.5 million, $8.0 million and $8.2 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The estimated amortization expense of intangible assets for the next five years is as follows:

Amortization
Expense
Fiscal Year	(In millions)
2017	$4.4
2018	3.7
2019	2.5
2020	1.0
2021	0.2

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in carrying amount of goodwill for the years ended December 31, 2016 and January 2, 2016 were as follows:

	KATE SPADE	Adelington Design
In thousands	International	Group	Total
Balance as of January 3, 2015	$63,483	$1,315	$64,798
Reclassification of goodwill to investment in unconsolidated subsidiaries (a)	(16,009)	—	(16,009)
Translation adjustment	138	(197)	(59)
Balance as of January 2, 2016	47,612	1,118	48,730
Translation adjustment	1,280	35	1,315
Balance as of December 31, 2016	$48,892	$1,153	$50,045

(a)

Represents the reclassification of the goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan to Investment in unconsolidated subsidiaries in the first quarter of 2015 upon closing of the joint venture with Walton Brown (see Note 2 – Acquisition).

NOTE 7:  ACCRUED EXPENSES

Accrued expenses consisted of the following:

In thousands	December 31, 2016	January 2, 2016
Lease obligations	$31,493	$28,544
Payroll, bonuses and other employment related obligations	16,563	28,194
Taxes, other than taxes on income	12,373	11,084
Deferred income	11,863	10,798
Advertising	10,696	11,841
Employee benefits	4,841	7,231
Interest	3,867	4,082
Insurance related	2,622	4,384
Streamlining initiatives	2,389	10,430
Other	28,727	35,092
Total	$125,434	$151,680

NOTE 8:  INCOME TAXES

Income (loss) before provision (benefit) for income taxes consisted of the following:

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
United States	$132,782	$43,198	$(6,165)
International	22,847	(16,962)	(1,488)
Total	$155,629	$26,236	$(7,653)

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes was as follows:

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Current:
Federal	$2,799	$89	$(77,366)
Foreign	1,690	3,686	809
State and local	692	279	(7,472)
Total Current (a)	5,181	4,054	(84,029)

Deferred:
Federal	(830)	1,544	1,883
Foreign	(331)	(1,641)	(2,722)
State and local	51	571	489
Total Deferred	(1,110)	474	(350)
	$4,071	$4,528	$(84,379)

(a)	Includes a net $87.4 million reduction in the reserve for uncertain tax positions, resulting from the expiration of the related statutes of limitations in the year ended January 3, 2015.

The Company files a consolidated federal income tax return. Deferred income tax assets and liabilities represent the tax effects of revenues, costs and expenses, which are recognized for tax purposes in different periods from those used for financial statement purposes.

The effective income tax rate differed from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Federal tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.7	1.1	97.6
Officer and share-based compensation	—	(5.8)	226.4
Change in valuation allowance	(28.7)	(72.5)	(185.7)
Unrecognized tax benefits	(0.2)	0.1	1,010.9
Rate differential on foreign income	(4.2)	30.4	(46.8)
Gain on disposition of subsidiary	—	18.0	—
Indefinite-lived intangibles	(0.5)	8.3	(31.0)
Other, net	0.5	2.7	(3.9)
	2.6%	17.3%	1,102.5%

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net deferred taxes arising from temporary differences were as follows:

In thousands	December 31, 2016	January 2, 2016
Deferred tax assets:
Inventory valuation	$5,416	$10,762
Nondeductible accruals	9,743	9,975
Share-based compensation	25,579	20,824
Net operating loss carryforward	229,297	280,280
Goodwill	4,983	5,682
Capital loss carryforward	82,880	83,099
Unrealized gains	16,150	17,532
Other	15,797	13,114
Total deferred tax assets	389,845	441,268

Deferred tax liabilities:
Trademarks and other intangibles	(17,499)	(18,395)
Property and equipment	(14,289)	(4,711)
Other	(726)	(8,205)
Total deferred tax liabilities	(32,514)	(31,311)
Less: Valuation allowance	(372,521)	(425,761)
Net deferred tax liability	$(15,190)	$(15,804)

The table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016, and January 2, 2016, that arose from tax deductions related to share-based compensation that are greater than the compensation expense recognized for financial reporting. The deferred tax adjustment of that difference was $44.3 million at December 31, 2016 and January 2, 2016.

As of December 31, 2016, the Company and its domestic subsidiaries had net operating loss of $584.9 million (federal tax effected amount of $204.7 million) for federal income tax purposes that may be used to reduce future federal taxable income. As of December 31, 2016, the cumulative amount of tax deductions related to share-based compensation and the corresponding compensation expense adjustment for financial reporting was $113.8 million (federal tax effected amount of $39.8 million). The net operating loss for federal income tax purposes will begin to expire in 2030.

As of December 31, 2016, the Company and certain of its domestic subsidiaries recorded a $52.8 million deferred tax asset related to net operating loss carryforwards for state income tax purposes that may be used to reduce future state taxable income. The net operating loss carryforwards for state income tax purposes begin to expire in 2017.

As of December 31, 2016, certain of the Company’s foreign subsidiaries recorded a $16.0 million deferred tax asset related to net operating loss carryforwards for foreign income tax purposes that may be used to reduce future foreign taxable income. The net operating loss carryforwards for foreign income tax purposes begin to expire in 2017.

As of December 31, 2016, the Company had total deferred tax assets related to net operating loss carryforwards of $229.3 million, of which $164.9 million, $48.4 million and $16.0 million were attributable to federal, domestic state and local, and foreign subsidiaries, respectively.

The Company continues to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect the Company’s ability to realize deferred tax assets. The Company expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to, the magnitude and duration of the Company’s historical losses as compared to recent profits within taxing jurisdictions to overcome such negative evidence. Until then, the Company continues to maintain a valuation allowance against its net deferred tax assets, exclusive of its

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax liability for indefinite lived intangibles. As of December 31, 2016, the Company and its subsidiaries recorded valuation allowances in the amount of $372.5 million against its net operating loss and other deferred tax assets due to its history of pretax losses and inability to carry back tax losses or credits for refunds. This represents a total decrease in the valuation allowance of $53.2 million compared to the balance at January 2, 2016, driven by the utilization of net deferred tax assets in 2016, primarily associated with net operating losses.

The Company considers the earnings of non-US subsidiaries to be indefinitely invested outside the US on the basis that future domestic cash generation and available borrowing capacity under the ABL Facility, as well as the repayment of intercompany liabilities from the Company’s non-US subsidiaries, will be sufficient to meet future domestic cash needs. Additionally, it is the Company’s intention to permanently reinvest cumulative unremitted foreign earnings outside the US to fund international growth. The Company has not recorded a deferred tax liability related to these unremitted foreign earnings as it is not practicable to estimate the amount of unrecognized deferred tax liabilities. Should the Company decide to repatriate any unremitted foreign earnings, the Company would have to adjust the income tax provision in the period the Company determined that such earnings will no longer be indefinitely invested outside the US.

The Company did not provide deferred taxes on the outside basis difference in its former investment in Lucky Brand. The Company’s outside basis difference would result in the recording of a deferred tax asset with an offsetting valuation allowance. Due to the terms of the stock purchase agreement for the purchase of Lucky Brand shares, the buyer caused the Company to treat the transaction as a deemed sale of assets, and as a result, the deferred tax asset would not be recognizable.

Changes in the amounts of unrecognized tax benefits are summarized as follows:

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Balance as of beginning of period	$9,056	$9,224	$84,108
Increases from prior period positions	62	1,305	32
Decreases from prior period positions	(15)	(823)	—
Increases from current period positions	1,684	243	—
Reduction due to the lapse of the applicable statute of limitations	(870)	(893)	(74,916)
Balance as of end of period (a)	$9,917	$9,056	$9,224

(a)

As of December 31, 2016 and January 2, 2016, liabilities associated with the amounts are included within Income taxes payable and Other non‑current liabilities on the accompanying Consolidated Balance Sheets.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. For the year ended December 31, 2016, the Company increased its accruals for interest by $0.2 million and decreased its accrual for penalties by $0.3 million. For the year ended January 2, 2016, the Company increased its accruals for interest and penalties by $0.7 million and $0.2 million, respectively. For the year ended January 3, 2015, the Company decreased its accruals for interest and penalties by $10.6 million and $1.6 million, respectively. At December 31, 2016 and January 2, 2016, the accrual for interest was $2.5 million and the accrual for penalties was $0.8 million and $1.3 million, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $9.9 million. The Company expects to reduce the liability for unrecognized tax benefits by an amount between $0.5 million and $5.7 million within the next 12 months due to either settlement or the expiration of the statute of limitations.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as well as the related interest, are adjusted in light of changing facts and circumstances. Favorable resolution would be recognized as a reduction to the effective tax rate in the period of resolution.

The number of years with open tax audits varies depending upon the tax jurisdiction. The major tax jurisdictions include the US, Japan, United Kingdom and Canada. The Company is generally no longer subject to US Federal examination by the Internal Revenue Service (“IRS”) for the years before 2013 and, with few exceptions, this applies to tax examinations by state authorities for the years before 2010. The Company filed amended US Federal tax returns for 2005, 2006 and 2007 to convert expiring foreign tax credits into foreign tax deductions. The result of the amended returns increased the Company’s US Federal net operating loss carryforwards by $47.0 million. As a result, the IRS has the ability to reopen its past examinations of those years. In addition, the IRS and other taxing authorities can also subject the Company’s net operating loss carryforwards to further review when such net operating loss carryforwards are utilized.

NOTE 9:  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, showroom, warehouse/distribution, retail space and computers and other equipment under various non‑cancelable operating lease agreements, which extend through 2028. Rental expense for 2016, 2015 and 2014 was $98.8 million, $89.9 million and $87.0 million, respectively, including certain costs such as real estate taxes and common area maintenance.

At December 31, 2016, minimum aggregate rental commitments under non‑cancelable operating and capital leases were as follows:

Fiscal Year	2017	2018	2019	2020	2021	Thereafter	Total
In millions
Operating leases	$67.8	$65.1	$59.7	$58.7	$55.1	$143.8	$450.2
Capital leases	2.1	2.2	2.2	2.3	2.4	8.4	19.6

Certain rental commitments have renewal options extending through the fiscal year 2028. Some of these renewals are subject to adjustments in future periods. Many of the leases call for additional charges, some of which are based upon various escalations, and, in the case of retail leases, the sales of the individual stores above base levels. Future rental commitments for leases have not been reduced by minimum non‑cancelable sublease rentals aggregating $27.2 million.

During the second quarter of 2013, the Company entered into a sale‑leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value.

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 91 such leases. As of December 31, 2016, the future aggregate payments under these leases amounted to $66.5 million and extended to various dates through 2025.

Buying/Sourcing

Pursuant to a buying/sourcing agency agreement, Li & Fung Limited (“Li & Fung”) acts as a global buying/sourcing agent. On March 24, 2015, the Company modified this arrangement in order to, among other things, transition the buying/sourcing activities for the Company’s accessories products to an in-house model, beginning with the Spring 2016 collection. The modification included a reduction of the annual minimum value of inventory purchases and a change in the commission rates for certain products. The Company pays Li & Fung an agency commission based on the cost of

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product purchases through Li & Fung. The Company is obligated to use Li & Fung as the primary buying/sourcing agent for ready-to-wear apparel products and the Company may use Li & Fung as a buying/sourcing agent with respect to accessories products, with all such product purchases applying toward a minimum volume commitment of inventory purchases each year through the expiration of the term of the agreement on March 31, 2018. The Company’s agreement with Li & Fung is not exclusive.

Other

No single customer accounted for 10.0% of net sales in 2016. As of December 31, 2016, three customers accounted for greater than 10.0% of total accounts receivable, with an aggregate total of 47.5%.

At December 31, 2016, the Company had short-term commitments for the purchase of raw materials and for the production of finished goods totaling $143.7 million.

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

NOTE 10: DEBT AND LINES OF CREDIT

Long‑term debt consisted of the following:

In thousands	December 31, 2016	January 2, 2016
Term Loan credit facility, due April 2021 (a)	$385,794	$388,667
ABL Facility	—	—
Capital lease obligations	7,612	8,126
Total debt	393,406	396,793
Less: Short-term borrowings (b)	3,664	3,625
Long-term debt	$389,742	$393,168

(a)	The balance as of December 31, 2016 and January 2, 2016 included aggregate unamortized debt discount and deferred financing fees of $5.2 million and $6.3 million, respectively.
(b)	At December 31, 2016 and January 2, 2016, the balance consisted of Term Loan amortization payments and obligations under capital leases.

Senior Notes

On April 14, 2014, the Company redeemed $37.2 million aggregate principal amount of its former 10.5% Senior Secured Notes due April 2019 (the “Senior Notes”) at a price equal to 103.0% of their aggregate principal amount, plus accrued interest using cash on hand. On May 12, 2014, the Company redeemed the remaining $334.8 million aggregate principal amount of the Senior Notes at a price equal to 105.25% of their aggregate principal amount, plus accrued interest, with the proceeds from the issuance of the Term Loan in an aggregate principal amount of $400.0 million. The Company recognized a $16.9 million loss on extinguishment of debt related to these transactions in the second quarter of 2014.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Term Loan is secured (i) on a first-priority basis by a lien on the Company’s KATE SPADE trademarks and certain related rights (the “Term Priority Collateral”) owned by the Company and certain of the Company’s restricted subsidiaries (the “Guarantors”) and (ii) by a second-priority security interest in the Company’s and the Guarantors’ other assets (the “ABL Priority Collateral” and together with the Term Priority Collateral, the “Collateral”), which secure the Company’s amended and restated revolving credit facility (as amended to date, the “ABL Facility”) on a first-priority basis.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2016, availability under the Company’s ABL Facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$268,527	$—	$8,447	$191,553	$171,553

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Capital Lease Obligations

In the second quarter of 2013, the Company entered into a sale-leaseback agreement for its office building in North Bergen, NJ, which included a sale price of $8.7 million and total lease payments of $26.9 million over a 12-year lease term. The Company’s capital lease obligations of $7.6 million and $8.1 million as of December 31, 2016 and January 2, 2016, respectively, included $0.6 million and $0.5 million within Short-term borrowings as of December 31, 2016 and January 2, 2016, respectively, on the accompanying Consolidated Balance Sheets.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on such fair value hierarchy:

	Level 2
In thousands	December 31, 2016	January 2, 2016
Financial Assets:
Derivatives	$2,399	$1,017
Financial Liabilities:
Derivatives	$(413)	$(354)

The fair values of the Company’s Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments included volatilities, discount rates and estimated credit losses.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the non‑financial assets the Company measured at fair value on a non‑recurring basis in 2016, based on such fair value hierarchy:

	Net Carrying	Fair Value Measured and Recorded at			Total Losses -
	Value as of	Reporting Date Using:			Year Ended
In thousands	December 31, 2016	Level 1	Level 2	Level 3	December 31, 2016
Property and equipment	$2,022	$—	$—	$2,022	$7,567

As a result of the Company’s decision to close certain kate spade new york retail locations as well as a decline in the respective future anticipated cash flows of certain kate spade new york retail locations, the Company determined that a portion of the carrying values of such assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Income.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2015, based on such fair value hierarchy:

	Net Carrying	Fair Value Measured and Recorded at			Total Losses —
	Value as of	Reporting Date Using:			Year Ended
In thousands	January 2, 2016	Level 1	Level 2	Level 3	January 2, 2016
Property and equipment	$2,292	$—	$—	$2,292	$8,596

As a result of a decline in the respective future anticipated cash flows of certain kate spade new york retail locations, as well as the Company’s decisions to: (i) no longer directly operate its Company-owned stores in Brazil (see Note 13 – Streamlining Initiatives); (ii) close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores (see Note 3 – Discontinued Operations and Disposals and Note 13 – Streamlining Initiatives); and (iii) consolidate office space at the Company’s North Bergen, NJ office (see Note 13 – Streamlining Initiatives), the Company determined that a portion of the carrying values of such assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Income.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis in 2014, based on such fair value hierarchy:

	Net Carrying	Fair Value Measured and Recorded at			Total Losses —
	Value as of	Reporting Date Using:			Year Ended
In thousands	January 3, 2015	Level 1	Level 2	Level 3	January 3, 2015
Property and equipment	$4,127	$—	$—	$4,127	$10,358
Intangibles, net	—	—	—	—	1,533

As a result of the Company’s decision to close all KATE SPADE SATURDAY retail operations and JACK SPADE retail stores in the first half of 2015 (see Note 3 – Discontinued Operations and Disposals and Note 13 – Streamlining Initiatives), as well as a result of a decline in the respective future anticipated cash flows of certain retail locations of kate spade new york, KATE SPADE SATURDAY AND JACK SPADE, the Company determined that a portion of the carrying values of the assets exceeded their fair values, resulting in impairment charges, which were recorded in SG&A on the accompanying Consolidated Statement of Income.

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

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	December 31, 2016		January 2, 2016
		Carrying		Carrying
In thousands	Fair Value	Value	Fair Value	Value
Term Loan credit facility, due April 2021 (a)	$393,405	$385,794	$381,333	$388,667
ABL Facility (b)	—	—	—	—

(a)	Carrying values include unamortized debt discount and deferred financing fees.
(b)	Borrowings under the revolving credit facility bear interest based on market rate; accordingly, its fair value approximates its carrying value.

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

NOTE 12: DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for purposes of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases by its businesses in Japan and Canada. As of December 31, 2016, the Company had forward contracts to sell 3.0 billion yen for $27.9 million maturing through March 2018 and 18.6 million Canadian dollars for $14.0 million maturing through March 2018.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of December 31, 2016, the Company had forward contracts to sell 5.1 billion yen for $43.4 million maturing through March 2017, 6.1 million British pounds for $7.5 million maturing through March 2017, and 5.4 million Canadian dollars for $4.0 million maturing through March 2017. Transaction (losses) gains of $(0.8) million and $4.5 million related to these derivative instruments for December 31, 2016 and January 3, 2015, respectively, were reflected within Other expense, net on the accompanying Consolidated Statements of Income. Transaction gains (losses) for the year ended January 2, 2016 were not significant.

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
In thousands
December 31, 2016	Other current assets	$40,300	$2,388	Accrued expenses	$1,600	$5
January 2, 2016	Other current assets	26,612	1,017	Accrued expenses	—	—

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and presentation in the Consolidated Financial Statements for derivatives not designated as hedging instruments:

	Foreign Currency Contracts Not Designated as Hedging Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value
In thousands
December 31, 2016	Other current assets	$11,500	$11	Accrued expenses	$43,439	$408
January 2, 2016	Other current assets	—	—	Accrued expenses	42,156	354

The following table summarizes the effect of foreign currency exchange contracts on the Consolidated Financial Statements:

		Location of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	(Loss) Recognized in	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	Accumulated OCI	OCI into Operations	from Accumulated	Operations on
	on Derivative	(Effective and	OCI into Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Fiscal year ended December 31, 2016	$596	Cost of goods sold	$(898)	$—
Fiscal year ended January 2, 2016	(1,409)	Cost of goods sold	1,848	—
Fiscal year ended January 3, 2015	2,854	Cost of goods sold	1,161	—

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

In connection with the sale of the Juicy Couture intellectual property and former Lucky Brand business, the Board of Directors of the Company approved various changes to its senior management, which resulted in charges related to severance in the first quarter of 2014. As discussed in Note 14 – Share-Based Compensation, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period or the accelerated vesting of such awards for former employees, including former executive officers. In addition, as a result of the closure of the Company’s former New York office as well as reduction of office space in the Company’s office in North Bergen, NJ, the Company recorded charges related to asset impairment, contract terminations and other charges in 2014 and 2015.

The Company expects to pay approximately $0.4 million of accrued streamlining costs during 2017. The Company does not expect any significant restructuring charges. In addition, the Company expects to pay $2.0 million of accrued streamlining costs related to discontinued operations in 2017. For the fiscal year ended December 31, 2016, there were no charges incurred associated with the Company’s streamlining initiatives.

A summary rollforward and components of the Company’s streamlining initiatives were as follows:

		Contract
	Payroll and	Termination	Asset
In thousands	Related Costs	Costs	Write-Downs	Other Costs	Total
Balance at December 28, 2013	$3,036	$2,151	$—	$11,707	$16,894
2014 provision (a)	33,729	1,540	6,367	316	41,952
2014 asset write-downs	—	—	(6,367)	—	(6,367)
Translation difference	—	—	—	(3)	(3)
2014 spending (a)	(34,685)	(2,704)	—	(5,190)	(42,579)
Balance at January 3, 2015	2,080	987	—	6,830	9,897
2015 provision (a)	12,480	11,271	8,333	3,311	35,395
2015 asset write-downs	—	—	(8,333)	—	(8,333)
Translation difference	(1)	—	—	29	28
2015 spending (a)	(12,221)	(7,465)	—	(6,792)	(26,478)
Balance at January 2, 2016	2,338	4,793	—	3,378	10,509
2016 spending	(2,287)	(1,985)	—	(3,294)	(7,566)
Balance at December 31, 2016	$51	$2,808	$—	$84	$2,943

(a)	Payroll and related costs provision and spending include $0.3 million and $17.3 million in 2015 and 2014, respectively, of non-cash share-based compensation expense.

Expenses associated with the Company’s streamlining actions were primarily recorded in SG&A in the Consolidated Statements of Income and impacted reportable segments and Corporate as follows:

	Fiscal Years Ended
In thousands	January 2, 2016	January 3, 2015
KATE SPADE North America	$19,056	$7,319
KATE SPADE International	8,916	1,567
Adelington Design Group	1,832	982
Other (a)	5,591	32,084
Total	$35,395	$41,952

(a)

Other consists of unallocated corporate restructuring costs and Juicy Couture and Lucky Brand restructuring charges principally related to distribution functions that are not directly attributable to Juicy Couture or Lucky Brand and therefore have not been included in discontinued operations.

NOTE 14: SHARE‑BASED COMPENSATION

The Company issues stock options, restricted shares, restricted share units and shares with performance features to employees under share‑based compensation plans, which are described herein.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2014, the Company’s Compensation Committee approved the continued vesting of unvested options and restricted stock awards without any required service period or the accelerated vesting of such awards for former employees, including former executive officers, upon their separation from the Company. Compensation expense related to the Company’s share-based payment awards totaled $27.1 million, $25.6 million and $37.3 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Compensation expense included $0.3 million and $17.3 million for the years ended January 2, 2016 and January 3, 2015, respectively, that was classified as restructuring.

Stock Plans

In March 1992, March 2000, March 2002, March 2005, May 2011 and May 2013 the Company adopted the “1992 Plan,” the “2000 Plan,” the “2002 Plan,” the “2005 Plan,” the “2011 Plan” and the “2013 Plan” respectively, under which options (both nonqualified options and incentive stock options) to acquire shares of common stock may be granted to officers, other key employees, consultants and outside directors, in each case as selected by the Company’s Compensation Committee (the “Committee”). Payment by option holders upon exercise of an option may be made in cash or, with the consent of the Committee, by delivering previously acquired shares of Company common stock or any other method approved by the Committee. If previously acquired shares are tendered as payment, the shares are subject to a six-month holding period, as well as specific authorization by the Committee. To date, this type of exercise has not been approved or transacted. The Committee has the authority under all of the plans to allow for a cashless exercise option, commonly referred to as a “broker‑assisted exercise.” Under this method of exercise, participating employees must make a valid exercise of their stock options through a designated broker. Based on the exercise and information provided by the Company, the broker sells the shares on the open market. The employees receive cash upon settlement, some of which is used to pay the purchase price. Although there are none currently outstanding, stock appreciation rights may be granted in connection with all or any part of any option granted under the plans and may also be granted without a grant of a stock option. Vesting schedules will be accelerated upon a change of control of the Company. Options and stock appreciation rights generally may not be transferred during the lifetime of a holder.

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

Awards granted under plans no longer in use by the Company, including the 2005, 2002, 2000 and 1992 Plans, remain in effect in accordance with their terms. The 2011 Plan provides for the issuance of up to 3.0 million shares of common stock,

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of which no more than 1.5 million shares may be awarded pursuant to grants of restricted stock, restricted stock units, unrestricted stock and performance shares. The 2011 Plan expires in 2021. The 2013 Plan provides for the issuance of up to 9.5 million shares of common stock. The 2013 Plan expires in 2023. As of December 31, 2016, 5.9 million shares were available for future grant under the 2011 and 2013 Plans.

The Company delivers treasury shares upon the exercise of stock options and vesting of restricted shares. The difference between the cost of the treasury shares and the exercise price of the options has been reflected on a first‑in, first‑out basis.

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

The Company utilizes historical optionee behavioral data to estimate the option exercise and termination rates that are used in the valuation model. The expected term represents an estimate of the period of time options are expected to remain outstanding. The expected term provided in the above table represents an option weighted‑average expected term based on the estimated behavior of distinct groups of employees who received options in 2015. The range of risk‑free rates is based on a forward curve of interest rates at the time of option grant.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of award activity under the Company’s stock option plans as of December 31, 2016 and changes therein during the fiscal year then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding January 2, 2016	905,883	$15.35	3.4	$5,686
Exercised	(174,375)	15.09		1,002
Cancelled/expired	(11,348)	24.97
Outstanding at December 31, 2016	720,160	$15.26	2.5	$5,281

Vested or expected to vest at December 31, 2016	705,665	$14.88	2.4	$5,281

Exercisable at December 31, 2016	594,572	$11.25	1.9	$5,281

The intrinsic value per option exercised was $5.75, $23.98 and $24.62 for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

As of December 31, 2016, there were approximately 0.1 million nonvested stock options with a weighted average exercise price of $15.90 and there was $1.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.2 years. The total fair value of shares vested for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $2.3 million, $2.3 million and $3.2 million, respectively.

Restricted Stock

The Company grants restricted shares and restricted share units to certain domestic and international employees. These shares are subject to transfer restrictions and risk of forfeiture until earned by continued employment. These shares generally vest 50% on the second anniversary date from the date of grant and 50% on the third anniversary date from the date of grant.

The Company grants performance shares to certain of its employees, including the Company’s executive officers. Performance shares are earned based on the achievement of certain profit or other targets aligned with the Company’s strategy.

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

The fair value for the MSUs granted was calculated using the Monte Carlo simulation model. For the year ended January 2, 2016, the following assumptions were used in determining fair value:

Fiscal Year Ended
Valuation Assumptions:	January 2, 2016
Weighted-average fair value	$43.35
Expected volatility	43.2%
Dividend yield	—
Risk-free rate	1.1% to 1.7%
Weighted-average expected annual forfeiture	5.0%

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2015, the other portion of the LTIP consisted of an award of 243,419 performance shares that vests on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index as well as an earnings-based performance condition. The performance shares have a grant date fair value of $9.1 million that was calculated using a Monte Carlo simulation model.

For the year ended December 31, 2016 and January 2, 2016, the following assumptions were used in determining fair value:

	Fiscal Years Ended
Valuation Assumptions:	December 31, 2016	January 2, 2016
Weighted-average fair value	$25.99	$37.47
Expected volatility	42.5%	41.6%
Dividend yield	—	—
Risk-free rate	1.0%	1.0%
Weighted-average expected annual forfeiture	3.6%	4.1%

Each of the Company’s non-employee Directors received an annual grant of shares of common stock with a value of $100,000 as part of an annual retainer for serving on the Board of Directors, with the exception of the Chairman of the Board, who received an annual grant of shares of common stock with a value of $150,000. Retainer shares are non-transferable until the first anniversary of the grant, with 25% becoming transferable on each of the first and second anniversary of the grant and 50% becoming transferable on the third anniversary, subject to certain exceptions.

A summary of award activity under the Company’s restricted stock plans as of December 31, 2016 and changes therein during the fiscal year then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at January 2, 2016	1,924,250	$44.31
Granted	1,191,113	23.88
Vested (a)	(131,016)	37.74
Cancelled (a)	(104,192)	39.73
Nonvested stock at December 31, 2016 (b)	2,880,155	$36.33

Expected to vest as of December 31, 2016	2,142,227	$38.81

(a)	Includes market share units granted to a group of key executives with the vesting of such units measured by the performance of the Company’s stock price over the vesting period.
(b)

Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of MSUs awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

The weighted average grant date fair value of restricted shares granted in the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $23.88, $36.87 and $48.05, respectively.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2016, there was $22.5 million of total unrecognized compensation cost related to nonvested stock awards granted under the restricted stock plans. That expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2016, January 2, 2016 and January 3, 2015 was $4.9 million, $2.3 million and $6.9 million, respectively.

NOTE 15: PROFIT‑SHARING RETIREMENT, SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains a qualified defined contribution plan for its eligible employees. This plan allows deferred arrangements under section 401(k) of the Internal Revenue Code and provides for employer‑matching contributions. The plan contains provisions for a discretionary profit sharing component, although such a contribution was not made for 2016, 2015 or 2014.

The Company’s aggregate 401(k)/Profit Sharing Plan contribution expense, which is included in SG&A in the accompanying Consolidated Statements of Income, was $2.0 million, $1.9 million and $1.4 million for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

The Company has a non‑qualified supplemental retirement plan for certain employees whose benefits under the 401(k)/Profit Sharing Plan are expected to be constrained by the operation of certain Internal Revenue Code limitations. The supplemental plan provides a benefit equal to the difference between the contribution that would be made for an employee under the tax‑qualified plan absent such limitations and the actual contribution under that plan. The supplemental plan also allows certain employees to defer up to 50% of their base salary and up to 100% of their annual bonus. The Company established an irrevocable “rabbi” trust to which the Company makes periodic contributions to provide a source of funds to assist in meeting its obligations under the supplemental plan. The principal of the trust, and earnings thereon, are to be used exclusively for the participants under the plan, subject to the claims of the Company’s general creditors.

NOTE 16: EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share.

	Fiscal Years Ended
In thousands, except per common share data	December 31, 2016	January 2, 2016	January 3, 2015
Income from continuing operations	$151,558	$21,708	$76,726
Income (loss) from discontinued operations, net of income taxes	2,024	(4,621)	82,434
Net income	$153,582	$17,087	$159,160

Basic weighted average shares outstanding	128,043	127,634	126,264
Stock options and nonvested shares	1,121	588	755
Diluted weighted average shares outstanding	129,164	128,222	127,019

Earnings (loss) per share:
Basic
Income from continuing operations	$1.18	$0.17	$0.61
Income (loss) from discontinued operations	0.02	(0.04)	0.65
Net income	$1.20	$0.13	$1.26

Diluted
Income from continuing operations	$1.17	$0.17	$0.60
Income (loss) from discontinued operations	0.02	(0.04)	0.65
Net income	$1.19	$0.13	$1.25

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17: ADDITIONAL FINANCIAL INFORMATION

Licensing‑Related Transactions

In connection with the Company’s November 2011 sale of its LIZ CLAIBORNE brand and certain rights to its MONET brand to J.C. Penney Corporation, Inc., the Company maintains: (i) an exclusive supplier arrangement to provide JCPenney with LIZ CLAIBORNE and MONET branded jewelry; and (ii) a royalty‑free license through July 2020 to use the LIZWEAR brand to design, manufacture and distribute LIZWEAR‑branded products to the club store channel.

Other Expense, Net

Other expense, net primarily consisted of (i) equity in losses of the Company’s equity investees of $6.5 million, $6.7 million and $2.6 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively; and (ii) foreign currency transaction losses of $1.9 million, $4.3 million and $1.6 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

Consolidated Statements of Cash Flows Supplementary Disclosures

During the years ended December 31, 2016, January 2, 2016 and January 3, 2015, net income tax (payments) refunds were $(4.2) million, $(3.1) million and $1.0 million, respectively. During the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company made interest payments of $17.0 million, $13.3 million and $34.1 million, respectively. The Company received interest payments of $9.4 million and $4.0 million for the years ended January 2, 2016 and January 3, 2015, respectively, including outstanding interest and payment in kind under the Lucky Brand Note. As of December 31, 2016, January 2, 2016 and January 3, 2015, the Company accrued capital expenditures totaling $6.8 million, $8.1 million and $9.8 million, respectively.

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

NOTE 18: SEGMENT REPORTING

The Company operates its kate spade new york and JACK SPADE brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•	KATE SPADE North America segment — consists of the Company’s kate spade new york and JACK SPADE brands in North America.
•

KATE SPADE International segment — consists of the Company’s kate spade new york and JACK SPADE brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

•	Adelington Design Group segment — primarily consists of exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands.

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

			Depreciation
			and				Expenditures
			Amortization	Adjusted		Segment	for Long-
Dollars in thousands	Net Sales	% to Total	Expense (a)	EBITDA (b)	% of Sales	Assets	Lived Assets
Fiscal Year Ended December 31, 2016
KATE SPADE North America	$1,156,373	83.7%	$37,828	$226,385	19.6%	$479,138	$37,978
KATE SPADE International	201,834	14.6%	7,812	27,889	13.8%	190,157	12,371
Adelington Design Group	23,271	1.7%	107	5,014	21.5%	8,470	—
Corporate and Other	—	—	3,589	—	—	432,554	—
Totals	$1,381,478	100.0%	$49,336				$50,349

Fiscal Year Ended January 2, 2016
KATE SPADE North America	$1,031,123	83.0%	$29,588	$177,593	17.2%	$504,571	$49,827
KATE SPADE International	188,151	15.1%	12,164	17,697	9.4%	180,259	19,909
Adelington Design Group	23,446	1.9%	206	4,523	19.3%	13,852	471
Corporate and Other	—	—	7,979	—	—	276,915	—
Totals	$1,242,720	100.0%	$49,937				$70,207

Fiscal Year Ended January 3, 2015
KATE SPADE North America	$891,766	78.3%	$31,905	$143,009	16.0%		$76,707
KATE SPADE International	213,582	18.8%	13,904	810	0.4%		55,038
Adelington Design Group	33,255	2.9%	887	4,092	12.3%		476
Corporate and Other	—	—	7,742	(940)	—		—
Totals	$1,138,603	100.0%	$54,438				$132,221

(a)

For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, $3.6 million, $3.6 million and $5.2 million, respectively, of Corporate depreciation and amortization was recorded within Interest expense, net on the accompanying Consolidated Statements of Income.

(b)

Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation to Net Income:

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$226,385	$177,593	$143,009
KATE SPADE International (a)	27,889	17,697	810
Adelington Design Group	5,014	4,523	4,092
Other (b)	—	—	(940)
Total Reportable Segments Adjusted EBITDA	259,288	199,813	146,971
Depreciation and amortization, net (c)	(45,782)	(46,311)	(48,441)
Charges due to streamlining initiatives (d), brand-exiting activities, acquisition related costs, impairment of intangible asset and loss on asset disposals and impairments, net	(9,204)	(40,399)	(30,371)
Joint venture contract termination fee	—	(26,000)	—
Share-based compensation (e)	(27,139)	(25,577)	(37,270)
Adjusted equity loss included in Reportable Segments Adjusted EBITDA (f)	6,450	4,872	2,583
Operating Income	183,613	66,398	33,472
Other expense, net (a)	(8,270)	(11,137)	(4,033)
Loss on settlement of note receivable	—	(9,873)	—
Loss on extinguishment of debt	—	—	(16,914)
Interest expense, net	(19,714)	(19,152)	(20,178)
Provision (benefit) for income taxes	4,071	4,528	(84,379)
Discontinued operations, net of income taxes	2,024	(4,621)	82,434
Net Income	$153,582	$17,087	$159,160

(a)	Amounts include equity in the adjusted losses of equity method investees of $6.5 million, $4.9 million and $2.6 million in 2016, 2015 and 2014, respectively.
(b)

Other consists of expenses principally related to distribution functions that were included in Juicy Couture and Lucky Brand historical results, but are not directly attributable to those businesses and therefore have not been included in discontinued operations.

(c)	Excludes amortization included in Interest expense, net.
(d)	See Note 13 – Streamlining Initiatives for a discussion of streamlining charges.
(e)	Includes share-based compensation expense of $0.3 million and $17.3 million in 2015 and 2014, respectively, that was classified as restructuring.
(f)	Excludes joint venture restructuring expense included in equity losses of $1.8 million in 2015.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GEOGRAPHIC / CATEGORY DATA

			Long-Lived
Dollars in thousands	Net Sales	% to Total	Assets
Fiscal Year Ended December 31, 2016
Domestic	$1,126,848	81.6%	$225,959
International	254,630	18.4%	77,981
Total	$1,381,478	100.0%
Fiscal Year Ended January 2, 2016
Domestic	$1,012,657	81.5%	$233,185
International	230,063	18.5%	75,796
Total	$1,242,720	100.0%
Fiscal Year Ended January 3, 2015
Domestic	$899,475	79.0%
International	239,128	21.0%
Total	$1,138,603	100.0%

The Company’s net sales by major product category are as follows:

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Women’s accessories (a)	$1,025,116	$886,630	$790,544
Apparel, jewelry and other	356,362	356,090	348,059
Total	$1,381,478	$1,242,720	$1,138,603

(a)	Includes handbags, small leather goods and accessories.

NOTE 19:  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is comprised of the effects of foreign currency translation and gains on cash flow hedging derivatives, as detailed below:

In thousands	December 31, 2016	January 2, 2016
Cumulative translation adjustment, net of income taxes of $0	$(29,162)	$(30,054)
Gains on cash flow hedging derivatives, net of income taxes of $513 and $8, respectively	1,002	13
Accumulated other comprehensive loss, net of income taxes	$(28,160)	$(30,041)

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the change in each component of Accumulated other comprehensive loss, net of income taxes:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of December 28, 2013	$(21,862)	$983
Other comprehensive (loss) income before reclassification	(10,234)	1,847
Amounts reclassified from accumulated other comprehensive loss	—	(720)
Balance as of January 3, 2015	(32,096)	2,110
Other comprehensive loss before reclassification	(1,966)	(907)
Amounts reclassified from accumulated other comprehensive loss	4,008	(1,190)
Balance as of January 2, 2016	(30,054)	13
Other comprehensive (loss) income before reclassification	(522)	410
Amounts reclassified from accumulated other comprehensive loss	1,414	579
Balance as of December 31, 2016	$(29,162)	$1,002

NOTE 20:  RELATED PARTY TRANSACTIONS

Equity Method Investments

In June 2011, the Company established KS China Co., Limited (“KSC”) with E-Land Fashion China Holdings Limited (“E-Land”). The joint venture was a Hong Kong limited liability company and its purpose was to market and distribute small leather goods and other fashion products and accessories in China under the kate spade brand. The Company accounted for its then-40.0% interest in KSC under the equity method of accounting until the Company’s purchase of the remaining 60% interest in KSC and sale of a 50% interest in KSC to Walton Brown in the first quarter of 2015. The Company made capital contributions to KSC of $2.4 million and $5.5 million in 2014 and 2013, respectively.

In the first quarter of 2015, the Company and Walton Brown formed two joint ventures focused on growing the Company’s business in Greater China. Following the formation of the joint ventures, both Kate Spade Hong Kong, Limited, a wholly-owned subsidiary of the Company, and Walton Brown each own 50.0% of the shares of KSC and KS HMT, the holding company for the KATE SPADE businesses in Hong Kong, Macau and Taiwan.

With an equal partnership structure, the Company and Walton Brown actively manage the businesses together. The joint ventures each have an initial term of 10 years. To effectuate the new joint ventures, (i) the Company acquired a 60.0% interest in KSC (in which the Company already owned a 40.0% interest) from E-Land, its former partner in China, for an aggregate payment of $36.0 million, comprised of $10.0 million to acquire E-Land’s interest in KSC and $26.0 million to terminate related contracts and (ii) the Company received a net $17.4 million from LCJG for their 50.0% interests in the joint ventures, subject to adjustments. As a result, the Company no longer consolidates the operations for the businesses in Hong Kong, Macau and Taiwan, which it acquired on February 5, 2014 and had net sales of approximately $34.0 million in 2014 and $6.4 million in 2015, through the transaction date. Upon closing of the KS HMT joint venture, $16.0 million of goodwill related to the KATE SPADE businesses in Hong Kong, Macau and Taiwan and $14.0 million of net assets of KS HMT were reclassified to Investment in unconsolidated subsidiaries, which was included in Other Assets on the accompanying Consolidated Balance Sheets. The Company concluded the carrying values of the assets and liabilities for Hong Kong, Macau and Taiwan approximated fair value, due in part to the then-recent acquisition of those territories from Globalluxe. Accordingly, no gain or loss was recorded on the formation of KS HMT. The $26.0 million charge incurred in the first quarter of 2015 to terminate contracts associated with the KSC joint venture is recorded in SG&A on the accompanying Consolidated Statement of Income.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for its investments in the joint ventures under the equity method of accounting. The Company’s equity in losses of its equity investees was $6.5 million, $6.7 million and $2.6 million during the twelve months ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. During the third quarter of 2015, the Company and Walton Brown each loaned $5.0 million to KSC. During the first quarter of 2016, the Company and Walton Brown each made additional loans of $0.7 million to KSC and $5.8 million to KS HMT. As of December 31, 2016 and January 2, 2016, the Company recorded $30.5 million and $28.1 million, respectively, related to its Investments in and advances to unconsolidated subsidiaries, which was included in Other assets on the accompanying Consolidated Balance Sheets.

The summarized balance sheet data of the Company’s equity method investees includes KSC and KS HMT.

In thousands	December 31, 2016	January 2, 2016
Current assets	$28,693	$35,465
Other assets	31,314	34,282
Total assets	$60,007	$69,747

Current liabilities	$10,057	$26,409
Other liabilities	24,875	11,473
Partners’ equity	25,075	31,865
Total liabilities and partners’ equity	$60,007	$69,747

The summarized statement of operations data of the Company’s equity method investees includes KSC for all periods presented and KS HMT from the date of the formation of the joint venture in the first quarter of 2015.

	Fiscal Years Ended
In thousands	December 31, 2016	January 2, 2016	January 3, 2015
Net Sales	$55,101	$51,631	$16,036
Gross Profit	33,425	31,533	10,772
Net Loss	(12,499)	(13,307)	(6,713)

NOTE 21:  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, new accounting guidance was issued on intangibles, which simplifies the measurement of goodwill impairment testing. Under the new guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value and any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for interim and annual goodwill impairment tests beginning on or after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the new accounting guidance on its financial statements.

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

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 22:  UNAUDITED QUARTERLY RESULTS

Unaudited quarterly financial information for 2016 and 2015 is set forth in the table below.

	March			June			September			December
In thousands, except per share data	2016	2015		2016	2015		2016	2015		2016	2015
Net sales	$274,422	$255,316		$319,691	$281,118		$316,528	$277,328		$470,837	$428,958
Gross profit	169,481	154,727		190,706	171,478		187,928	169,814		278,805	258,088
Income (loss) from continuing operations	10,916	(53,559)	(b)	24,559	9,249	(c)	29,503	4,510	(d)	86,580	61,508	(e)
Income (loss) from discontinued operations, net of income taxes	720	(1,662)		2,214	(708)		123	(2,207)		(1,033)	(44)
Net income (loss)	$11,636	$(55,221)		$26,773	$8,541		$29,626	$2,303		$85,547	$61,464

Basic earnings per share:
Income (loss) from continuing operations	$0.09	$(0.42)		$0.19	$0.07		$0.23	$0.04		$0.68	$0.48
Income (loss) from discontinued operations	—	(0.01)		0.02	—		—	(0.02)		(0.01)	—
Net income (loss)	$0.09	$(0.43)		$0.21	$0.07		$0.23	$0.02		$0.67	$0.48

Diluted earnings per share: (a)
Income (loss) from continuing operations	$0.08	$(0.42)		$0.19	$0.07		$0.23	$0.04		$0.67	$0.48
Income (loss) from discontinued operations	0.01	(0.01)		0.02	—		—	(0.02)		(0.01)	—
Net income (loss)	$0.09	$(0.43)		$0.21	$0.07		$0.23	$0.02		$0.66	$0.48

Basic weighted average shares outstanding	127,931	127,489		128,000	127,663		128,101	127,682		128,139	127,703
Diluted weighted average shares outstanding (a)	128,636	127,489		129,140	128,431		129,451	128,118		129,425	128,267

(a)

Because the Company incurred a loss from continuing operations in the first quarter of 2015, outstanding stock options and nonvested shares are antidilutive for such period. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

(b)	Included a pretax charge of $26.0 million to terminate contracts with the Company’s former joint venture partner in China and pretax expenses related to streamlining initiatives of $18.9 million.
(c)	Included pretax expenses related to streamlining initiatives of $7.1 million.

Kate Spade & Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Included pretax expenses related to streamlining initiatives of $7.0 million.
(e)	Included pretax expenses related to streamlining initiatives of $2.4 million.

NOTE 23: SUBSEQUENT EVENT

On February 16, 2017, the Company’s Board of Directors, together with management and in consultation with its financial advisor and legal counsel, announced that it is conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. There can be no assurance that this review process will result in a transaction or other strategic alternative of any kind.

Kate Spade & Company

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and	Charged to			Balance at
In thousands	of Period	Expenses	Other Accounts	Deductions		End of Period
YEAR ENDED DECEMBER 31, 2016
Accounts receivable — allowance for doubtful accounts	$737	$—	$—	$376	(a)	$361
Allowance for returns	7,949	94,191	—	94,617		7,523
Allowance for discounts	16	3,568	—	76		3,508
Deferred tax valuation allowance	425,761	—	—	53,240		372,521

YEAR ENDED JANUARY 2, 2016
Accounts receivable — allowance for doubtful accounts	$1,716	$—	$—	$979	(a)	$737
Allowance for returns	7,679	101,762	—	101,492		7,949
Allowance for discounts	74	144	—	202		16
Deferred tax valuation allowance	415,173	10,588	—	—		425,761

YEAR ENDED JANUARY 3, 2015
Accounts receivable — allowance for doubtful accounts	$1,800	$1,189	$—	$1,273	(a)	$1,716
Allowance for returns	7,230	80,453	—	80,004		7,679
Allowance for discounts	32	208	—	166		74
Deferred tax valuation allowance	497,485	—	—	82,312		415,173

(a)	Uncollectible accounts written off, less recoveries.