Form 10-K/A
period 2016-12-31
Kate Spade & Co
filed 2017-04-28
CIK 352363

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

2 Park Avenue, New York, New York 10016

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code: (212) 354-4900

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act:

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

Yes ☒                  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Kate Spade & Company (the “Company”) for its fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. At the time the Company filed the Original 10-K, it intended to file a definitive proxy statement for its 2017 Annual Meeting of Shareholders within 120 days after the end of the 2016 fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. However, as we will now not file the definitive proxy statement within such 120-day period, the information required by Part III (Items 10-14) of Form 10-K is filed herewith and provided below.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K.  Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

ii

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Board of Directors

Our board of directors (our “Board” or “Board of Directors”) as of the date of this Form 10-K/A consists of eleven members, as determined in accordance with our By-laws (our “By-laws”). In 2010, our shareholders approved an amendment to our Certificate of Incorporation that eliminated the classified board. Accordingly, all Directors are up for re-election each year, for a proposed one-year term expiring at the next annual meeting of shareholders. The Board is currently comprised of the following directors:

Lawrence S. Benjamin, age 61, was elected a Director of the Company in January 2011. In March 2015, Mr. Benjamin was elected to the board and selected to be board chairman of Diversified Foodservice Supply, Inc., a restaurant equipment distributor. Since January 2012, Mr. Benjamin has served as a Senior Advisor for New Mountain Capital, a private equity firm, and, since February 2011, as a Managing Director of Capwell Partners LLC, a private equity firm. In September 2011, Mr. Benjamin was elected to the board of IRI, a market research company. In February 2012, Mr. Benjamin was elected to the board of Sun Products Corporation, a consumer products company, and served on that company’s board until its dissolution in September 2016. In November 2012, Mr. Benjamin was elected to the board of ABB Optical Group, LLC, an optical distributor and manufacturer. In October 2016, Mr. Benjamin was elected to the board of Strategic Partners, Inc., a manufacturer and distributor of medical apparel. From 2006 until his retirement in February 2011, he served as Chief Operating Officer of Ahold USA, a subsidiary of Koninklijke Ahold NV, an international food retailing group based in the Netherlands. Mr. Benjamin was Ahold’s highest ranking executive in the U.S., responsible for the Stop & Shop/Giant-Landover and Giant-Carlisle superstores and supermarkets, as well as all operations in the country. In 2009, he was also appointed global Executive Vice President and appointed to Ahold’s global Corporate Executive Board. Mr. Benjamin joined Ahold in October of 2003 as President and Chief Executive Officer of U.S. Foodservice. Prior to joining Ahold, Mr. Benjamin worked with several private equity firms, where he held several operating positions, including serving as Chief Executive Officer at NutraSweet Company, Specialty Foods Corporation and Stella Foods. Previously, he held management-level positions in the retail and ingredient divisions of Kraft Foods. Mr. Benjamin also serves on the boards of three non-profit organizations (The Nature Conservancy of Rhode Island, the International Crane Foundation and the Rainforest Trust) and is a life trustee of Lake Forest Academy. Mr. Benjamin’s long history in key operating roles with global brands and experience with a variety of strategic initiatives related to corporate governance, standardizing operations and turnarounds, among others, provides the Board with significant input on a variety of matters.

Raul J. Fernandez, age 50, was elected a Director of the Company in 2000. Mr. Fernandez is Chairman of ObjectVideo, Inc. From 2000 to 2002, he served as Chief Executive Officer for Dimension Data North America, an information systems integrator company, and as a director of its parent company, Dimension Data Holdings Plc, in 2001. Mr. Fernandez is also currently on the board of directors at AtSite, Inc., a privately held company that provides innovative building performance management solutions, and PerfectSense, a digital application development company. He previously served as Chairman of the Board, Chief Executive Officer and President of Proxicom, Inc., a publicly traded internet development and e-business consulting company he founded in 1991. Mr. Fernandez is also Vice Chairman of Monumental Sports & Entertainment, a private partnership which owns the NBA’s Washington Wizards, the NHL’s Washington Capitals, the WNBA’s Washington Mystics and owns and operates the Verizon Center. Mr. Fernandez, a native Washingtonian, is an active philanthropist in D.C. regional non-profits, focusing his energy primarily on educational reform. In 2000, he co-founded Venture Philanthropy Partners, a philanthropic investment organization based out of Washington, D.C. Mr. Fernandez is the Chairman of Fight for Children and sits on various other non-profit boards, including the D.C. College Access Program (DCCAP), the D.C. Public Education Fund and the Fernandez Foundation. He holds a Bachelor’s degree in Economics from the University of Maryland. Mr. Fernandez’ extensive operating experience and entrepreneurial background as founder and chief executive officer of technology companies, including in the area of e-business, provides the Board with valuable views in the areas of technology and information systems.

Carsten Fischer, age 55, was appointed a Director of the Company in July 2016. Mr. Fischer has nearly 30 years of experience in global marketing and leadership roles for brands across the luxury and consumer goods categories. In 2015, Mr. Fischer was appointed to the Board of Directors of Seiko Holdings Co. Ltd. where he acts as a senior advisor for global branding for the global watch and electronics corporation. Prior to his appointment to the Seiko Board of Directors, Mr. Fischer held various senior executive roles at Shiseido Co., Ltd., a Japanese multinational personal care company, and Procter and Gamble Co., a consumer goods company. At Shiseido, Mr. Fischer served as Representative Director, Corporate Senior Executive Office, responsible for strategic channel expansion and globalization. Prior to Shiseido, Mr. Fischer was the President of Professional Care and Corporate Officer at Procter & Gamble Co. He also served as the Executive Vice President of Global Marketing at Wella AG and President and Chief Executive Officer of Wella AG Japan, Ltd., divisions of Procter & Gamble Co. Mr. Fischer also held leadership roles in Asia at Henkel AG &

Co., a German based multinational company operating in the areas of laundry and home care, beauty care and adhesive technologies. Mr. Fischer’s deep industry insight and global experience provides the Board with an important perspective as the Company continues to execute its international expansion strategy.

Kenneth B. Gilman, age 70, was elected a Director of the Company in February 2008. Mr. Gilman served as the Chief Executive Officer of Asbury Automotive Group, an automotive retailing and services company, from 2001 to May 2007. Previously, from 1976 to 2001, Mr. Gilman was employed in a variety of capacities with L Brands Inc. (“L Brands”), a specialty apparel retailer, where his most recent assignment was Chief Executive Officer of Lane Bryant. From 1993 to 2001, Mr. Gilman served as Vice Chairman and Chief Administrative Officer of L Brands, with responsibility for finance, information technology, supply chain management, production, real estate, legal and internal audit. From 1987 to 1993, he was Executive Vice President and Chief Financial Officer of L Brands. He joined L Brands’ executive committee in 1987 and was elected to its board of directors in 1990. Mr. Gilman serves as a director of Aeropostale, Inc., a retailer of teen focused men’s and women’s apparel. Mr. Gilman also serves as a member of the Board of Governors of Hebrew Union College — Jewish Institute of Religion and as a Trustee for the Jewish Center of the Hamptons and The Manhattan Institute, all not-for-profit organizations. Mr. Gilman’s extensive operating experience as chief financial officer, chief administrative officer and chief executive officer of retail companies, including 25 years of experience at L Brands, provides the Board with useful insight into operational issues, particularly in the retail sector, and financial matters.

Nancy J. Karch, age 69, was elected a Director of the Company in 2000. Effective following our 2013 Annual Meeting of Shareholders on May 14, 2013, Ms. Karch became the non-executive Board Chair of the Company. Ms. Karch was a Director (senior partner) of McKinsey & Co., an independent consulting firm, from 1988 until her retirement in 2000. She had served in various executive capacities at McKinsey since 1974. Ms. Karch is a Director Emeritus of McKinsey & Co., and serves as a director of Kimberly-Clark, a consumer products company and MasterCard Inc., a payment systems brand and processor. She also serves as Chair of the board of Northern Westchester Hospital as well as a board member of Northwell Health, both not-for-profit organizations. Ms. Karch’s background as a consultant to companies in the retail and consumer products sector, and her extensive experience as a public company director, provides the Board beneficial insight into the retail industry and matters relating to brand marketing and corporate governance.

Kenneth P. Kopelman, age 65, was elected a Director of the Company in 1996. From 1984 through 2015, Mr. Kopelman was a partner in the New York City law firm of Kramer Levin Naftalis & Frankel LLP; he currently remains of counsel to the firm. He is a director and Chair of the New York Chapter of the National Association of Corporate Directors, a national not-for-profit membership organization serving the corporate governance needs of corporate boards and directors, and he was recognized in 2011 as one of the most influential leaders in the corporate governance community by the NACD’s national magazine, Directorship, which named him to its annual list, the “Directorship 100.” Mr. Kopelman previously served through June 2007 as a director of Mobius Management Systems, Inc., a computer software company. Mr. Kopelman’s background as a corporate attorney and counselor provides the Board helpful insight in the areas of corporate governance and financing, and his long-time experience within the apparel industry and association with the Company provides the Board valuable perspective.

Craig A. Leavitt, age 56, is Chief Executive Officer of Kate Spade & Company. Mr. Leavitt was elected to the Board of Directors in February 2014. He served as Co-President and Chief Operating Officer of Kate Spade, LLC from his arrival in April 2008 through October 2010, at which time, he was named Chief Executive Officer of Kate Spade, LLC. Prior to joining Kate Spade, LLC, Mr. Leavitt was President of Global Retail at Link Theory Holdings, where he had total responsibility for merchandising, operations, planning, allocation and real estate for the Theory and Helmut Lang retail businesses. Previously, Mr. Leavitt spent several years at Diesel, most recently as Executive Vice President of Sales and Retail. Mr. Leavitt also spent 16 years at Polo Ralph Lauren, where he held positions of increasing responsibility, the last being Executive Vice President of Retail. Mr. Leavitt’s strategic planning, leadership skills and retail experience within the industry provide the Board valuable insight into retail operations.

Deborah J. Lloyd, age 52, is Chief Creative Officer of Kate Spade & Company. Ms. Lloyd was elected to the Board of Directors in February 2014. Ms. Lloyd joined Kate Spade, LLC as Co-President and Chief Creative Officer in November 2007 and has overseen all creative aspects of the Kate Spade brands since that time. Prior to joining Kate Spade, LLC, Ms. Lloyd spent six years as Executive Vice President of Design and Product Development at Banana Republic and five years at Burberry. Previously, Ms. Lloyd honed her skills at such brands as Aquascutum, Kenzo and Daniel Hechter. Ms. Lloyd is an active member of the Council of Fashion Designers of America and sits on the organization’s board of directors. Ms. Lloyd has received several British Fashion Council Awards for her work at Burberry and was named an Independent Handbag Designer Awards Iconoclast Award Winner in 2010. Ms. Lloyd’s creative talent and experience in design and product development provide important insight to the Board on the creative and product development process.

Douglas Mack, age 48, was elected a Director of the Company in June 2014. Mr. Mack serves as Chief Executive Officer of Fanatics, Inc., a leading retailer of licensed sports merchandise and a billion dollar e-commerce company. Previously, Mr. Mack was Chief Executive Officer of One Kings Lane, a leading online destination for home design, which he joined as a $10M start-up and led its growth into an Internet Retailer Top 100 company. Prior to One Kings Lane, Mr. Mack was Chief Executive Officer of Scene7, the leading rich-media platform for e-commerce, which has powered websites for more than 1,000 global retailers. After completing the sale of Scene7 to Adobe, Mr. Mack joined the Adobe leadership team, and ultimately became GM of the digital media division, which included flagship properties such as Adobe Photoshop and Adobe Flash Media Server. Mr. Mack began his career in the General Electric management training programs, was an engagement manager with McKinsey & Company and later became Executive Vice President of Broderbund Software. As an e-commerce innovator, Mr. Mack provides the Board with extensive knowledge in key retail areas including technology, marketing and customer experience.

Jan Singer, age 53, was elected a Director of the Company at our 2015 Annual Meeting of Shareholders on May 19, 2015. Ms. Singer serves as Chief Executive Officer of Victoria’s Secret, a lingerie, womenswear and beauty products company and subsidiary of L Brands, Inc., a specialty apparel, personal care, home fragrance and beauty retailer. She formerly served as the Chief Executive Officer of Spanx, Inc., a privately held shapewear design, manufacturing and marketing company, from July 2014 to March 2016. Prior to that role, she worked at Nike, Inc. for ten years, where she held various senior executive roles including Corporate Vice President of Global Apparel from 2011 to 2014 and Corporate Vice President of Global Footwear from 2008 to 2011. Previously, from 2001 to 2004, Ms. Singer was the Vice President and General Manager of Global Product, Merchandising and Marketing for Reebok International Limited’s women’s business. Ms. Singer also had key marketing and global communications roles for the luxury brands Chanel, Calvin Klein and Prada. Ms. Singer’s experience and leadership roles related to marketing aspirational brands across the apparel, footwear and cosmetics product categories provide the Board valuable perspective into the apparel industry and matters related to brand marketing, both domestically and internationally.

Doreen A. Toben, age 67, was elected a Director of the Company in 2009. Most recently, Ms. Toben served as Executive Vice President of Verizon Communications, Inc., a position from which she retired in June 2009. From April 2002 to February 2009, she served as Verizon’s Chief Financial Officer and was responsible for its finance and strategic planning efforts. Prior to April 2002, Ms. Toben was Senior Vice President and Chief Financial Officer with responsibility for finance and strategic planning for Verizon’s Telecom Group. A 30-year telecommunications veteran, she began her career at AT&T Corp. and over the years held various positions of increasing responsibility primarily in treasury, strategic planning and finance both there, and beginning in 1984, at Bell Atlantic Inc. Ms. Toben also serves as a director of the New York Times Company and as a director of ARRIS Group, a video and broadband technology company. Ms. Toben’s experience during her 21 years at Verizon in the areas of finance and strategic planning provides the Board perspective of someone familiar with all facets of a global enterprise, particularly in light of her recent direct responsibility for financial and accounting matters.

Executive Officers

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original 10-K.

Corporate Governance

The Company believes that its standards for corporate governance reflect current best practices and serve the best interests of its shareholders. Recognizing that those corporate governance standards continually evolve, the Nominating and Governance Committee of the Board monitors developments in governance best practices to ensure that the Company continues to effectively represent the interests of its shareholders. Included among the key corporate governance practices the Company has adopted in support of this commitment are:

•                  Strong Board independence (9 of 11 Director nominees are independent)

•                  Declassified Board of Directors with all members standing for election annually

•                  Majority vote standard for uncontested director elections

•                  Independent Board Chair separate from CEO

•                  Simple majority vote standard for by-law/charter amendments and transactions

•                  Anti-hedging and anti-pledging policies

•                  Clawback policy

•                  Stock ownership requirements for executive officers and directors

•                  Shareholders with 25% or more of our outstanding stock have right to call a special meeting

•                  By-laws provide eligible shareholders with proxy access to nominate Board candidates

•                  Robust shareholder engagement practices

Many of these practices as well as the criteria for selecting Directors and Director duties and responsibilities are contained in the Company’s current Corporate Governance Guidelines, a copy of which is available at our website at www.katespadeandcompany.com under “Corporate Governance” in the Investor Relations section.

Proxy Access

In 2016, the Company implemented proxy access providing eligible shareholders (including a group of up to 20) who meet certain conditions, including holding a net long position of at least 3% of the Company’s outstanding Common Stock continuously for at least three years, the right to use the Company’s proxy statement to nominate at an annual meeting Director candidates comprising up to 20% of the Board, but not less than two candidates.

Meetings of Independent Directors

Majority Vote Standard

In 2008, the Company adopted a majority vote standard for uncontested Director elections. Under this standard, in order for a nominee to be elected in an uncontested election, such nominee must receive the affirmative vote of a majority of the votes cast on such nominee’s election (votes cast “FOR” a nominee must exceed votes cast “AGAINST” the nominee). The Company maintains a plurality vote standard in contested Director elections, where the number of nominees exceeds the number of Directors to be elected.

In addition, as part of our Corporate Governance Guidelines, if an incumbent Director is not elected by a majority of the votes cast in an uncontested election, it is the policy that such Director will tender his or her resignation to the Chairman of the Board promptly following certification of the shareholder vote, such resignation to be effective upon acceptance by the Board. A recommendation on whether to accept any such resignation will be made by the Nominating and Governance Committee to the Board, or if a majority of the members of the Nominating and Governance Committee did not receive the required majority vote for re-election to the Board, a special committee of independent Directors. Generally, a Director who fails to receive a required majority vote will not participate in the Nominating and Governance Committee or Board Meetings considering the resignation. The Board will act on any resignation within 90 days and such action may include: (i) accepting the resignation offer; (ii) deferring acceptance of the resignation offer until a replacement Director with certain necessary qualifications held by the subject Director (e.g., accounting or related financial management expertise) can be identified and elected to the Board; (iii) maintaining the Director but addressing what the Board believes to be the underlying cause of the “against” votes; (iv) maintaining the Director but resolving that the Director will not be re-nominated in the future for election; or (v) rejecting the resignation offer. If accepting such resignation would result in the Company having (x) fewer than a majority of Directors who were in office before the election or (y) fewer than a majority of independent Directors as required under the rules of the NYSE, such 90-day period may be extended by an additional 90 days, if such extension is in the best interest of the Company. If the Board does not accept the resignation, the Director will continue to serve until his or her successor is duly elected, or until his or her earlier death, resignation or removal. If the Board accepts the resignation, then the Board, acting on the recommendation of the Nominating and Governance Committee, may fill any resulting vacancy or may decrease the size of the Board. The Board of Directors will promptly publicly disclose the Board’s decision and explain any determination not to accept the Director’s resignation.

Independent Board Chair Separate from CEO

Although we do not have a formal policy mandating the separation of the roles of Board Chair and Chief Executive Officer, we have kept the two as separate positions since 2006. Our Board’s current Chair is Nancy J. Karch, who was appointed to that position in May 2013 and is an independent Director. The Board reserves the right to determine the appropriate leadership structure for the Board on a case-by-case basis and believes that the separation remains appropriate. It allows our CEO to focus on the day-to-day operation and management of the Company, while the Board Chair focuses on leading the Board in overseeing the interests of the Company and its shareholders. The Chairman of the Board is responsible for managing Board functions, including setting the Board agenda (with Board and management input), facilitating communication among Directors, presiding at meetings of the Board of Directors and shareholders, sitting as chair at executive sessions at each regularly scheduled Board Meeting, and providing feedback to the Chief Executive Officer.

Special Meetings

Under the Company’s By-laws, the Board of Directors has the authority to call special meetings of shareholders where the Directors, in the exercise of their fiduciary duties, determine such a meeting to be in the best interests of the Company. In addition, as a result of a proposal approved by the Company’s shareholders at the 2015 Annual Meeting of Shareholders, the Company’s By-laws permit record holders of at least 25% of the Company’s outstanding shares of Common Stock to call a special meeting (subject to certain qualifications designed to prevent duplicative and unnecessary meetings).

Action by Written Consent

Record holders of at least 35% of the shares of the Company’s outstanding Common Stock may act by written consent in lieu of a meeting.

Board and Committee Meetings; Director Attendance

During the fiscal year ended December 31, 2016, the Board of Directors held eleven meetings, and the Audit, Compensation and Nominating and Governance Committees of the Board held a total of 21 meetings. Except Mr. Mack and Mr. Benjamin, who were each unable to attend one Board meeting, each current Director attended all of the meetings held by the Board of Directors and each committee on which he or she served during such fiscal year and, with respect to Mr. Fischer, since his election to the Board of Directors on July 1, 2016. Our Corporate Governance Guidelines provide that all Directors are expected to attend the Annual Meeting of Shareholders, except in the event of special circumstances. All of our then current Directors attended our 2016 Annual Meeting of Shareholders.

Executive Sessions

Pursuant to our Corporate Governance Guidelines, the independent Board members meet in an executive session (without management present) at each regular Board Meeting, as well as when as a group they deem such a meeting necessary or appropriate.

Information About Committees of the Board of Directors

The Board of Directors currently has three standing Committees, as described below (each a “Board Committee” and, collectively, “the Board Committees”). All members of the Nominating and Governance Committee, the Audit Committee and the Compensation Committee are independent, as such term is defined in the NYSE Corporate Governance Standards and our Corporate Governance Guidelines.

Current members of the Board Committees are as follows:

Nominating and Governance Committee	Audit Committee	Compensation Committee
Lawrence S. Benjamin*	Raul J. Fernandez	Lawrence S. Benjamin
Nancy J. Karch	Carsten Fischer	Raul J. Fernandez
Kenneth Kopelman	Kenneth B. Gilman	Kenneth B. Gilman*
Douglas Mack	Nancy J. Karch	Jan Singer
	Doreen A. Toben*	Doreen A. Toben

* Current Chair

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for making recommendations to the Board with respect to the nomination of qualified candidates to serve as Directors of the Company. In addition, it is responsible for Board Committee assignments and chair appointments, overseeing the annual performance evaluations of the Board, its Committees and senior management, and reviewing and advising the Board on issues of corporate governance (including the Company’s Corporate Governance Guidelines) and corporate and social responsibility. The Committee’s responsibilities are set forth in the Nominating and Governance Committee charter, which is available at www.katespadeandcompany.com under “Corporate Governance” in the Investor Relations section. A copy may also be obtained by sending a request, care of the Company’s Corporate Secretary, to 2 Park Avenue, New York, New York 10016. The Nominating and Governance Committee met four times during the 2016 fiscal year. The Board has determined that each of the Nominating and Governance Committee members is independent under the NYSE Corporate Governance Standards, as well as the Company’s Corporate Governance Guidelines.

Consideration of Director Nominees

Our Nominating and Governance Committee, composed entirely of independent Directors, is responsible for identifying and evaluating our nominees for Director. While the Board considers specific areas of expertise when identifying nominees, the Board seeks Board members with broad-based experiences, complementary skill sets and a number of areas of focus, who can make important contributions to the Board’s deliberations and decisions on a wide variety of strategic and operational challenges. Furthermore, although there is no formal policy concerning diversity considerations, the Nominating and Governance Committee does consider diversity with respect to viewpoint, skills and experience in determining the appropriate composition of the Board and identifying Director nominees. In addition, the Board is committed to maintaining the Company’s long-standing tradition of inclusion and diversity within the Board, following the Company’s policy of non-discrimination based on sex, sexual preference, race, religion or national origin.

Process for Identifying and Evaluating New Director Candidates

The Nominating and Governance Committee regularly assesses the appropriate size of the Board and mix of Directors and solicits ongoing input from the Board (including the Board Chair) with the goal of identifying and informally approaching possible Director candidates in advance of actual need.

When an expected or actual need for a new Director is identified, the Nominating and Governance Committee considers what qualities or skills would be most appropriate; this is informed by the then mix of talent and expertise of sitting Directors, developments (current and anticipated) in the Company’s business, the skill set embodied by a departing Director, and other factors. In considering candidates, the Board is committed to maintaining the Company’s tradition of inclusion and diversity within the Board. A set of search criteria, including those set forth under “Director Qualifications” below, is then developed by the Nominating and Governance Committee for discussion with the full Board. Once those search criteria are finalized, the Nominating and Governance Committee’s practice is to engage one or more independent search firms to identify appropriate candidates, the Committee having the sole authority to retain and terminate any such search firms and determine the fees and terms of engagement of any such firms. Current Directors may also identify, either directly or through their personal networks, potential candidates meeting one or more of the criteria. Potential candidates may also come to the Nominating and Governance Committee’s attention through shareholders and others. Once candidates who meet one or more of the search criteria are identified, the Nominating and Governance Committee evaluates and discusses the potential Director candidates with the full Board and arranges for meetings with appropriate candidates. The Nominating and Governance Committee discusses the results of these sessions and other background information and determines whether to make a recommendation to the full Board as to the candidate’s nomination. The full Board, after considering the recommendation and report of the Nominating and Governance Committee, then determines whether to extend the candidate an offer to join.

Director Qualifications

The Board requires that all Director nominees be able to fulfill a Director’s fiduciary duties in the best interests of the Company and all of its shareholders. In this connection, all nominees must meet the criteria listed in our Corporate Governance Guidelines under “Board Membership Criteria,” including:

•                  unquestioned integrity and strength of character;

•                  practical and mature judgment;

•                  substantial business experience with practical application to the Company’s needs;

•                  adequate time to devote to service on the Board;

•                  no conflicts of interest that would interfere with Board service; and

•                  a commitment to having a meaningful long-term equity ownership stake in the Company.

The Company also requires that:

•                  a substantial majority of Directors be independent;

•                  at least three of the independent Directors have the financial literacy necessary for service on the Audit Committee and that at least one of these Directors qualifies as an “audit committee financial expert”;

•                  some of the independent Directors have service as a senior executive of a public or substantial private company; and

•                  some of the independent Directors have an in-depth familiarity with the apparel and retail industries.

The current composition of our Board reflects these qualities and attributes and is characterized by a complementary combination of backgrounds, areas of expertise and skill sets.

Board Skills Aligned with Strategy

Our Board of Directors

Board Leadership

Strong leaders guide the Company through its evolution

Nancy J. Karch *Chairman, Joined 2000*	Craig A. Leavitt *CEO, Joined 2014*

Experienced Viewpoints	Fresh Perspectives
Key board members with deep knowledge of and experience with the Company's strategic transformation	New board members who contribute a diverse set of skills and ideas that align with the Company's evolving strategy
Lawrence S. Benjamin *Joined 2011*	Carsten Fischer *Joined 2016*
Doreen A. Toben *Joined 2009*	Jan Singer *Joined 2015*
Kenneth B. Gilman *Joined 2008*	Doug Mack *Joined 2014*
Raul J. Fernandez *Joined 2000*	Deborah Lloyd *Joined 2014*
Kenneth P. Kopelman *Joined 1996*	

Director Tenure & Gender Diversity

# of directors
5
2
3
3
3
3
1
2
< 3 years
4 - 10 years
> 10 years
Independent
Insider
Chairman

Female
36%
Male
64%

The Board is committed to ensuring its balance of skills and qualifications are aligned with the Company's evolving strategy

During our engagements last year, we told our shareholders that adding a director with international experience was a short-term priority for the Company and received their positive feedback.

In July 2016, following a thoughtful and deliberate director search process, we added:

Key Board Skills & Expertise

Retail & International	Operations & Business Transformations	Brand Management & Marketing
Executive Leadership	E-Commerce & Social Media	Creative Design & Product Development
Finance, Accounting & Strategic Planning	Technology & Information Systems	Legal & Corporate Governance

©2017 Kate Spade & Company. All Rights Reserved.

1

Process for Evaluating Incumbent Directors

As a general matter, the Nominating and Governance Committee is of the view that the continued service of qualified incumbents gives the Company the benefit of familiarity with and insight into the Company’s affairs that such Directors have accumulated during their tenure, while contributing to the Board’s ability to work as a collective body for the benefit of all of its shareholders. Accordingly, in selecting candidates for nomination at the Annual Meeting, the Committee begins by determining whether the incumbent Directors desire and are qualified to continue their service on the Board. The Committee reviews and evaluates each incumbent’s performance during her or his prior term. If the evaluation is favorable, the incumbent continues to satisfy the criteria for Board membership, and the Committee believes the incumbent will continue to make important contributions to the Board, the Committee will, absent special circumstances, nominate the incumbent for re-election as a Director.

Shareholder Nomination of Candidates for Election as Directors

The Nominating and Governance Committee will consider Director nominations submitted by shareholders that comply with the process for such nominations as set forth in the Company’s Certificate of Incorporation and By-laws. The Nominating and Governance Committee will evaluate these candidates in the same manner as candidates recommended by other persons, except that the Nominating and Governance Committee may consider, as one of the factors in its evaluation of shareholder-nominated candidates, the size and duration of the interest of the nominating shareholder or shareholder group in the equity of the Company. A shareholder wishing to nominate a candidate for election as Director without inclusion of the nomination in the Company’s proxy statement must submit written notice of the nomination to the Company’s Corporate Secretary, at the Company’s principal executive offices located at 2 Park Avenue, New York, New York 10016. In the case of an annual meeting of shareholders, such notice is required not less than 60 days and not more than 90 days prior to the first anniversary of the date of the prior year’s annual meeting of shareholders, subject to certain exceptions; and in the case of a special meeting of shareholders, (i) not less than the later of (x) 60 days prior to such special meeting and (y) 10 days following the day on which public announcement of such meeting is first made by the Company and (ii) not more than 90 days prior to such special meeting. Each such notice must include the name, age, business and residence address and principal occupation or employment of, and the number of shares of Common Stock beneficially owned by, each nominee, along with such information regarding the nominee as would be required to be disclosed in a proxy statement under SEC regulations, as well as the shareholder or group of shareholders making the nomination, information concerning any relationships between the nominating shareholder(s) and the nominee, the qualifications of the nominee to serve as a Director, and such other information required under the Company’s By-laws which can be found on the Company’s website at www.katespadeandcompany.com under “Corporate Governance” in the Investor Relations section. The notice from the nominating shareholder must also be accompanied by the consent of the nominee to serve if elected.

At the 2016 Annual Meeting, shareholders approved the amendment to the Company’s Certificate of Incorporation and the amendment and restatement of the Company’s By-laws to provide that a shareholder, or group of up to 20 shareholders, who maintained continuous ownership of at least 3% of our Common Stock for at least three years may nominate and include a specified number of Director nominees in our annual meeting proxy statement. The maximum number of shareholder-nominated candidates that may appear in our annual meeting proxy statement is the greater of two Director nominees and 20% of the number of Directors then serving on the Board of Directors.

Audit Committee

The Audit Committee is responsible for assisting the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices and financial statements of the Company, the independence, qualifications and performance of the Company’s independent registered public accounting firm, the Company’s compliance with legal and regulatory requirements, the performance of the Company’s internal audit function and any firm providing internal audit services. The Committee is directly responsible for the appointment, compensation, retention, termination and oversight of the independent registered public accounting firm and reviewing and approving in advance audit engagement fees and all permitted non-audit services and fees. Additionally, following the dissolution of the Finance Committee in 2014 and the amendments to the Audit Committee’s charter, the Audit Committee’s responsibilities also include advising the Board on a variety of corporate finance issues, including the Company’s policies regarding dividends, investments, issuances and purchases of securities, capital expenditures, and proposed acquisition and divestiture matters. The Audit Committee’s responsibilities are set forth in the Audit Committee charter, which is available at www.katespadeandcompany.com.com under “Corporate Governance” in the Investor Relations section. A copy may also be obtained by sending a request, care of the Company’s Corporate Secretary, to 2 Park Avenue, New York, New York 10016. The Audit Committee met nine times during the 2016 fiscal year.

The Board has determined that each of the Audit Committee members is “independent” under the applicable SEC regulations and the NYSE Corporate Governance Standards, as well as the Company’s Corporate Governance Guidelines. The Board has further determined that all members of the Audit Committee are “financially literate” under the NYSE Corporate Governance Standards and that Ms. Toben qualifies as an “audit committee financial expert” within the meaning of SEC regulations, with accounting and related financial management expertise within the meaning of the NYSE Corporate Governance Standards.

Compensation Committee

The Compensation Committee has overall responsibility for evaluating and approving the executive compensation and benefit plans, policies and programs of the Company. The Committee makes determinations on the Chief Executive Officer’s salary and bonus and approves salaries and bonuses for the other executive officers. The Committee also makes award decisions on equity-based compensation plans. The Compensation Committee also has responsibility for determining the independence of the Committee’s consultants and advisors, as well as the responsibility to monitor the Company’s compensation structure to ensure it does not lead to inappropriate risk-taking behavior. The Compensation Committee stays informed of current regulatory and legislative issues as well as executive compensation best practices and is committed to ensuring the Company’s compensation programs support its business plans and the interests of shareholders. The Committee’s responsibilities are set forth in the Compensation Committee charter, which is available at www.katespadeandcompany.com under “Corporate Governance” in the Investor Relations section. A copy may also be obtained by sending a request, care of the Company’s Corporate Secretary, to 2 Park Avenue, New York, New York 10016. The Compensation Committee met eight times during the 2016 fiscal year.

The Board has determined that each of the Compensation Committee members is independent under the NYSE Corporate Governance Standards, as well as the Company’s Corporate Governance Guidelines. All Compensation Committee determinations that are intended to comply with Section 162(m) of the Internal Revenue Code (“Section 162(m)”) are made by at least two Compensation Committee members who qualify as “outside directors” under Section 162(m).

The Compensation Committee has the sole authority to select, retain, and terminate compensation consultants as well as the sole authority to direct any compensation consultant’s work and approve fees.

In August 2015, the Compensation Committee selected and engaged Steven Hall & Partners, a third-party executive compensation consulting firm, to advise the Compensation Committee in connection with its review of executive and director compensation matters, including the level of total compensation packages provided to executive officers. The aggregate fees incurred related to Steven Hall and Partners for services were approximately $604,025 in 2016. The Compensation Committee has assessed the independence of its legal advisors and Steven Hall & Partners, and concluded that their work for the Compensation Committee does not raise any conflict of interest.

During 2016, the Compensation Committee directed the compensation consultants it engaged to provide the following services:

•                  Assessment of competitive pay levels for executive officers and the Board of Directors using survey and peer group proxy data sources;

•                  Review of the Company’s compensation peer group;

•                  Review of the competitive severance and change-in-control practices;

•                  Review of market trends in executive compensation, including pay mix, annual and long-term incentive plan design and other compensation-related governance practices;

•                  Review of regulatory requirements related to executive compensation;

•                  Advice and support in preparing for the Company’s advisory vote on executive compensation submitted at our 2016 Annual Meeting of Shareholders;

•                  Advice and support in preparing for and facilitating the Company’s shareholder outreach efforts;

•                  Assessment of shareholder advisory firms’ executive compensation policies and implications for Company practices;

•                  Advice and support to the Compensation Committee in its review of the Company’s Compensation Discussion and Analysis;

•                  Advice regarding appropriate design and metrics for annual and long-term incentive programs; and

•                  Advice and assistance to Company management, on the Committee’s behalf, in completing the compensation risk assessment process for 2016.

Board’s Role in Risk Oversight

Our Board has an active role in risk oversight of the Company. While Company management is charged with the day-to-day management of risks the Company faces, the Board, as a whole as well as through the Board Committees, is responsible for oversight of risk management. To this end, each of our Board Committees meets regularly with management and discusses the risks within its areas of responsibility and reports to the full Board at each regularly scheduled Board meeting. The Audit Committee has responsibility for oversight of financial reporting related risks, including those related to the Company’s accounting, auditing and financial reporting practices. The Audit Committee reviews an annual risk assessment report, prepared by the Company’s internal audit team, which identifies internal control risks and informs the internal audit plan for the next fiscal year. The Audit Committee also reviews reports of the anonymous calls made to the Company’s ethics “hotline,” and considers any material allegations and disciplinary actions brought to its attention as well as other reports of issues under the Company’s Code of Ethics and Business Practices, as defined in the “Additional Information” section. Additionally, the Audit Committee oversees corporate finance related risks and monitors the Company’s financial condition, capital structure and financing strategies, and makes recommendations for mitigating associated risks. The Audit Committee also oversees and discusses with management other significant business risks, including those related to data privacy and network security. The Compensation Committee oversees risks arising from the Company’s compensation policies and programs. The Compensation Committee has responsibility for evaluating and approving the executive compensation and benefit plans, policies and programs of the Company. The Nominating and Governance Committee oversees corporate governance risks, and oversees and advises the Board with respect to the Company’s positions and practices regarding significant issues of corporate and social responsibility.

Communications with the Board

Shareholders and other interested parties may communicate with the Board, the independent Directors as a group, any Board Committee or any individual member of the Board, including the Chair of the Nominating and Governance Committee, by either writing care of the Company’s Corporate Secretary at 2 Park Avenue, New York, New York 10016 or by emailing the Company’s Corporate Secretary at corporate.secretary@katespade.com. All communications will be reviewed by the Company’s Corporate Secretary, who will then forward such communications or a summary thereof to the appropriate Directors. Any communication related to accounting, internal controls or auditing matters will be brought promptly to the attention of the Chair of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors, executive officers, certain other officers, and persons owning more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership of such equity securities with the SEC and the NYSE. To the Company’s knowledge, based solely on the information furnished to the Company and written representations by such persons, all filing requirements under Section 16(a) have been complied with in a timely fashion.

Company Code of Ethics and Business Practices

The Company has established a Code of Ethics and Business Practices (“Code of Ethics and Business Practices”) which applies to all of its associates, including its Chief Executive Officer and Chief Financial Officer/Chief Accounting Officer, as well as to the Company’s Board of Directors and to temporary personnel. A copy of the Code of Ethics and Business Practices is available on the Company’s website at www.katespadeandcompany.com, under “Corporate Governance” in the Investor Relations section. A copy may also be obtained by sending a request care of the Company’s Corporate Secretary at 2 Park Avenue, New York, NY 10016. The Company will disclose on the Company’s website any amendment to, and any waiver of, the Code of Ethics and Business Practices with respect to the Company’s Directors or executive officers. The Company has established an Ethics and Business Practices Committee, consisting of the President and Chief Operating Officer, Chief Legal Officer and Chief Financial Officer/Chief Accounting Officer, with responsibility for administering the Code of Ethics and Business Practices.

Item 11.                                                  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the design and operation of the compensation program for our Named Executive Officers (“NEOs”). During 2016, our NEOs were the following individuals:

•                  Craig Leavitt, Chief Executive Officer;

•                  Deborah Lloyd, Chief Creative Officer;

•                  George Carrara, President & Chief Operating Officer;

•                  Thomas Linko, Senior Vice President, Chief Financial Officer; and

•                  Linda Yanussi, Senior Vice President, Global Operations and Chief Information Officer.

Overview

Kate Spade & Company is a global multichannel lifestyle brand that operates in four categories: Women’s, Men’s, Children’s and Home. We are a leader in the accessible luxury market, with success across multiple lifestyle categories. The kate spade new york collection includes handbags, small leather goods, jewelry and apparel, along with licensed products including footwear, fragrances, swimwear, watches, children’s wear, tech accessories, optics, tabletop products, legwear, fashion accessories, furniture, bedding, housewares, table linens, loungewear, pillows, lighting, activewear and stationery.

As illustrated in the charts below, we continued to experience strong financial results in 2016. Sales increased 13.7% from 2015 to 2016 coupled with substantial growth in Adjusted EBITDA over the same time period. Additionally, we experienced a modest increase in Total Shareholder Return for the one-year period.

Note: Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures. A complete definition of these terms and reconciliation to GAAP is provided in Appendix B.

(1)Net sales in 2015 exclude wind-down operations (Kate Spade Saturday, Jack Spade brick and mortar, Kate Spade Brazil, and brand exits in Adelington Design Group segment).

(2)Adjusted EBITDA and Adjusted EBITDA % in 2015 exclude wind-down operations.

The fundamental goal of our compensation program is to pay for performance-motivating executives to drive capital-efficient, profitable multi-year quantitative and qualitative growth that will create sustained long-term shareholder value.

Key Pillars of Our Compensation Philosophy Include:

Align the Interests of Executives and Shareholders

•                  Our Compensation Committee sets financial metrics in the annual and long-term incentive plans that comply with our rigorous performance standards and that will focus the executive team on the drivers of shareholder value and Company profitability and growth.

•                  A significant majority of the compensation opportunity at target is variable (83% for our CEO and 74% in the aggregate for our other four NEOs) as shown under the CEO and NEO Pay Mix illustrations on page 18.

•                  The Committee strives to select performance metrics that align the Company’s compensation program with relevant investor evaluation metrics and those key objectives that support executive focus on our critical business drivers.

•                  The Committee has established robust stock ownership guidelines for our executives, requiring the CEO to own 5x base salary and other NEOs to own 2x to 4x base salary.

Balance Compensation Over the Short and Long-Term

•                  Our compensation programs are balanced (short and long-term, cash and equity) and focused on appropriate performance metrics consistent with our financial operating plans and strategies, to encourage consistent superior performance over sustained periods of time.

Attract, Retain, and Reward Executives

•                  Talent is the critical component for our success, particularly in our industry, where fashion continually evolves, distribution and marketing channels and strategies are undergoing rapid change and we principally compete against much larger companies. To successfully achieve our goals in this environment requires unique creative talents combined with commercial and managerial capability. To date, we have been successful in attracting, retaining and developing the talent we need to achieve our goals. One of our primary compensation objectives is to ensure that our pay programs remain a critical competitive element in sustaining the Company’s ability to be an employer of choice and hopefully exceed our long-term growth plans.

Consider Risk

•                  The Committee believes our programs should encourage decision-making that drives growth while discouraging excessive risk taking. To that end, we require that a risk assessment of our compensation programs be conducted annually.

Shareholder Engagement and Compensation Changes

At our annual meeting last year, our Say-on-Pay proposal received more than 98% support. While we viewed this as positive recognition of recently adopted changes to our pay programs, we also recognized that there were additional opportunities to further strengthen the program and our performance focus. Accordingly, in keeping with the Committee’s regular and ongoing practice of evaluating our compensation program to proactively ensure that the program reflects the changing needs of the business, we have made several additional changes to our pay program for 2017.

The following is a summary of changes to our compensation program for 2015, 2016 and 2017.

Changes Made for 2015	Changes Made for 2016	Changes Made for 2017

•       Introduced enhanced financial performance metrics to Long-Term Incentive Program

•                  Added 3-year Cumulative Adjusted EBITDA and 3-year Average Cumulative Adjusted EBITDA Margin % as performance measures and changed relative TSR to serve as a modifier

•       Reduced the maximum payout in the PSU program

•                  Maximum payouts for surpassing Cumulative Adjusted EBITDA and Average Cumulative Adjusted EBITDA Margin% targets and achieving top quartile relative TSR performance set at 200% of target (versus 250% for the 2015 program)

• Changed PSU performance metric to 100% relative performance versus a Peer Index • Based on relative TSR performance over a 3-year period

•       Re-weighted long-term incentive pay mix

•                  Re-weighted mix to include 60% performance based PSUs, 20% stock options and 20% MSUs, to enhance alignment of executive compensation with critical business objectives and TSR

	• Discontinued MSUs and options • Amended the long-term incentive pay mix to consist of 60% PSUs and 40% time—vested RSUs	• Re-weighted long-term incentive pay mix • Re-weighted long-term incentive pay mix to consist of 50% PSUs based on relative TSR and 50% time-vested RSUs
• Modified Annual Cash Incentive Plan • Eliminated Free Cash Flow as a performance measure and tied payout solely to Adjusted Operating Income	• Added an asymmetrical TSR modifier in the PSU program • Downward adjustments for bottom quartile performance to be greater than upward adjustments for top quartile performance	• Modified Annual Cash Incentive Plan • Changed performance metric to Adjusted EBITDA
• Enhanced disclosure
• Revised pay positioning philosophy • Targeted market median instead of 75th percentile
• Modified pay comparator group • New group to consist of 10 companies sized more narrowly around our annual revenue

Operational and Financial Performance Highlights

In 2016, we delivered strong operational and financial results, including a substantial Adjusted EBITDA increase over 2015 (28.7%), continued sales growth, substantial increase in Operating Income as well as significant growth in direct-to-consumer sales and in our International segment. Net cash provided by operating activities of our continuing operations was $247.3 million in 2016 compared to $120.5 million in 2015 or a $126.8 million year-over-year increase which allowed us to increase our net cash position in 2016 by $184.0 million.

Although we experienced substantial growth in 2016, we did not meet our planned annual targets and therefore, consistent with our pay-for-performance philosophy, actual annual incentive payouts for our Named Executive Officers declined in 2016.

Note: Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP measures. A complete definition of these terms and reconciliation to GAAP is provided in Appendix B.

(1)Adjusted EBITDA and Adjusted EBITDA % in 2015 exclude wind-down operations.

We experienced a modest increase in our stock price during 2016 amidst considerable industry volatility. The consumer retail sector, and many of our direct peers, have recently suffered significant P/E multiple compression. Despite these challenges, we remain the leader among all, but two, of our primary peers in share price gains.

Strategic Priorities and Key Accomplishments in 2016

Strategic Priorities
Category Expansion:	• Expanding product categories within our existing network as well as new channels • Entering into local licenses to meet customer needs in Japan
Geographic Expansion:

•                  Accelerating growth through existing joint ventures in China, Hong Kong, Macau, and Taiwan

•                  Expanding geographic presence in selected geographies through a partnered approach

•                  Continuing international E-Commerce expansion

Building Brand Equity and Protecting Quality of Sale:

•                  Continuing moderation of promotions across channels and increased marketing that leverages customer relationship management (CRM)

•                  Enhancing the customer experience through “Story Telling” and the “Guest Journey” initiative in our retail stores

Key Financial Accomplishments
• 13.7% increase in Net Sales(1)	• 9.1% direct-to-consumer comparable sales growth
• 15% growth in our International Segment(1)	• Increase in Adjusted EBITDA to $261.1 million representing a 28.7% increase over 2015
• Increase in Adjusted EBITDA Margin of 220 basis points(2)	• Total net cash increased by $184.0 million
• Strong improvement in growth in our E-Commerce business	• Increase of 177% in Operating Income over 2015

(1)             Net sales in 2015 exclude wind-down operations.

(2)             2015 Adjusted EBITDA Margin excludes the results of wind-down operations.

2016 Compensation Program Overview

The table below summarizes our executive compensation program for 2016.

CEO and NEO Pay Mix for 2016

Our Compensation Program Reflects Governance Best Practices

What We Do	What We Don’t Do
• Align executive compensation with performance, including link to shareholder returns through long-term incentives	• Permit hedging or pledging of Company stock
• Cap individual payouts under all incentive plans	• Reprice underwater options
• Establish rigorous performance goals	• Provide excise tax gross-ups
• Set robust stock ownership guidelines (5x base salary for CEO)	• Provide gross-ups for perquisites
• Require “double trigger” change-in-control provisions	• Provide excessive perquisites
• Require CEO and Chief Creative Officer to retain shares past retirement*
• Have a clawback program
• Retain an independent compensation consultant
• Seek shareholder feedback and endeavor to make changes in response
• Require that a risk assessment of our compensation programs is conducted periodically by our independent compensation consultant

* Upon resignation without “good reason” or retirement, CEO and Chief Creative Officer are required to retain the number of shares that they hold as of their employment termination date for at least six months to comply with their stock ownership requirement. See the description of the CEO’s and Chief Creative Officer’s employment agreements in the section titled “Agreements with the Named Executive Officers” for additional details.

Executive Compensation Program Elements

The fundamental goal of our compensation program is to pay for performance — motivating executives to drive capital efficient profitable multi-year quantitative and qualitative growth that will create shareholder value over time.

Based on extensive shareholder engagement, we have responded to issues raised with regard to our compensation program. Beginning in 2015 and through 2016, we have made meaningful modifications to our long term incentive plan to strengthen the alignment between the interests of shareholders and executives. This has resulted in modifications to the metrics and vehicles used, maximum payouts and increased downside risk related to our relative TSR performance.

The primary elements of our 2016 compensation program were base salary, annual incentives and long-term incentives (PSUs for 60%, and RSUs for 40%).

The elements of our 2016 executive compensation program are summarized in the table on page 19 above, and are described in detail below.

Base Salary

Base salaries for our NEOs are determined by our Compensation Committee after consideration of a variety of factors including (1) scope and complexity of the role; (2) experience; (3) performance of the individual; and (4) comparisons to the external market and internal management team.

Occasionally adjustments are made, at the Committee’s discretion, when the Committee believes that an executive’s salary is not reflective of the appropriate relative positioning when compared to either internal or external reference points, or when a promotion or other change in responsibilities or contribution warrants adjustment.

Base salaries and target annual incentive percents (as a percentage of base salary) for the NEOs from 2014 to 2016 are shown below. For the last three years (2014 to 2016), the Committee has not increased the base salaries or target annual incentives of the CEO, Chief Creative Officer and COO. As discussed above, the Committee regularly reviews the compensation program to ensure that it is aligned with our overall business plan as well as with shareholder interests. We are keenly aware of the competitive market and believe our executives are positioned appropriately vis-à-vis the market at this time. Any future adjustments will be considered as warranted for the reasons mentioned above.

Named Executive	Base Salary			Target Annual Incentives
Officer	2016	2015	2014	2016	2015	2014
C. Leavitt	$1,500,000	$1,500,000	$1,500,000	150%	150%	150%
D. Lloyd	$1,900,000	$1,900,000	$1,900,000	175%	175%	175%
G. Carrara	$750,000	$750,000	$750,000	100%	100%	100%
T. Linko	$435,000	$395,000	$380,000	50%	50%	50%
L. Yanussi	$445,000	$410,000	$395,000	50%	50%	50%

Annual Cash Incentive Plan

Annual cash payments are made under our Annual Incentive Plan (“AIP”) to our NEOs and other corporate associates each March for performance in the previous fiscal year. Our annual incentive program is designed to motivate and reward executives for achievement of short-term annual objectives believed by the Compensation Committee to be critical drivers of sustainable stock price growth over the long-term.

Annual Incentive Plan Performance Metric and Target Setting Process

In 2016, we tied 100% of the annual incentive opportunity to Adjusted Operating Income. The Compensation Committee selected this metric because it is a critical driver of our performance and sustainable shareholder returns over the long-term while serving as an appropriate measure in a short-term program. In light of shareholders’ continuing focus on Adjusted EBITDA, the Committee, for 2017, has tied 100% of the annual incentive opportunity to Adjusted EBITDA which the Committee believes similarly drives performance over both the short- and the long-term and is of meaningful importance to investors.

The Committee selects threshold, target and maximum performance goals for the Annual Incentive Plan. This performance range reflects the Committee’s commitment to setting rigorous goals that reflect expected performance and support our long-term plan. At the same time, while the maximum performance goal was determined by the Committee to be challenging, it was also judged to be appropriate within the context of the Company’s overall plan and not reasonably likely to encourage inappropriate or excessive risk-taking.

In 2016, Adjusted Operating Income increased to $202.8 million, or 33.6% compared to $151.8 million in 2015, which resulted in an annual cash incentive payout at 51.1% of target, demonstrating the rigor of our performance standards.

2016 Annual Incentive Plan (AIP)

	Threshold	Target	Maximum	Actual
Metric (Adjusted Operating Income ($M))	$182.9	$218.1	$253.4	$202.8
AIP Payout (% of Target)	0%	100%	200%	51.1%

Annual Incentive Plan Targets and Payouts

Annual incentive targets as well as actual incentive plan payouts for fiscal 2016 performance are provided in the chart below.

Named Executive		Annual Incentive Target			Total Annual Incentive
Officer	Base Salary	% Base Salary	$ Value	Payout as % of Target	Plan Payout
C. Leavitt	$1,500,000	150%	$2,250,000	51.1%	$1,149,750
D. Lloyd	$1,900,000	175%	$3,325,000	51.1%	$1,699,075
G. Carrara	$750,000	100%	$750,000	51.1%	$383,250
T. Linko	$435,000	50%	$217,500	51.1%	$111,143
L. Yanussi	$445,000	50%	$222,500	51.1%	$113,698

Long-Term Incentive Program

The Company annually grants long-term incentive (“LTI”) awards as part of our ongoing compensation program. Our long-term incentive program is designed to motivate and reward executives when:

•                  We meet and/or exceed rigorous financial goals

•                  The Company’s TSR keeps pace with or exceeds a broader market index

•                  Shareholders realize gains

The Majority of Our Long-Term Incentive Pay Vests Based on Performance

In 2016, our long-term incentive program reflected a mix of PSUs (60%) and time-vested RSUs (40%), providing clarity of focus on strategic long-term financial performance.

The Compensation Committee believes that the focus on long-term incentives generally, and the significant weighting applied to PSUs in particular, provide strong alignment between executive pay and the interests of shareholders.

2016 Long-Term Incentive Targets for Our NEOs

For the last three years (2014 to 2016), the Committee has not increased the target long-term incentives of the CEO, Chief Creative Officer and COO.

	Total Target Long-Term Incentive Opportunity ($M)*
Named Executive Officer	PSUs	RSUs
C. Leavitt	$3,000,000	$2,000,000
D. Lloyd	$1,965,000	$1,310,000
G. Carrara	$900,000	$600,000
T. Linko	$210,000	$140,000
L. Yanussi	$210,000	$140,000

*All target long-term incentive values approved by the Compensation Committee are converted to shares or units using the average closing price of the Company’s common stock over the prior consecutive 40 trading days through the date of grant.

Performance-Based Stock Units (PSUs)

Our 2016 PSU awards will be earned based upon the achievement of rigorous financial performance goals with respect to Cumulative Adjusted EBITDA and Average Cumulative EBITDA Margin % over the three year period 2016 to 2018. After the awards have been earned, the payout amounts will be further adjusted to reflect our TSR performance relative to that of other companies in the S&P MidCap 400 (the “Index TSR”).

Below is the calculation to be used to determine PSU payouts for the 2016 to 2018 performance cycle:

* In 2015, the number of performance shares which could be earned ranged from 0 to 200% of target; in 2016, the number of performance shares which can be earned range from 0 to 160%.

** The relative TSR modifier decreases shares earned by —33% for bottom quartile relative TSR performance, while only increasing shares earned by +25% for top quartile relative TSR Performance.

When selecting the three-year performance targets for the 2016 PSUs, the Compensation Committee considered, among other metrics, the Company’s 2016 budget and 2016 to 2018 long-range plan.

The table below summarizes TSR impact on 2016 Long Term Incentive Program PSU payouts:

Restricted Stock Units (RSUs)

Beginning in 2016, we have incorporated time-vested restricted stock units (RSUs) into our long-term incentive program to promote a clear alignment between the interests of our executives and those of our shareholders. For 2016, PSUs continued to constitute 60% of the long-term awards, with 40% delivered in RSUs. The RSU awards will vest in two equal tranches on each of the second and third anniversaries of the date of grant.

For 2017, we revised the mix of long-term incentive compensation to be comprised 50% in the form of RSUs and 50% in the form of PSUs. The PSU award will be earned based upon the achievement of TSR performance relative to the group of global luxury peers comprising the “BL Global Luxury Goods Competitive Peers” index. The Compensation Committee believes that TSR performance relative to the Company’s luxury peers best encourages management to focus on overall Company performance and long-term shareholder value creation (over the three years, 2017 to 2019 inclusive) and provides a proper balance to internally focused operating metrics.

In selecting the “BL Global Luxury Goods Competitive Peers” index, the Committee considered various criteria including:

•                  The importance of measuring against other companies that compete in the luxury and  near-luxury space;

•                  The relevance of the companies in the index to the Company’s business

•                  The number of companies comprising the index.

The Committee concluded, after examining independently published indices which include the Company, that the use of the “BL Global Luxury Goods Competitive Peers” index best matches these criteria.

Potential PSU payouts under the TSR relative performance plan will range from zero to 200% of the target number of shares depending upon the percentile ranking of the Company’s TSR compared to that of each company in the index as follows:

Company’s TSR	Payout as a Percentage of Target
80th percentile or above	200%
50th percentile or median	100% or target
30th percentile	35%
Below 30th percentile	zero

If the Company’s TSR for the three-year performance period 2017-2019 inclusive is below the 30th percentile, no portion of the PSUs will be earned. Percentile performance levels (and payouts) that fall between the 30th and 80th percentiles will be interpolated on a straight-line basis. Lastly, if the Company’s TSR is negative over the three-year performance period regardless of the Company’s percentile ranking relative to the peers in the index, the maximum payout cannot exceed 100% of target.

We believe that the mix and the payment vehicles are appropriate, communicates the Committee’s desire to pay for performance, aligns the interests of our executives and our shareholders and will ultimately drive shareholder value creation.

Our Compensation Program is Heavily Weighted Towards Variable Incentive Pay

As presented previously, the charts below demonstrate the emphasis placed on variable pay versus fixed compensation.

Other Elements of Our Compensation Program

Perquisites and Executive Benefits

We offer our NEOs a total compensation package that emphasizes long-term contribution and stability rather than extra benefits, particularly benefits not available to a broader employee population.

Our NEOs receive the same medical, dental, vision, employee discount and 401(k) benefits as the broader associate population. The perquisites provided to our NEOs are available to other executives in the Company and include an Executive Life Insurance Program providing coverage equal to two times annual base salary, clothing allowance, financial counseling and for certain executives, unlimited use of a car service for business purposes only.

Employment and Severance Agreements

In January 2014, the Company entered into employment agreements with Mr. Leavitt and Ms. Lloyd in connection with their transition to Chief Executive Officer and Chief Creative Officer, respectively. Additionally, the Company has entered into Executive Severance Agreements with each of the NEOs. These agreements are described in more detail below under the “Agreements with the Named Executive Officers” section.

Compensation Process

Our Philosophy Regarding Competitive Pay Positioning

The Compensation Committee does not use competitive market data as the sole determinant of executive pay, but rather uses this data as one of several reference points considered when evaluating the appropriateness of target pay levels for the management team. Other important considerations include each executive’s particular experience, unique and critical skills, scope of responsibilities, proven performance, succession management and retention considerations, and the need to recruit new executives. Additionally, the Committee considers pay in the context of the complex dynamics of the Company’s business, including:

•                  Planned growth trajectory of the Company

•                  Highly competitive luxury retail market

•                  Limited pool of world class creative talent among luxury competitors

•                  Need for talent capable of continually evolving brands and engaging customers while staying true to our unique aesthetic and brand voice

•                  Need for talent with the skills and breadth required to conceptualize and realize new lifestyle offerings consistent with our brand before sales for those offerings have materialized

As an initial starting point, the Compensation Committee considers the median of the competitive market when making determinations regarding pay levels for individual executives, with adjustments made, either up or down, to reflect the additional factors described above.

The Compensation Committee does not have specific benchmarking targets for individual pay elements, but rather determines pay mix on an individual basis. Each individual’s pay mix is reflective of the competitive market for that position, as well as the Committee’s judgment of the mix most appropriate to retain and motivate that executive to achieve the strategic objectives of the Company.

Our Sources for Competitive Market Data

Unlike many companies, our most meaningful talent competitors are larger than the Company on a sales and market capitalization basis. Companies in the luxury retail market are unique in that the size of the company rarely correlates to the true power and desirability of the brand. For example, leaders in our industry are often attracted to the opportunity to work for a particular brand, rather than a particular company. Additionally, launching new products or brands in our space requires individuals with the talent and skills required to conceptualize and bring to market a fully realized offering, consistent with the global brand, regardless of whether sales are initially $1 or $100 million; it is quite difficult and risky to seek to “upgrade” talent as the product or brand awareness and corresponding sales grow.

Our business is growing, and we need an executive team capable of understanding and embracing who we are as a brand and effectively managing our business for the long-term benefit of our shareholders. For this reason, the companies from whom we recruit talent, and the companies to which we believe we are most vulnerable to lose talent, are not necessarily constrained by the typical .5x to 2x revenue rule of thumb used by many companies to develop a comparator group for purposes of assessing compensation levels and practices. The Compensation Committee has had extensive conversations with shareholders about these challenges, and continually reviews the set of comparators to ensure that we remain mindful of the views of our shareholders while also ensuring that we can effectively recruit, motivate and retain the talent we need to successfully manage our business.

Our comparator groups are comprised of companies that are of similar size and in similar industries with a particular focus on companies that share other characteristics with us, including:

•                  Similar or related products;

•                  Companies on our non-compete list;

•                  Companies with meaningful e-commerce channels;

•                  Companies with meaningful international sales; and

•                  High growth companies.

In addition to our Primary Peer Group, the Compensation Committee also referenced a Secondary Peer Group. The Secondary Peers, although much larger than the Company, represent key sources and possible destinations for executive talent and are some of our most direct business competitors and for this reason represented a critical point of reference for Mr. Leavitt and Ms. Lloyd. This group serves as a secondary reference point for the Compensation Committee.

In 2016, as part of its annual review of compensation-related matters, the Compensation Committee again reviewed the constituents of the Primary and Secondary Peer Groups. Following this review, the Compensation Committee reaffirmed both the Primary and Secondary Peer Groups. As in 2015, the companies that comprise the Primary Peer Group were size-appropriate. The current approved groups consist of the following companies:

Current Primary Peer Group
Columbia Sportswear Company	Guess?, Inc.	Steve Madden, Ltd.
Express, Inc.	J. Crew Group Inc.	Tumi Holdings, Inc.
G-III Apparel Group, Ltd.	Lululemon Athletica, Inc.	Vera Bradley, Inc.
Vince Holdings, Inc.
Secondary Peer Group
Abercrombie & Fitch	Coach, Inc.	Ralph Lauren Corp
Burberry Group Plc.	Michael Kors Holdings Ltd.	Urban Outfitters, Inc.
Under Armour, Inc.

Participants in the Process

The Role of the Compensation Committee and its Independent Consultant

Our executive compensation programs, policies and plans are evaluated and approved by the Compensation Committee. As part of the annual compensation approval process, the Compensation Committee considers the advice of management, as well as that of its independent compensation consultants. In 2016, our independent compensation consultant was Steven Hall & Partners.

For additional information regarding the role of the Compensation Committee and services provided by its independent compensation consultants in 2016, please see the section entitled “Compensation Committee” on page 11.

The Role of Management

Our management develops proposals and recommendations regarding pay changes, awards, plan design, appropriate performance metrics and targets for our annual and long-term incentive compensation programs for the Compensation Committee’s consideration and approval. Our management is also responsible for responding to any Compensation Committee requests for information, analysis, or perspective as it relates to topics that may arise during the course of the year. No executive officer is involved in the determination of his or her own compensation.

Our Compensation Governance Policies

Stock Ownership Guidelines and Retention Policies

In order to further align the interests of our executives with those of our shareholders, the Compensation Committee has adopted executive stock ownership guidelines. These guidelines apply to the NEOs as well as other executive officers in the Company. Individuals are required to hold a number of shares of Company Common Stock having a value established as a multiple of base salary. The multiples of base salary for the NEOs are:

•                  Five times for the Chief Executive Officer

•                  Four times for the Chief Creative Officer

•                  Two times for the other NEOs

Until the applicable multiple of salary requirement is met, the guidelines require the executive to retain 75% of the net, after-tax shares received from any long-term incentive awards. The Company’s objective is to have executives reach their guideline within five years, provided that in the event of a promotion which results in an increase in the number of shares required to be held, the individual is provided five years to meet the new requirements, starting from the promotion date.

In addition, Mr. Leavitt and Ms. Lloyd, upon their resignation of employment from the Company without Good Reason or due to retirement, are contractually obligated to retain the number of Company shares that they hold as of the date of employment termination for at least six months to comply with their stock ownership requirement. Beginning on the six-month anniversary of their separation date, they may sell 50% of those shares and the remainder may be sold beginning on the one-year anniversary of their separation date.

Ownership holdings were most recently reassessed in February 2017. All NEOs are currently in compliance with our guidelines.

Hedging and Pledging Policy

The Company prohibits executives and members of the Board from hedging or pledging the economic risk of their ownership of Company securities, which includes entering into any derivative transaction on Company stock (e.g., any short-sale, forward, option, collar).

Clawback Policy

The Company maintains a formal policy on the adjustment or recovery of any awards made under our 162(m) plan in connection with a restatement or adjustment of financial statements, or an error in calculating performance achieved that would otherwise have resulted in a change to the size of an award or payment. To the extent necessary, the Company’s policy for the adjustment or recovery of awards will be revised to comply with changes to legislative requirements.

While the Company has not experienced any clawback situations or occasions that would result in a reduction in the size of the award or payment, the plan allows the Compensation Committee to assess the circumstances relating to adjustments or changes in performance and take such legally permissible actions as it believes to be appropriate to correct award sizes.

Compensation Risk Assessment

In 2016, the Company and the Compensation Committee engaged in a formal risk assessment process with the assistance of the Compensation Committee’s independent compensation consultant. This process included a full inventory of incentive plans, a review of potential risks and factors mitigating such risks, as well as a review of the enterprise risks associated with the Company’s compensation practices and programs. We have concluded that our compensation policies and practices have counterbalances that mitigate risks and do not create risks that are reasonably likely to have a material adverse effect on the Company.

Formal Equity Grant Policy

The Company has adopted a formal equity grant policy. All equity grants are approved at Compensation Committee meetings (and documented in the minutes of such meetings) or, within certain limitations, approved by delegation to the Chairman of the Compensation Committee.

The grant date for awards is the first trading day of the month following the approval of the award by the Compensation Committee (or, for new hires, the hire date except that if the hire date is a not a trading day then the grant date is the next trading day after the hire date), unless, in any event, such trading day is within two business days of an earnings release in which event the grant date is the first business day after the earnings release. For option awards, the exercise price equals the closing stock price on the date of grant.

All grants to NEOs in 2016 complied with the Company’s equity grant policy.

Tax and Accounting Considerations

Tax Considerations

The Compensation Committee attempts to structure compensation for executive officers that is tax deductible to the Company to the extent feasible and takes the tax deductibility of compensation into account when making compensation decisions.

When it reviews compensation matters, the Compensation Committee considers the anticipated tax and accounting treatment of various payments and benefits to the Company and, when relevant, to the executive. Section 162(m) limits to $1 million the annual tax deduction for compensation paid to each of the chief executive officer and the three other highest paid executive officers employed at the end of the year (other than the chief financial officer). However, compensation that does not exceed $1 million during any fiscal year or that qualifies as “performance-based compensation” (as defined in Section 162(m)) is deductible. The Compensation Committee considers these requirements when designing compensation programs for named executive officers. Although the Company has plans that permit the award of deductible compensation under Section 162(m), the Compensation Committee does not necessarily limit executive compensation to the amount deductible under that provision. Rather, it considers the available alternatives and acts to preserve the deductibility of compensation to the extent reasonably practicable and consistent with its other compensation objectives. Although most of the Company’s plans are designed to qualify for deductibility under Section 162(m), in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for the named executive officers or for other reasons.

The Compensation Committee took into account that the following compensation may not be fully deductible when paid:

•                  Mr. Leavitt’s and Ms. Lloyd’s base salaries over $1 million; and

•                  Certain payments in the event of a change-in-control.

The vesting of the Company’s stock awards is currently structured to accelerate in the event of a change-in-control and qualifying termination of employment. This “double-trigger” acceleration could contribute to potential excess parachute payments.

Each year the Committee establishes threshold performance goals for preserving the tax deductibility of awards paid to the NEOs subject to Section 162(m) of the Internal Revenue Code. For fiscal year 2016, the threshold performance goals were set at the achievement of Adjusted Operating Income of at least $20 million. If the threshold performance goals were not met, no awards would be earned; and if the threshold goals were met, then the awards would be earned to the extent that the remaining performance metrics were achieved. The Adjusted Operating Income threshold goal was achieved in fiscal year 2016.

Accounting Considerations

Stock options, restricted stock, and performance shares are accounted for based on their grant date fair value, as determined under FASB ASC Topic 718 (see Note 1 “Basis of Presentation and Significant Accounting Policies — Share Based Compensation” and Note 14 “Share-Based Compensation” in the Notes to Consolidated Financial Statements included in the Original 10-K). Because the performance shares include financial performance conditions, the compensation cost of the awards will be reversed if the performance conditions are not met or the employee does not remain employed by the Company throughout the performance period.

Director Compensation

Directors, other than Directors who are Company employees, are compensated for their services. During 2016, independent Directors received the following compensation:

•                  Annual Retainers:

•                  $150,000 for serving as a Director, with approximately $100,000 payable in the form of Common Stock (the “Annual Stock Retainer”), subject to transfer restrictions discussed below; new Directors receive a pro-rata grant of the Annual Stock Retainer upon election and a pro-rata portion of the cash retainer, based on the number of whole and partial fiscal quarters remaining during the fiscal year of their election;

•                  In addition, $100,000 for the non-executive Board Chair for serving as such, with approximately $50,000 payable in the form of Common Stock, subject to the same transfer restrictions as the Annual Stock Retainer discussed below;

•                  $10,000 for the Chair of the Nominating and Governance Committee for serving as such; and

•                  $20,000 for the Chairs of each of the Audit Committee and Compensation Committee for serving as such.

•                  $1,000 for each Board meeting or Committee meeting attended;

•                  A $6,000 allowance for the purchase of Company products (based on prices which are net of the usual Company employee discount); and

•                  Reimbursement for out-of-pocket travel expenses incurred in connection with attendance at Board meetings and Committee meetings.

The following table sets forth information concerning Director compensation earned by independent Directors for the 2016 fiscal year:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Lawrence S. Benjamin	83,005	99,995	1,977	184,977
Raul J. Fernandez	78,005	99,995	2,512	180,512
Carsten Fischer	36,275	50,549	2,514	89,338
Kenneth B. Gilman	98,005	99,995	600	198,600
Nancy J. Karch	124,007	149,993	2,481	276,481
Kenneth P. Kopelman	65,005	99,995	522	165,522
Douglas Mack	64,005	99,995	2,407	166,407
Jan Signer	69,005	99,995	2,503	171,503
Doreen A. Toben	98,005	99,995	2,474	200,474

(1)         The amount indicated includes the applicable annual cash retainer (inclusive of all applicable annual cash retainers for serving as a Committee Chair) as well as all applicable Board meeting and Committee meeting fees.

(2)         The amount indicated reflects the Annual Stock Retainer grant of 9,063 shares of Common Stock, granted on January 11, 2016, to Nancy Karch, the non-executive Board Chair; the Annual Stock Retainer grant of 6,042 shares of Common Stock, granted on January 11, 2016, to each of the other Directors except for Mr. Fischer and a pro-rated Annual Stock Retainer grant of 2,402 shares of Common Stock, granted on July 1, 2016, to Mr. Fischer. The amounts indicated represent the dollar amount recognized by the Company for financial statement reporting purposes with respect to the 2016 fiscal year for the fair value of stock under Statement of Financial Accounting Standards Board ASC Topic 718, “Compensation — Stock Compensation.” See Note 1 “Basis of Presentation and Significant Accounting Policies — Share Based Compensation” and Note 14 “Share Based Compensation” in the Notes to the Company’s audited financial statements for the fiscal year ended December 31, 2016, included in our Original 10-K filed with the SEC on February 23, 2017.

(3)         Each Director is provided a $6,000 allowance for the purchase of Company products (based on prices which are net of the usual discount available to all Company employees for the purchase of Company products). The amounts listed above equal the taxable amount attributable to the actual allowance utilized, as applicable.

The Company’s Outside Directors’ Deferral Plan (the “Outside Directors’ Deferral Plan”) enables each independent Director to elect, prior to any calendar year, to defer cash and/or Common Stock fees otherwise payable in that year. Deferred cash fees are deemed invested in phantom shares of Common Stock or credited with imputed interest at the prime rate plus 1%, whichever the Director specifies at the time of election. Deferred Common Stock fees are deemed invested in phantom shares of Common Stock, with dividends deemed reinvested in additional phantom shares. Upon a lapse of the deferral, payment is made in the form specified by the Director at the time of the deferral election.

The Company does not provide any retirement benefits to Directors.

The Company’s Corporate Governance Guidelines set out the Board’s expectation that each Director will accumulate over time a holding of shares of Common Stock having a value equal to three times the value of the Annual Stock Retainer. In addition, notwithstanding a Director having met such shareholding guideline, Annual Stock Retainer shares are (subject to an exception for sales made to pay taxes due on the receipt of such shares) non-transferable until the first anniversary of grant, with 25% becoming transferable on each of the first and second anniversaries of the grant date, and the remaining 50% becoming transferable on the third anniversary of the grant date. Any remaining transfer restrictions lapse one year after Board service ends, or immediately upon death.

Executive Compensation

Summary Compensation

The following table sets forth information concerning the compensation for services in all capacities of the Company’s Named Executive Officers for the 2016 fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Earnings ($)	All Other Compensation ($)(2)	Total ($)
Craig Leavitt, PEO,	2016	1,500,000	—	7,077,249	—	1,149,750	—	95,514	9,822,513
Chief Executive	2015	1,500,000	—	5,280,905	1,118,781	2,385,000	—	72,467	10,357,154
Officer(1)	2014	1,402,644	1,625,000	20,763,090	—	2,250,000	—	138,845	26,179,579

George Carrara,	2016	750,000	—	2,123,199	—	383,250	—	6,762	3,263,211
President & Chief	2015	750,000	600,000	1,584,261	335,667	795,000	—	2,336	4,067,264
Operating Officer	2014	727,716	600,000	7,569,866	—	750,000	—	1,335	9,648,936

Deborah Lloyd	2016	1,900,000	—	4,635,633	—	1,699,075	—	82,154	8,316,862
Chief Creative	2015	1,900,000	—	3,458,980	732,797	3,524,500	—	63,154	9,679,729
Officer	2014	1,752,048	1,625,000	18,129,760	—	3,325,000	—	134,685	24,966,493

Thomas Linko,	2016	420,813	—	495,447	—	111,143	—	24,576	1,051,978
PFO, Chief	2015	391,875	185,400	369,670	78,344	209,350	—	18,112	1,252,751
Financial Officer	2014	374,759	185,400	1,868,921	—	190,000	—	15,861	2,634,941

Linda Yanussi, SVP,	2016	432,979	—	495,447	—	113,698	—	18,176	1,060,299
Global Operations	2015	406,875	177,500	369,670	78,344	217,300	—	20,519	1,270,208
and Chief
Information Officer	2014	390,126	177,500	2,167,725	—	197,500	—	27,616	2,960,467

(1)         All awards shown at grant date fair value in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718 Compensation — Stock Compensation (ASC 718). Includes annual awards of MSUs, PSUs and Stock Options. See Note 1 “Basis of Presentation and Significant Accounting Policies — Share-Based Compensation” and Note 14 “Share-Based Compensation” in the Notes to the Company’s audited financial statements for the fiscal year ended December 31, 2016, included in our Original 10-K filed with the SEC on February 23, 2017.

(2)         All Other Compensation has been further detailed in the additional table below.

	Savings Plan Matching	Financial Counseling Fees (a)	Product Incentive (b)	Car Allowance	Taxable Gift (c)	Taxable Benefit (d)	Taxable Gross Up (e)	Executive Life	Supplemental Life	Total
Craig Leavitt	7,125	12,800	2,549	20,000	—	8,460	10,689	33,892	—	95,514
George Carrara	—	3,200	3,149	—	413	—	—	—	—	6,762
Deborah Lloyd	4,388	12,800	—	20,000	500	8,167	10,319	25,980	—	82,154
Thomas Linko	6,786	9,600	1,482	3,125	413	798	468	1,904	—	24,576
Linda Yanussi	7,950	—	1,521	—	413	2,022	1,112	4,724	434	18,176

(a)         The amount indicated represents the cost to the Company for financial advisory services provided to the executive by a third-party financial consultant.

(b)   The amount indicated equals the taxable amount attributable to the actual product incentive utilized (based on prices which are net of the usual discount offered to all Company employees for the purchase of Company products).

(c)   The amount reported reflects the value of holiday gifts purchased by the Company for the executive in conjunction with a Company-sponsored celebration. The amount reflects the full market value paid by the Company for each item, which has been included in the executives’ taxable income.

(d)   The amount reported reflects tax payments made to the IRS on behalf of the executive for the value of company paid executive life premiums not included in executive’s gross wages from April 2013 through September 2015.

(e)   The amount reported reflects income taxes paid by the Company to cover the executive’s tax obligation due in 2016 resulting from the amount listed under “Taxable Benefit”.

Grant of Plan-Based Awards Table

	Committee			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Equity Incentive Plan Awards(b)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option		Grant Date Fair Value for Stock
Name	Approval Date	Grant Date	Description	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Options (#)	Awards ($/Sh)	Option Valuation	and Options Awards
Craig Leavitt			Annual Incentive Plan (AIP)	0	2,250,000	4,500,000
	2/23/2016	3/3/2016	Performance Share Units				0	171,072	342,144				4,446,161
	2/23/2016	3/3/2016	Restricted Stock Units					114,048					2,631,087
George Carrara			Annual Incentive Plan (AIP)	0	750,000	1,500,000
	2/23/2016	3/3/2016	Performance Share Units				0	51,322	102,644				1,333,859
	2/23/2016	3/3/2016	Restricted Stock Units					34,215					789,340
Deborah Lloyd			Annual Incentive Plan (AIP)	0	3,325,000	6,650,000
	2/23/2016	3/3/2016	Performance Share Units				0	112,053	224,106				2,912,257
	2/23/2016	3/3/2016	Restricted Stock Units					74,702					1,723,375
Thomas Linko			Annual Incentive Plan (AIP)	0	217,500	435,000
	2/23/2016	3/3/2016	Performance Share Units				0	11,976	23,952				311,256
	2/23/2016	3/3/2016	Restricted Stock Units					7,984					184,191
Linda Yanussi			Annual Incentive Plan (AIP)	0	222,500	445,000
	2/23/2016	3/3/2016	Performance Share Units				0	11,976	23,952				311,256
	2/23/2016	3/3/2016	Restricted Stock Units					7,984					184,191

(a)       Represents the range of possible cash payouts for fiscal year 2016 associated with estimated levels of performance under the Annual Incentive Plan. Amounts actually earned are set forth in the Summary Compensation Table. For details please see the “Annual Cash Incentive Plan” section of the CD&A.

(b)       Represents the range of possible share payouts associated with pre-established levels of performance. These awards are described in the “Long Term Incentive Program” section of the CD&A.

Salary, Bonus and Non-Equity Incentive Compensation

For a discussion of 2016 salary and bonus compensation for the NEOs, see the “Compensation Discussion and Analysis” section above.

Stock Options Exercised and Awards Vested in 2016

	Stock Options		Stock Awards
	Number of Shares	Value Realized on	Number of Shares Vested		Value Realized on
Name	Exercised(#)	Exercise	(#)		Vesting
Craig Leavitt	—		23,392	(1)	544,566
George Carrara	—		7,018	(1)	163,379
Deborah Lloyd	37,500	283,504	15,322	(1)	356,696
Thomas Linko	—		1,170	(1)	27,238
			2,500	(2)	54,075
Linda Yanussi	—		1,600	(1)	37,248

(1)             The amounts indicated represent the March 4, 2016 vesting of the first tranche of Market Share Unit (MSU) awards granted in March 2014.

(2)             For Mr. Linko, the amount indicated represents the June 3, 2016 vesting of the final half of an award of restricted stock units granted in June 2013.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information regarding individual outstanding unvested equity awards granted to the PEO, PFO and other Named Executive Officers, with the market value determined based on the closing price on December 30, 2016 (the last trading day before our fiscal year end on December 31, 2016):

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Number of Securities Underlying Unexercised Options (#) Unexercisable (a)	Option Grant Date	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Restricted Stock Unit Grant Date	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Stock Award Grant Date	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Craig Leavitt	37,500	0	3/1/2010	$7.10	3/1/2017
PEO	37,500	0	9/1/2010	$4.40	9/1/2017
	37,500	0	3/1/2011	$4.97	3/1/2018
	37,500	0	9/1/2011	$5.06	9/1/2018
	17,065	51,195	3/2/2015	$35.30	3/2/2022
						84,275	(b)	1/7/2014	1,573,414	196,641	(b)	1/7/2014	3,671,287
										81,646	(c)	3/3/2014	1,524,331
						12,247	(d)	3/3/2014	228,651	28,576	(d)	3/3/2014	533,514
										96,308	(c)	3/2/2015	1,798,070
						9,631	(d)	3/2/2015	179,811	22,472	(d)	3/2/2015	419,552
										171,072	(c)	3/3/2016	3,193,914
						114,048	(e)	3/3/2016	2,129,276

George Carrara	60,000	0	5/1/2012	$13.62	5/1/2019
	39,000	0	6/3/2013	$21.20	6/3/2020
	5,120	15,360	3/2/2015	$35.30	3/2/2022
						29,393	(b)	3/3/2014	548,767	68,583	(b)	3/3/2014	1,280,445
										24,494	(c)	3/3/2014	457,303
						3,674	(d)	3/3/2014	68,594	8,573	(d)	3/3/2014	160,058
										28,892	(c)	3/2/2015	539,414
						2,889	(d)	3/2/2015	53,938	6,742	(d)	3/2/2015	125,873
										51,322	(c)	3/3/2016	958,182
						34,215	(e)	3/3/2016	638,794

Deborah Lloyd	37,500	0	9/1/2010	$4.40	9/1/2017
	37,500	0	3/1/2011	$4.97	3/1/2018
	37,500	0	9/1/2011	$5.06	9/1/2018
	11,177	33,533	3/2/2015	$35.30	3/2/2022
						84,275	(b)	1/7/2014	1,573,414	196,641	(b)	1/7/2014	3,671,287
										53,479	(c)	3/3/2014	998,453
						8,022	(d)	3/3/2014	149,771	18,718	(d)	3/3/2014	349,465
										63,082	(c)	3/2/2015	1,177,741
						6,308	(d)	3/2/2015	117,770	14,719	(d)	3/2/2015	274,804
										112,053	(c)	3/3/2016	2,092,030
						74,702	(e)	3/3/2016	1,394,686

Thomas Linko	1,195	3,585	3/2/2015	$35.30	3/2/2022
PFO						8,279	(b)	3/3/2014	154,569	19,318	(b)	3/3/2014	360,667
										4,083	(c)	3/3/2014	76,230
						613	(d)	3/3/2014	11,445	1,429	(d)	3/3/2014	26,679
										6,742	(c)	3/2/2015	125,873
						674	(d)	3/2/2015	12,584	1,573	(d)	3/2/2015	29,368
										11,976	(c)	3/3/2016	223,592
						7,984	(e)	3/3/2016	149,061

Linda Yanussi	15,000	0	6/3/2013	$21.20	6/3/2020
	1,195	3,585	3/2/2015	$35.30	3/2/2022
						9,161	(b)	3/3/2014	171,036	21,375	(b)	3/3/2014	399,071
										5,585	(c)	3/3/2014	104,272
						838	(d)	3/3/2014	15,645	1,955	(d)	3/3/2014	36,500
										6,742	(c)	3/2/2015	125,873
						674	(d)	3/2/2015	12,584	1,573	(d)	3/2/2015	29,368
										11,976	(c)	3/3/2016	223,592
						7,984	(e)	3/3/2016	149,061

(a)              Options: Vest 25% on the first and second anniversaries of the date of grant and 50% on the third anniversary of the date of grant.

(b)              One-time Staking Grant: Subject to share performance, vests 50% on the third anniversary of the date of grant and 50% on the fifth anniversary of the date of grant. The number of MSUs which can be earned ranges from 30% to 200% of target, depending upon performance.

(c)              Performance Share Units: Subject to performance, vests 100% on the third anniversary of the date of grant.

(d)              Market Share Units: Subject to share performance, vest in two equal tranches of 50% on the second and third anniversaries of the date of grant. The number of MSUs which can be earned ranges from 30% to 200% of target, depending upon performance.

(e)              RSU grant: Vests in two equal tranches of 50% on each of the second and third anniversaries of the date of grant.

Nonqualified Deferred Compensation

The following table reflects information concerning the Company’s unfunded Supplemental Executive Retirement Plan (the “SERP”). The SERP permits eligible employees to defer on a pre-tax basis receipt of up to 50% of their salary and their entire annual cash incentive bonus. In addition, the Company may make contributions to the executive’s SERP account to make up for the limitations imposed by the Internal Revenue Service on Company profit sharing and matching contributions under the Savings Plan.

The SERP provides for notional investment options for participants, including mutual funds and the Company’s Common Stock, whereby a participant’s account is credited with the rate of return realized by the participant’s designated investments. No actual investments in shares of stock are purchased by or on behalf of the participant.

SERP participants can elect to receive a distribution from their SERP accounts either at their retirement or at a date at least three years after the date the amount was deferred, subject to the right to elect to postpone such distribution. Distributions are also made upon the occurrence of certain events, including death, or in the event of a financial emergency.

Nonqualified Deferred Compensation Table

	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions Last FY ($)	Aggregate Balance @ Last FYE ($)
Deborah Lloyd	0	0	3,518	0	163,197
Thomas Linko	315,081	0	19,401	0	1,106,701

Agreements with the Named Executive Officers

Mr. Leavitt and Ms. Lloyd

In January 2014, the Company entered into employment agreements (the “Employment Agreements”) with Mr. Leavitt and Ms. Lloyd, pursuant to which Mr. Leavitt and Ms. Lloyd began to serve as Chief Executive Officer and Chief Creative Officer, respectively, of the Company beginning on February 25, 2014, the date that the employment of the Company’s former Chief Executive Officer terminated.

The Employment Agreements automatically renew for successive one-year periods following the end of each calendar year unless the Company or the executive delivers a notice of non-renewal at least 180 days before the next automatic extension.

The Employment Agreements provide for, among other things: (1) an annual base salary of $1,500,000 for Mr. Leavitt and $1,900,000 for Ms. Lloyd; (2) a target annual cash bonus opportunity equal to 150% of base salary for Mr. Leavitt and 175% of base salary for Ms. Lloyd, with a maximum opportunity equal to 200% of the target opportunity; (3) an annual long term incentive award having a total target and/or grant date value (based on the 40-trading day average closing price of our Common Stock) of no less than $5,000,000 for Mr. Leavitt and $3,275,000 for Ms. Lloyd; (4) a one-time grant in 2014 of MSUs with a grant date value of $9,000,000 for each of Mr. Leavitt and Ms. Lloyd, vesting 50% on the third anniversary of grant and 50% on the fifth anniversary of grant; (5) a one-time payment at the time the Company closed the sale of Lucky Brand Jeans equal to a prorated portion of $4,500,000, prorated to reflect the number of months from January 1, 2013 through the date of the closing for each of Mr. Leavitt and Ms. Lloyd; and (6) benefits and perquisites provided under the Company’s policies for each of Mr. Leavitt and Ms. Lloyd.

The Employment Agreements also provide that half of the long-term incentive awards granted to Mr. Leavitt and Ms. Lloyd for the 2014 fiscal year consisted of an award of MSUs that vest 50% on each of the second and third anniversaries of the grant date, with a minimum earn out equal to 30% of target, with the other half consisting of an award of performance shares that vest on the third anniversary of the grant date based on the Company’s TSR relative to the S&P Mid-Cap Index TSR. The number of MSUs actually earned is based on the Company’s 40-trading day average stock price on the date the MSUs are settled as compared to that average stock price on the date the MSUs are granted.

The Employment Agreements provide that, in the event of a termination without “cause,” due to the executive’s resignation for “good reason” or due to the Company’s nonrenewal of the Employment Agreement (each, a “Qualifying Termination”), a specified portion of the executives’ outstanding equity awards will vest. For an equity award that has been outstanding for two years or less (measured from January 1, 2014 in the case of the 2014 annual long-term incentives), subject to meeting the performance goal required to qualify the awards for tax deductibility under Code Section 162(m), 50% of the target shares become vested upon a Qualifying Termination. For an equity award that has been outstanding for two years or more, a prorated portion of the award vests upon a Qualifying Termination based on actual performance (measured through the termination date). In the case of equity awards granted to Mr. Leavitt as annual long-term incentives, a retirement (at age 55 with at least ten years of service) will be treated as a Qualifying Termination; Mr. Leavitt will become eligible for retirement under this definition in 2018. In addition, under Mr. Leavitt’s one-time staking grant of MSUs in 2014, death or disability will be treated the same as a Qualifying Termination. Upon a Qualifying Termination in connection with a change in control, long term incentive awards, including the 2014 staking grant of MSUs, vest at target.

Mr. Leavitt and Ms. Lloyd are required under the terms of the Employment Agreements to meet the Company’s stock ownership requirement for executives, which will require Mr. Leavitt and Ms. Lloyd to hold shares equal to five times and four times, respectively, the executive’s base salary by February 25, 2019.

Mr. Leavitt and Ms. Lloyd also entered into Executive Severance Agreements (“ESAs”) with the Company in January 2014. On a termination due to death or disability, the ESAs provide for (1) accrued but unpaid salary, bonuses and other vested payments or benefits (“Accrued Benefits”) and (2) a pro-rated bonus for the year of termination equal to the bonus that would have been earned under the Company’s bonus plan based on actual performance, prorated to reflect the number of months in the year prior to the date of termination (“Pro-Rated Bonus”).

In the event of a Qualifying Termination, the ESAs with Mr. Leavitt and Ms. Lloyd provide for, subject to the executive’s execution and non-revocation of a release of claims, (1) Accrued Benefits; (2) benefits continuation for 52 weeks (or, if the Qualifying Termination is in connection with a change in control, as defined in the Company’s 2013 Stock Incentive Plan, 104 weeks); (3) a lump-sum payment equal to two times the executive’s then-current base salary and target annual bonus; (4) a Pro-Rated Bonus in respect of the year the termination occurs; and (5) for Mr. Leavitt, a lump-sum payment equal to the executive’s then-current base salary for 180 days (only payable upon his termination without “cause” or due to his resignation for “good reason”). Pursuant to the ESAs, the executives are subject to non-compete, non-solicitation of customers and employees, and non-interference covenants during employment and for 18 months following a termination of employment.

Messrs. Carrara and Linko and Ms. Yanussi

For the Named Executive Officers other than Mr. Leavitt and Ms. Lloyd, the Compensation Committee determined that providing the ESAs described below would further aid in the retention of such Named Executive Officers during this critical stage in the Company’s growth. The term of these ESAs automatically renews every year, or every three years for Mr. Carrara, unless the Company delivers a notice of nonrenewal to the executive.

Mr. Carrara and Ms. Yanussi were provided with ESAs when they joined the Company in 2012 and Mr. Linko was provided with an ESA when he became an executive officer upon his transition to SVP, Chief Financial Officer in October 2014. The cash payments to be provided to Mr. Carrara under his ESA for a termination of his employment by the Company other than for “Cause” or a termination by the executive for “Good Reason” (as those terms are defined in the ESA) subject to his execution and non-revocation of a release of claims, include: (1) accrued salary, (2) benefits continuation for the lesser of 26 weeks following the date of his termination or the date on which he becomes eligible to participate in another group welfare plan or program and (3) a lump-sum payment equal to two times his then-current base salary and target annual bonus. Mr. Linko and Ms. Yanussi also would receive similar cash payments upon such a termination of their employment except that: (i) their ESAs are subject to renewal each year, and (ii) the cash severance payment upon such a termination is 1.5-times instead of two times then current base salary and target annual bonus. Under the ESAs, each such executive is subject to non-competition and non-solicitation covenants during the executive’s employment and for 18 months thereafter, and a non-disparagement covenant.

In addition, the ESAs with Messrs. Carrara and Linko and Ms. Yanussi provide for a performance-based termination, pursuant to which the Company may terminate the executive’s employment based on performance (“Performance-Based Termination”). To constitute a Performance-Based Termination, the executive must receive a written warning setting forth the performance deficiency and be afforded the opportunity to cure the performance deficiency for a period of 60 days following the date of the written warning. Following the 60-day cure period, if the Company determines that the executive’s performance has not improved, the Company shall notify the executive in writing of the Performance-Based Termination and the executive shall have the opportunity to appeal the Performance-Based Termination to the Board within two (2) business days following the date of the Company’s notice of termination. Any determination by the Board shall be final and binding. Upon a Performance-Based Termination, the executive shall be entitled to receive, in addition to accrued salary, (i) up to 52 weeks of salary continuation at the executive’s then current annual base salary and (ii) a pro-rated bonus in an amount equal to the Company’s actual performance as determined pursuant to the provisions of the relevant bonus plan in the performance year of termination, prorated for the number of months the executive was employed during the performance year, payable when other annual performance bonuses are paid, as well as continued health and welfare benefits for up to 26 weeks following such termination.

The agreements governing the MSUs granted to Messrs. Carrara and Linko and Ms. Yanussi provide that, in the event of a termination without “cause” or due to the executive’s resignation for “good reason,” a portion of the MSUs will vest, as though the executive had continued to be employed through the next vesting date, based on actual performance for that performance period relating to that vesting date, but prorated for the part of the performance period worked by the executive. Other portions of the equity award would be forfeited. Under the agreements governing the PSUs granted to these Named Executive Officers, in the event of such a termination before the end of the performance period, a portion of the PSUs will vest in the same manner as described above for the MSUs; if, however, the executive is terminated by the Company other than for cause or the executive resigns for any reason after the end of a performance period but before the vesting date, the executive will vest fully in the shares earned for that performance period.

Certain ESA Terms Applicable to Named Executive Officers

For purposes of the ESAs with all of the NEOs, “cause” and “good reason” are generally defined as follows:

“Cause” is defined as (i) the executive’s willful and intentional repeated failure or refusal, continuing after notice that specifically identifies the breach(es) complained of, to perform substantially his or her material duties, responsibilities and obligations (other than a failure resulting from the executive’s incapacity due to physical or mental illness or other reasons beyond the control of the executive), and which failure or refusal results in demonstrable direct and material injury to the Company; (ii) any willful or intentional act or failure to act involving fraud, misrepresentation, theft, embezzlement, dishonesty or moral turpitude (collectively, “Fraud”) which results in demonstrable direct and material injury to the Company; (iii) the executive’s conviction of (or a plea of nolo contendere to) an offense which is a felony in the jurisdiction involved or which is a misdemeanor in the jurisdiction involved but which involves Fraud; or (iv) the executive’s material breach of a written policy of the Company or the rules of any governmental or regulatory body applicable to the Company.

“Good Reason” as defined in the agreement includes: (1) The executive experiences a material diminution in duties or responsibilities, without the executive’s consent (provided that a change in reporting structure shall not be deemed a diminution in duties or responsibilities); (2) The Company moves its principal executive offices by more than 100 miles (provided that such move increases the executive’s commuting distance by more than 100 miles); (3) a material reduction in the executive’s base salary; or (4) a material breach by the Company of any of its material obligations under any employment agreement between the executive and the Company then in effect; provided, however, that no event or condition shall constitute Good Reason unless (x) the executive gives the Company a written notice of termination for Good Reason no fewer than 30 days prior to the date of termination and not more than 90 days after the initial existence of the condition giving rise to Good Reason, and (y) the grounds for termination (if susceptible to correction) are not corrected by the Company within 30 days of its receipt of such notice.

All of the ESAs also incorporate these and other features consistent with good governance practices, including:

•                  Reduced severance benefits in the event of a documented performance-based termination (except in the case of Mr. Leavitt and Ms. Lloyd);

•                  “Double-trigger” change-in-control provisions;

•                  Clawback provisions; and

•                  No tax gross-ups for golden parachute excise taxes.

Other Change-in-Control Provision

Our 2013 Stock Incentive Plan contains a default “double-trigger” change-in-control provision, under which any unvested equity award would vest only upon both a change-in-control and a termination of employment of a participant by the Company other than for Cause or by the participant for good reason. The equity awards of our Named Executive Officers that remained unvested at December 31, 2016 all contain “double-trigger” change-in-control provisions.

The Committee uses a “double trigger” mechanism because it believe that executives are materially harmed only if a change-in-control results in termination without cause or termination by the executive for good reason (or the equivalent). The use of a “single trigger” could result in significant payments even if the executive’s position, responsibilities, and compensation were unaffected. The Committee chooses to provide vesting upon a good reason termination because it believes that such a termination is conceptually the same as an actual termination by the Company without cause, and because it believes that potential acquirers would otherwise have an incentive to constructively terminate NEOs to avoid providing fair termination payments and benefits.

Potential Payments Upon Termination or Change in Control

Following are tables for Mr. Leavitt, Ms. Lloyd, Messrs. Carrara, and Linko and Ms. Yanussi indicating potential payments if employment were to have been terminated upon or following a change in control on December 31, 2016.

The amount indicated for the equity awards other than options for which vesting would have accelerated on December 31, 2016 was calculated based on the closing price of our stock on December 30, 2016 (the last trading day of our fiscal year). The amount indicated for options for which vesting would have accelerated on December 31, 2016 was calculated based on the amount by which the December 30, 2016 closing price exceeded the exercise price of the applicable stock option. These amounts reflect the full intrinsic value of the accelerated awards.

Craig Leavitt	Good Reason/No Cause/Non- Renewal		Death		Disability		Change-in-Control (Double Trigger) (a)
Cash	$9,389,476	(b)	$1,149,750	(c)	$1,149,750	(c)	$9,389,476	(c)
Options	0		0		0		0
Restricted Stock(d)	1,064,638		2,129,276		0		2,129,276
Annual LTIP	3,801,112	(e)	0		0		7,877,844
Stalking Grant	2,068,384	(f)	2,068,384		2,068,384		5,244,702
Health and Other Benefits	46,903		0		46,903		87,406

Deborah Lloyd	Good Reason/No Cause/Non-Renewal		Death		Disability		Change-in-Control (Double Trigger) (a)
Cash	$12,149,075	(c)	$1,699,075	(c)	$1,699,075	(c)	$12,149,075	(c)
Options	0		0		0		0
Restricted Stock(d)	697,343		1,394,686		0		1,394,686
Annual LTIP	2,489,756	(e)	0		0		5,160,033
Stalking Grant	2,068,384	(f)	2,068,384		2,068,384		5,244,702
Health and Other Benefits	45,947		0		45,947		85,493

George Carrara	Performance Based		Good Reason/No Cause		Death		Disability		Change-in-Control (Double Trigger) (a)
Cash	$1,133,250	(c)	$3,000,000		$383,250	(c)	$383,250	(c)	$3,000,000
Options	0		0		0		0		0
Restricted Stock(d)	0		0		638,794		0		638,794
Annual LTIP	0		454,156	(e)	0		0		2,363,361
Stalking Grant	0		474,498	(f)	0		0		1,829,212
Health and Other Benefits	9,733		9,733		0		9,733		9,733

Thomas Linko	Performance Based		Good Reason/No Cause		Death		Disability		Change-in-Control (Double Trigger) (a)
Cash	$546,143	(c)	$978,750		$111,143	(c)	$111,143	(c)	$978,750
Options	0		0		0		0		0
Restricted Stock(d)	0		0		149,061		0		149,061
Annual LTIP	0		85,859	(e)	0		0		505,770
Stalking Grant	0		133,652	(f)	0		0		515,236
Health and Other Benefits	17,990		17,990		0		17,990		17,990

Linda Yanussi	Performance Based		Good Reason/No Cause		Death		Disability		Change-in-Control (Double Trigger) (a)
Cash	$558,698	(c)	$1,001,250		$113,698	(c)	$113,698	(c)	$1,001,250
Options	0		0		0		0		0
Restricted Stock(d)	0		0		149,061		0		149,061
Annual LTIP	0		104,370	(e)	0		0		547,834
Stalking Grant	0		147,886	(f)	0		0		570,107
Health and Other Benefits	8,762		8,762		0		8,762		8,762

(a)         The tables above do not reflect any reduction that may apply to the amounts otherwise payable to each of the NEOs following a change-in-control, in accordance with their ESAs (i.e. a “cutback”) in order that such payments will not constitute an “excess parachute payment” within the meaning of Section 280G(b)(1) of the Code, or would otherwise be subject to the excise tax imposed under Section 4999 of the Code, or any similar federal or state law. The cutback under the agreements with Mr. Leavitt and Ms. Lloyd only applies if the cutback results in greater after-tax payments to the executive than the after-tax payments without the cutback. The cutback under the agreements with Messrs. Carrara and Linko and Ms. Yanussi applies in any case in which parachute payments would otherwise trigger the excise tax. Any applicable cutback would first be applied to cash severance payments and then to the value of accelerated equity until the total parachute payment equaled no more than the 280G limit or three times the executive’s 5-year average actual taxable compensation. We have not estimated whether the payments to any of the executives in this column would trigger the excise tax; to do so would involve a costly process to determine the amounts that could be deemed reasonable compensation for services prior to the change in control and reasonable compensation attributable to services, including applicable non-competition covenants, following the change in control. If a cutback were to be required, the effect would be to reduce some of the amounts of compensation payable to the executive from the levels shown in the tables. None of our agreements with executives provide for a gross-up payment relating to the excise tax.

(b)         Includes 180 days of salary continuation, which would only be payable in the case of a Company non-renewal of the employment agreement. Also includes the 2016 annual incentive award, which is also included in the Summary Compensation Table of this Form 10-K/A.

(c)          Includes the 2016 annual incentive award, which is also included in the Summary Compensation Table of this Form 10/K-A.

(d)         Restricted Stock values reflect estimated value of Restricted Stock Unit award component of the 2016 Annual LTIP grant.

(e)          This value includes a value for all MSUs that is an estimate based on the market price performance of our stock at December 31, 2016. The value that would be received by the executive officer would be based on the market price performance through the end of the applicable performance period, so that the ultimate amount received could vary upward or downward from such estimated award value. Also includes a value for all PSUs that is an estimate based on Company performance through December 31, 2016. The value that would be received by the executive officer would be based on Company performance through the end of the applicable performance period, so that the ultimate amount received could vary upward or downward from such estimated award value.

(f)           The value of the Staking Grant is an estimate based on the market price performance of our stock at December 31, 2016. The value that would be received by the executive officer would be based on the market price performance through the end of the applicable performance period, so that the ultimate amount received could vary upward or downward from such estimated award value.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries and each was determined to have no relationship required to be disclosed pursuant to Item 404 of SEC Regulation S-K. In addition, no executive officer of the Company has served on the board of directors or compensation committee of any other entity that has, or had at any time during 2016, an executive officer who served as a member of our Board of Directors or our Compensation Committee.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s proxy statement to be delivered to shareholders and in this Form 10-K/A.

THE COMPENSATION COMMITTEE
KENNETH B. GILMAN (Chair)
LAWRENCE S. BENJAMIN
RAUL J. FERNANDEZ
JAN SINGER
DOREEN A. TOBEN

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation

For information relating to our executive officers, please see “Equity Compensation” in Part III of the Original 10-K.

Security Ownership of Certain Beneficial Owners and Management

Certain Beneficial Owners

The following table sets forth certain information concerning any person who, to the knowledge of the Company, beneficially owns more than 5% of the outstanding shares of the Company’s Common Stock, based on information provided by the shareholder as of December 31, 2016.

Name	Amount and Nature of Beneficial Ownership	Percent of Outstanding Common Stock
Wellington Management Group(1)	10,782,279	8.42%
BlackRock, Inc.(2)	9,834,342	7.700%
The Vanguard Group, Inc.(3)	9,535,575	7.440%
FMR LLC(4)	8,335,987	6.50%
Harris Associates L.P.(5)	7,309,011	5.700%

(1)   Wellington Management Group LLP is located at 280 Congress Street Boston, MA 02110. Based on information as of December 31, 2016, contained in a Schedule 13G filed with the SEC by Wellington Management Group LLP (“Wellington”) on February 9, 2017 in which Wellington reported having shared power to vote as to 6,884,928 of such shares.

(2)   BlackRock, Inc. is located at 55 East 52nd Street New York, NY 10055. Based on information as of December 31, 2016, contained in an Amendment to Schedule 13G filed with the SEC by BlackRock, Inc. (“BlackRock”) on January 24, 2017 in which BlackRock reported having sole dispositive power with respect to all such shares and sole voting power with respect to 9,324,100 of such shares.

(3)   The Vanguard Group, Inc. is located at 100 Vanguard Blvd. Malvern, PA 19335. Based on information as of December 31, 2016, contained in an Amendment to Schedule 13G, dated February 9, 2017, filed with the SEC by The Vanguard Group, Inc. (“Vanguard”) in which Vanguard reported having sole voting power as to 75,445 of such shares, shared voting power as to 14,493 of such shares, sole dispositive power as to 9,451,991 of such shares and shared dispositive power as to 83,584 of such shares.

(4)   FMR LLC is located at 245 Summer Street Boston, MA 02210. Based on information as of December 31, 2016, contained in an Amendment to Schedule 13G, dated February 14, 2017, filed with the SEC by FMR LLC (“FMR”) in which FMR reported having sole power to vote 1,314,621 of such shares.

(5)   Harris Associates L.P. is located at 111 S. Wacker Drive, Suite 4600 Chicago, IL 60606. Based on information as of December 30, 2016, contained in a Schedule 13G filed with the SEC by Harris Associates L.P. (“Harris Associates”) on February 14, 2017 in which Harris Associates reported having sole power to vote 7,024,238 of such shares.

Directors and Executive Officers

The following table sets forth, as of April 26, 2017, the number of shares of Common Stock (the Company’s only voting security) beneficially owned by each Director, each of the Named Executive Officers and by all Directors and the executive officers of the Company as a group.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Lawrence S. Benjamin(3)	57,047	*
Raul J. Fernandez(3)	79,982	*
Carsten Fischer(3)	7,893	*
Kenneth B. Gilman(3)	116,120	*
Nancy J. Karch(3)	144,009	*
Kenneth P. Kopelman(3)	126,294	*
Craig A. Leavitt(4)	272,139	*
Deborah J. Lloyd(5)	214,537	*
Douglas Mack(3)	16,386	*
Jan Singer(3)	13,847	*
Doreen A. Toben(3)	76,495	*
George M. Carrara(6)	153,301	*
Thomas J. Linko(7)	16,223	*
Linda S. Yanussi(8)	28,285	*
All current Directors and executive officers as a group (16 persons)(9)	1,322,558	*

* Less than 1%

(1)   Except as otherwise indicated below, the persons listed have advised the Company that they have sole voting power and sole investment power with respect to the securities indicated as owned by them. The amounts indicated assume the exercise of all stock options held by Directors and executive officers under the Company’s stock option plans which are exercisable within 60 days after April 26, 2017 (“Exercisable Options”).

(2)   Based on 128,604,671 shares outstanding as of April 26, 2017, plus shares issuable upon the exercise of Exercisable Options as noted.

(3)   Includes shares acquired under the outside Directors’ compensation program, receipt of which has been deferred under the Outside Directors’ Deferral Plan as follows: Mr. Benjamin: 57,047 shares; Mr. Fernandez: 2,488 shares; Mr. Gilman: 111,570 shares; Ms. Karch: 114,816 shares; Mr. Kopelman: 53,291 shares; Mr. Mack: 16,386 shares; Ms. Singer: 6,042; and Ms. Toben 68,669 shares.

(4)   Includes 146,630 Exercisable Options; does not include MSUs or PSUs, the vesting of which are subject to performance conditions. See the “Compensation Discussion and Analysis” section above.

(5)   Includes 134,855 Exercisable Options; does not include MSUs or PSUs, the vesting of which are subject to performance conditions. See the “Compensation Discussion and Analysis” section above.

(6)   Includes 109,240 Exercisable Options; does not include MSUs or PSUs, the vesting of which are subject to performance conditions. See the “Compensation Discussion and Analysis” section above.

(7)   Includes 2,390 Exercisable Options; does not include MSUs or PSUs, the vesting of which are subject to performance conditions. See the “Compensation Discussion and Analysis” section above.

(8)   Includes 17,390 Exercisable Options; does not include MSUs or PSUs, the vesting of which are subject to performance conditions. See the “Compensation Discussion and Analysis” section above.

(9)   Includes 410,505 shares issuable upon the exercise of Exercisable Options issued under the Company’s shareholder-approved stock incentive plans, and other shares indicated as included in the foregoing footnotes.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Written Related Party Transactions Policy

The Company has adopted a written related party transactions policy detailing the policies and procedures relating to transactions which may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interests of the Company and its shareholders. The Nominating and Governance Committee must review and approve any related party transaction proposed to be entered into or ratify any such transaction previously commenced or completed. The Nominating and Governance Committee may delegate its authority under the policy to the Chair of the Committee, who may act alone. Under the policy, no Nominating and Governance Committee member may participate in any review, consideration or approval of a transaction involving such member or their immediate family or any entity with which such Nominating and Governance Committee member is affiliated.

Under the Company’s related party transactions policy, any relationship, arrangement or transactions between the Company and (a) any Director, senior officer or any immediate family member of either a Director or senior officer; (b) any shareholder owning more than 5% of the Common Stock; or (c) any entity in which any of the forgoing is employed or is a partner, principal or owner of a 5% or more ownership interest, is deemed a related party transaction, subject to certain exceptions, including (i) transactions available to all employees generally; (ii) transactions involving less than $100,000 in any twelve-month period; (iii) with respect to Directors, transactions deemed immaterial for purposes of Director independence determinations under the Company’s Corporate Governance Guidelines, as described below; (iv) transactions involving compensation approved by the Company’s Compensation Committee or Director compensation approved by the Board; and (v) any charitable contributions by the Company or the Kate Spade & Company Foundation to a charitable or not-for-profit organization for which a Director, senior officer or an immediate family member of a Director or senior officer serves as a director, trustee or is otherwise affiliated, where such contributions do not exceed $100,000 in any twelve-month period or which are non-discretionary contributions made pursuant to the Company’s non-discriminatory matching contribution program.

Related Party Transactions

There were no related party transactions in the 2016 fiscal year.

Board Independence

Under our Corporate Governance Guidelines, a substantial majority of our Board must be “independent,” as such term is defined in the NYSE Corporate Governance Standards. As required under the NYSE Corporate Governance Standards, the Board annually assesses the independence of our Directors by making a determination, based upon the recommendation of the Nominating and Governance Committee, as to whether a Director or any member of her or his immediate family has any material relationship with the Company, either directly or indirectly. To assist it in evaluating the independence of each Director, the Board has adopted a set of categorical standards (set forth on Appendix A to this Form 10-K/A) under which transactions and relationships falling within any of the listed categories will be deemed immaterial for purposes of the Board independence determinations.

After applying these standards and considering all relevant facts and circumstances, the Board, based upon the recommendation of the Nominating and Governance Committee, has affirmatively determined that each of the current independent Directors, Messrs. Benjamin, Fernandez, Fischer, Gilman, Kopelman and Mack and Mss. Karch, Singer and Toben are “independent” as defined in our Corporate Governance Guidelines and the listing standards of the NYSE. Craig A. Leavitt, who serves as the Company’s Chief Executive Officer and Deborah J. Lloyd, who serves as the Company’s Chief Creative Officer, have been determined not to be “independent” Directors.

Item 14.                          Principal Accounting Fees and Services

The aggregate fees billed by Deloitte & Touche, the Company’s independent registered public accounting firm, for professional services rendered in connection with such firm’s audit of the Company’s financial statements for the 2015 and 2016 fiscal years, including the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for each such fiscal year, were approximately as follows:

Fees Paid to Deloitte & Touche

	2015 Fiscal Year	2016 Fiscal Year
Audit fees(1)	$1,741,972	$1,698,862
Audit-related fees(2)	7,500	8,500
Tax fees(3)	0	61,720
Subtotal	1,749,472	1,769,082
All Other Fees(4)	0	0
Deloitte & Touche Total Fees	$1,749,472	$1,769,082

(1)         Audit Fees. These are fees for professional services performed by Deloitte & Touche for the integrated audit of the Company’s annual financial statements and review of financial statements included in the Company’s unaudited Quarterly Report on Form 10-Q filings, and services that are normally provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements for such fiscal year.

(2)         Audit-Related Fees. These are fees for assurance and related services performed by Deloitte & Touche that are reasonably related to the performance of the audit or review of the Company’s financial statements. This includes attestations by Deloitte & Touche that are not required by statute or regulation; consulting on financial accounting/reporting standards; and comfort letters.

(3)         Tax Fees. These are fees for professional services performed by Deloitte & Touche with respect to tax compliance, tax advice and tax planning. This includes preparation of original and amended tax returns for certain of the Company’s consolidated subsidiaries; refund claims; payment planning; and tax audit assistance.

(4)         All Other Fees. These are fees for all other services performed by Deloitte & Touche not falling in one or more of the above categories.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

The Audit Committee has established a policy regarding pre-approval of all audit and permitted non-audit services (and related fees) to be provided by the Company’s independent registered public accounting firm or its affiliates, subject to SEC rules which permit certain non-audit services accounting for less than 5% of the total fees paid to the independent registered public accounting firm to be approved by the Audit Committee retroactively (so called “De Minimis Exception”). In making its decisions, the Audit Committee considers whether the retention of the independent registered public accounting firm for permitted non-audit services is consistent with maintaining the objectivity and independence of the independent registered public accounting firm. Prior to engaging the independent registered public accounting firm for the next year’s engagement, a list of specific permitted services expected to be rendered during the year and related fees is presented to the Audit Committee for approval. Prior to the engagement, the Audit Committee must pre-approve the specific services requested and related fees. Management and the independent registered public accounting firm update the Audit Committee periodically on actual fees incurred against the fees approved, and approval is required for any fees in excess of the amount originally approved. The Audit Committee must also pre-approve any additional permissible services to be performed by the independent registered public accounting firm or its affiliates. Pursuant to the Audit Committee’s charter, the Audit Committee may delegate to a subcommittee (which may consist of one or more members) the right to pre-approve such services and fees, provided that decisions of any such subcommittee to grant pre-approvals must be disclosed to the full Audit

Committee at its next scheduled meeting. In accordance with its charter, the Audit Committee has delegated such right to the Audit Committee’s Chair for those permissible services for which fees do not exceed $50,000.

PART IV

Item 15.                                                  Exhibits, Financial Statements Schedules

List of Exhibits. The exhibits listed in Part IV, Item 15(a) of the Original 10-K and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this report. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Form 10-K/A for fiscal year 2016.

Exhibit No.	Description
31(a)*	—	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)*	—	Rule 13a-14(a) Certification of President and Chief Operating Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31(c)*	—	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)*#	—	Certification of Chief Executive Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)*#	—	Certification of President and Chief Operating Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32(c)*#	—	Certification of Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Filed herewith.

#                 A signed original of this written statement required by Section 906 has been provided by the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2017.

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ George M. Carrara
	Thomas Linko,		George M. Carrara,
	Chief Financial Officer (principal financial officer and principal accounting officer)		President and Chief Operating Officer