Form 10-Q
period 2017-04-01
Kate Spade & Co
filed 2017-05-01
CIK 352363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	April 1, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

Commission file number:  1-10689

KATE SPADE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-2842791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Park Avenue, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☐    Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of the Company’s Common Stock, par value $1.00 per share, outstanding at April 21, 2017 was 128,604,671 shares.

KATE SPADE & COMPANY

INDEX TO FORM 10-Q

April 1, 2017

(Unaudited)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in, or incorporated by reference into, this Form 10-Q, future filings by us with the Securities and Exchange Commission (“SEC”), our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “intend,” “anticipate,” “plan,” “estimate,” “target,” “aim,” “forecast,” “project,” “expect,” “believe,” “we are optimistic that we can,” “current visibility indicates that we forecast,” “contemplation” or “currently envisions” and similar phrases.

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

Forward-looking statements are based on current expectations only and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions, including those described in “Item 1A – Risk Factors” in this report as well as in our 2016 Annual Report on Form 10-K. We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition, some factors are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 1, 2017	December 31, 2016	April 2, 2016
Assets
Current Assets:
Cash and cash equivalents	$422,332	$478,536	$260,647
Accounts receivable — trade, net	64,336	77,487	68,626
Inventories, net	215,097	167,461	220,666
Deferred income taxes	—	—	1,985
Other current assets	36,871	34,024	31,808
Total current assets	738,636	757,508	583,732

Property and Equipment, Net	159,395	167,192	175,290
Goodwill	52,173	50,045	52,315
Intangibles, Net	85,881	86,703	87,285
Deferred Income Taxes	1,764	2,322	743
Other Assets	54,256	46,549	52,536
Total Assets	$1,092,105	$1,110,319	$951,901

Liabilities and Stockholders’ Equity
Current Liabilities:
Short-term borrowings	$3,701	$3,664	$3,638
Accounts payable	93,390	93,144	99,817
Accrued expenses	103,113	125,434	117,832
Income taxes payable	1,701	2,207	917
Total current liabilities	201,905	224,449	222,204

Long-Term Debt	388,878	389,742	391,317
Other Non-Current Liabilities	46,957	48,685	51,995
Deferred Income Taxes	18,048	17,512	18,844
Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value, authorized shares — 50,000,000, issued shares — none	—	—	—
Common stock, $1.00 par value, authorized shares — 250,000,000, issued shares — 176,437,234	176,437	176,437	176,437
Capital in excess of par value	258,015	251,816	232,587
Retained earnings	1,295,318	1,306,096	1,165,559
Accumulated other comprehensive loss	(25,396)	(28,160)	(27,011)
	1,704,374	1,706,189	1,547,572
Common stock in treasury, at cost — 47,832,563, 48,261,217 and 48,457,848 shares	(1,268,057)	(1,276,258)	(1,280,031)
Total stockholders’ equity	436,317	429,931	267,541
Total Liabilities and Stockholders’ Equity	$1,092,105	$1,110,319	$951,901

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per common share data)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
	(13 Weeks)	(13 Weeks)

Net Sales	$271,225	$274,422

Cost of goods sold	99,763	104,941

Gross Profit	171,462	169,481

Selling, general & administrative expenses	164,580	151,768

Operating Income	6,882	17,713

Other income (expense), net	607	(247)

Interest expense, net	(4,545)	(4,996)

Income Before Provision for Income Taxes	2,944	12,470

Provision for income taxes	1,750	1,554

Income from Continuing Operations	1,194	10,916

Discontinued operations, net of income taxes	165	720

Net Income	$1,359	$11,636

Earnings per Share, Basic:
Income from Continuing Operations	$0.01	$0.09
Net Income	$0.01	$0.09

Earnings per Share, Diluted:
Income from Continuing Operations	$0.01	$0.08
Net Income	$0.01	$0.09

Weighted Average Shares, Basic	128,387	127,931
Weighted Average Shares, Diluted	128,954	128,636

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
	(13 Weeks)	(13 Weeks)

Net Income	$1,359	$11,636

Other Comprehensive Income (Loss), Net of Income Taxes:

Cumulative translation adjustment, net of income taxes of $0	3,228	3,978

Write-off of translation adjustment in connection with liquidation of foreign subsidiaries	(198)	—

Change in fair value of cash flow hedging derivatives, net of income taxes of $(128) and $(520), respectively	(266)	(948)

Comprehensive Income	$4,123	$14,666

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2017	April 2, 2016
	(13 Weeks)	(13 Weeks)
Cash Flows from Operating Activities:
Net income	$1,359	$11,636
Adjustments to arrive at income from continuing operations	(165)	(720)
Income from continuing operations	1,194	10,916

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization	12,459	11,539
Loss on asset disposals and impairments, including streamlining initiatives, net	6,767	206
Share-based compensation	6,199	7,910
Foreign currency transaction gains, net	(3,924)	(4,325)
Equity losses of equity investees	260	1,241
Other, net	5	31
Changes in assets and liabilities:
Decrease in accounts receivable — trade, net	13,752	29,279
Increase in inventories, net	(46,261)	(26,306)
Increase in other current and non-current assets	(9,727)	(448)
Increase (decrease) in accounts payable	800	(9,589)
Decrease in accrued expenses and other non-current liabilities	(21,517)	(33,368)
Net change in income tax assets and liabilities	(226)	462
Net cash used in operating activities of discontinued operations	(71)	(119)
Net cash used in operating activities	(40,290)	(12,571)

Cash Flows from Investing Activities:
Purchases of property and equipment	(9,903)	(11,822)
Proceeds from sales of joint venture interests, net	—	(2,350)
Investments in and advances to equity investees	—	(6,500)
Payments for in-store merchandise shops	(1,664)	(660)
Purchase of trademarks	—	(1,200)
Other, net	(11)	45
Net cash used in investing activities	(11,578)	(22,487)

Cash Flows from Financing Activities:
Repayment of Term Loan	(1,000)	(2,000)
Principal payments under capital lease obligations	(138)	(123)
Proceeds from exercise of stock options	810	65
Payment of deferred financing fees	(171)	(315)
Withholding taxes on share-based compensation	(5,344)	(761)
Net cash used in financing activities	(5,843)	(3,134)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,507	988

Net Change in Cash and Cash Equivalents	(56,204)	(37,204)
Cash and Cash Equivalents at Beginning of Period	478,536	297,851
Cash and Cash Equivalents at End of Period	$422,332	$260,647

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

KATE SPADE & COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unless otherwise noted, all amounts are in thousands, except per share amounts)

(Unaudited)

1.    BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements of Kate Spade & Company and its wholly-owned and majority-owned subsidiaries (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations; however, the Company believes that its disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K. Information presented as of December 31, 2016 is derived from audited financial statements.

On February 16, 2017, the Company’s Board of Directors, together with management and in consultation with its financial advisor and legal counsel, announced that it is conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. There can be no assurance that this review process will result in a transaction or other strategic alternative of any kind.

The Company operates its kate spade new york and JACK SPADE NEW YORK™ brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•	KATE SPADE North America segment – consists of the Company’s kate spade new york and JACK SPADE NEW YORK brands in North America.
•

KATE SPADE International segment – consists of the Company’s kate spade new york and JACK SPADE NEW YORK brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

•	Adelington Design Group segment – primarily consists of exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands.

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

NATURE OF OPERATIONS

Kate Spade & Company is engaged primarily in the design and marketing of a broad range of accessories and apparel. The Company’s fiscal year ends on the Saturday closest to December 31. The 2017 fiscal year, ending December 30, 2017, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter. The 2016 fiscal year, ending December 31, 2016, reflects a 52-week period, resulting in a 13-week, three-month period for the first quarter.

PRINCIPLES OF CONSOLIDATION

The Condensed Consolidated Financial Statements include the accounts of the Company. All inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations in conformity with US GAAP. These critical accounting policies are applied in a consistent manner throughout all periods presented. The Company’s critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The application of critical accounting policies requires that the Company make estimates and assumptions about future events and apply judgments that affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. The Company continues to monitor the critical accounting policies to ensure proper application of current rules and regulations. During the first quarter of 2017, there were no significant changes in the critical accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

On January 1, 2017, the first day of the Company’s 2017 fiscal year, the Company adopted new accounting guidance on share-based compensation, including modified retrospective adoption of the recognition of excess tax benefits and tax deficiencies in the statement of income.  Upon adoption, all excess tax benefits and tax deficiencies from share-based compensation are recognized as income tax expense or benefit in the statement of income as discrete items in the reporting period in which they occur, regardless of whether the benefit reduces taxes payable in the current period. As a result of the adoption of this guidance, the Company recognized deferred tax assets of $44.3 million for the excess tax benefits that arose directly from tax deductions related to share-based compensation greater than the amounts recognized for financial reporting and also recognized an increase of an equal amount in the valuation allowance against such deferred tax assets. The Company also retrospectively adopted the accounting guidance on the presentation of shares withheld for certain employee taxes paid on the statement of cash flows. The cash paid by the Company when directly withholding shares for tax-withholding purposes is classified as a financing activity on the Condensed Consolidated Statement of Cash Flows for all periods presented. The Company elected to continue to estimate the number of share-based awards expected to vest, rather than electing to account for forfeitures as they occur to determine the amount of compensation expense to be recognized in each period.

2.    STOCKHOLDERS’ EQUITY

Activity for the three months ended April 1, 2017 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

			Common Stock
	Capital in Excess	Retained	in Treasury,
In thousands	of Par Value	Earnings	at Cost
Balance as of December 31, 2016	$251,816	$1,306,096	$(1,276,258)
Net income	—	1,359	—
Exercise of stock options	—	(1,103)	1,913
Restricted shares issued, net of cancellations and shares withheld for taxes	—	(11,034)	6,288
Share-based compensation	6,199	—	—
Balance as of April 1, 2017	$258,015	$1,295,318	$(1,268,057)

Activity for the three months ended April 2, 2016 in the Capital in excess of par value, Retained earnings and Common stock in treasury, at cost accounts was as follows:

			Common Stock
	Capital in Excess	Retained	in Treasury,
In thousands	of Par Value	Earnings	at Cost
Balance as of January 2, 2016	$224,677	$1,155,838	$(1,281,690)
Net income	—	11,636	—
Exercise of stock options	—	(223)	288
Restricted shares issued, net of cancellations and shares withheld for taxes	—	(1,692)	1,371
Share-based compensation	7,910	—	—
Balance as of April 2, 2016	$232,587	$1,165,559	$(1,280,031)

Accumulated other comprehensive (loss) income consisted of the following:

In thousands	April 1, 2017	December 31, 2016	April 2, 2016
Cumulative translation adjustment, net of income taxes of $0	$(26,132)	$(29,162)	$(26,076)
Unrealized gains (losses) on cash flow hedging derivatives, net of income taxes of $385, $513 and $(512), respectively	736	1,002	(935)
Accumulated other comprehensive loss, net of income taxes	$(25,396)	$(28,160)	$(27,011)

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended April 1, 2017:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of December 31, 2016	$(29,162)	$1,002
Other comprehensive income (loss) before reclassification	3,228	(557)
Amounts reclassified from accumulated other comprehensive (loss) income	(198)	291
Net current-period other comprehensive income (loss)	3,030	(266)
Balance as of April 1, 2017	$(26,132)	$736

The following table presents the change in each component of Accumulated other comprehensive (loss) income, net of income taxes for the three months ended April 2, 2016:

		Unrealized Gains
	Cumulative	(Losses) on Cash
	Translation	Flow Hedging
In thousands	Adjustment	Derivatives
Balance as of January 2, 2016	$(30,054)	$13
Other comprehensive income (loss) before reclassification	3,978	(725)
Amounts reclassified from accumulated other comprehensive income	—	(223)
Net current-period other comprehensive income (loss)	3,978	(948)
Balance as of April 2, 2016	$(26,076)	$(935)

3.    INCOME TAXES

During the first quarter of 2017 and 2016, the Company continued to record a full valuation allowance on deferred tax assets in most jurisdictions due to the combination of its history of pretax losses and its inability to carry back tax losses or credits. The Company continues to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect the Company’s ability to realize deferred tax assets. The Company expects to release the valuation allowance when it has sufficient positive evidence, including but not limited to, the magnitude and duration of the Company’s historical losses as compared to recent profits within taxing jurisdictions to overcome such negative evidence.

The Company’s provision for income taxes for the three months ended April 1, 2017 and April 2, 2016 primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions.

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

The Company expects a reduction in the liability for unrecognized tax benefits, inclusive of interest and penalties, by an amount between $2.5 million and $5.4 million within the next 12 months due to either settlement or the expiration of the statute of limitations. As of April 1, 2017, uncertain tax positions of $9.8 million existed, which would provide an effective rate impact in the future if subsequently recognized.

4.    DEBT AND LINES OF CREDIT

Long-term debt consisted of the following:

In thousands	April 1, 2017	December 31, 2016	April 2, 2016
Term Loan credit facility, due April 2021 (a)	$385,105	$385,794	$386,952
Revolving credit facility	—	—	—
Capital lease obligations	7,474	7,612	8,003
Total debt	392,579	393,406	394,955
Less: Short-term borrowings (b)	3,701	3,664	3,638
Long-term debt	$388,878	$389,742	$391,317

(a)

The balance as of April 1, 2017, December 31, 2016 and April 2, 2016 included aggregate unamortized debt discount and deferred financing fees of $4.9 million, $5.2 million and $6.0 million, respectively.

(b)	At April 1, 2017, December 31, 2016 and April 2, 2016, the balance consisted of Term Loan (as defined below) amortization payments and obligations under capital leases.

Term Loan

On April 10, 2014, the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”), which provides for term loans (collectively, the “Term Loan”) in an aggregate principal amount of $400.0 million, maturing in April 2021. The Term Loan is subject to amortization payments of $1.0 million per quarter, which commenced on October 1, 2014, with the balance due at maturity. Interest on the outstanding principal amount of the Term Loan accrues at a rate equal to LIBOR (with a floor of 1.0%) plus 3.0% per annum, payable in cash. The Term Loan and other obligations under the Term Loan Credit Agreement are guaranteed by all of the Company’s existing material domestic restricted subsidiaries.

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

The Term Loan Credit Agreement limits the Company’s and its restricted subsidiaries’ ability to, among other things, incur indebtedness, make dividend payments or other restricted payments, create liens, sell assets (including securities of the Company’s restricted subsidiaries), permit certain restrictions on dividends and transfers of assets by the Company’s restricted subsidiaries,  enter into certain types of transactions with shareholders and affiliates and enter into mergers, consolidations or sales of all or substantially all of the Company’s assets, in each case subject to certain designated exceptions and qualifications. The Term Loan Credit Agreement also contains certain affirmative covenants and events of default that are customary for credit agreements governing term loans.

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

As of April 1, 2017, availability under the Company’s ABL Facility was as follows:

	Total	Borrowing	Outstanding	Letters of	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Credit Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$279,023	$—	$8,447	$191,553	$171,553

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of the Company’s eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

5.    FAIR VALUE MEASUREMENTS

The Company utilizes the following three level hierarchy that defines the assumptions used to measure certain assets and liabilities at fair value:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3 –	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy:

	Level 2
In thousands	April 1, 2017	December 31, 2016	April 2, 2016
Financial Assets:
Derivatives	$1,308	$2,399	$137
Financial Liabilities:
Derivatives	$(523)	$(413)	$(967)

The fair values of the Company’s Level 2 derivative instruments were primarily based on observable forward exchange rates. Unobservable quantitative inputs used in the valuation of the Company’s derivative instruments included volatilities, discount rates and estimated credit losses.

The following table presents the non‑financial assets the Company measured at fair value on a non‑recurring basis in 2017, based on such fair value hierarchy:

	Net Carrying	Fair Value Measured and Recorded at			Total Losses for the
	Value as of	Reporting Date Using:			Three Months Ended
In thousands	April 1, 2017	Level 1	Level 2	Level 3	April 1, 2017
Property and equipment	$3,978	$—	$—	$—	$6,620

As a result of a decline in the respective future anticipated cash flows of certain kate spade new york retail locations, the Company determined that a portion of the carrying values of such assets exceeded their fair values, resulting in impairment charges, which were recorded in Selling, general & administrative expense (“SG&A”) on the accompanying Condensed Consolidated Statement of Income.

The fair values of the Company’s Level 3 Property and equipment are based on either a market approach or an income approach using the Company’s forecasted cash flows over the estimated useful lives of such assets, as appropriate.

The fair values and carrying values of the Company’s debt instruments are detailed as follows:

	April 1, 2017		December 31, 2016		April 2, 2016
		Carrying		Carrying		Carrying
In thousands	Fair Value	Value	Fair Value	Value	Fair Value	Value
Term Loan credit facility, due April 2021 (a)	$390,644	$385,105	$393,405	$385,794	$388,883	$386,952
ABL Facility (b)	—	—	—	—	—	—

(a)	Carrying values include aggregate unamortized debt discount and deferred financing fees.
(b)	Borrowings under the ABL Facility bear interest based on market rate; accordingly its fair value approximates its carrying value.

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

6.    COMMITMENTS AND CONTINGENCIES

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

Leases

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which the Company or certain subsidiaries of the Company may remain secondarily liable for the remaining obligations on 82 such leases. As of April 1, 2017, the future aggregate payments under these leases amounted to $60.7 million and extended to various dates through 2025.

During the second quarter of 2013, the Company entered into a sale-leaseback agreement for its North Bergen, NJ office with a 12-year term and two five-year renewal options. This leaseback was classified as a capital lease and recorded at fair value. As of April 1, 2017, the estimated future minimum lease payments under the noncancelable capital lease were as follows:

In thousands
2017	$1,614
2018	2,194
2019	2,247
2020	2,300
2021	2,352
Thereafter	8,429
Total	19,136
Less: Amounts representing interest and executory costs	(11,662)
Net present values	7,474
Less: Capital lease obligations included in short-term debt	(591)
Long-term capital lease obligations	$6,883

Other

The Company is a party to several pending legal proceedings and claims. Although the outcome of any such actions cannot be determined with certainty, management is of the opinion that the final outcome of any of these actions should not have a material adverse effect on the Company’s financial position, results of operations, liquidity or cash flows.

7.    STREAMLINING INITIATIVES

For the three months ended April 1, 2017 and April 2, 2016, there were no charges incurred associated with the Company’s streamlining initiatives. The liability for streamlining initiatives of $2.7 million at April 1, 2017 primarily consisted of contract termination costs. The Company expects to pay approximately $0.2 million of accrued streamlining costs in the next 12 months.

8.    EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	April 1, 2017	April 2, 2016
In thousands	(13 Weeks)	(13 Weeks)
Income from continuing operations	$1,194	$10,916
Income from discontinued operations, net of income taxes	165	720
Net income	$1,359	$11,636

Basic weighted average shares outstanding	128,387	127,931
Stock options and nonvested shares	567	705
Diluted weighted average shares outstanding	128,954	128,636

Earnings per share:
Basic
Income from continuing operations	$0.01	$0.09
Income from discontinued operations	—	—
Net income	$0.01	$0.09

Diluted
Income from continuing operations	$0.01	$0.08
Income from discontinued operations	—	0.01
Net income	$0.01	$0.09

9.    ADDITIONAL FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows Supplementary Disclosures

During the three months ended April 1, 2017 and April 2, 2016, net income tax payments were $2.0 million and $1.1 million, respectively. During the three months ended April 1, 2017 and April 2, 2016, the Company made interest payments of $4.2 million and $8.3 million, respectively. As of April 1, 2017, December 31, 2016 and April 2, 2016, the Company accrued capital expenditures totaling $4.0 million, $6.8 million and $6.2 million, respectively.

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

The Company accounts for its investments in the joint ventures under the equity method of accounting. The Company’s equity in losses of its equity investees was $0.3 million and $1.2 million during the first quarter of 2017 and 2016, respectively. During the third quarter of 2015, the Company and Walton Brown each loaned $5.0 million to KSC. During the first quarter of 2016, the Company and Walton Brown each made additional loans of $0.7 million to KSC and $5.8 million to KS HMT. As of April 1, 2017, December 31, 2016 and April 2, 2016, the Company recorded $30.4 million, $30.5 million and $35.7 million, respectively, related to its Investments in and advances to unconsolidated subsidiaries, which was included in Other assets on the accompanying Condensed Consolidated Balance Sheets.

10.    SEGMENT REPORTING

The Company operates its kate spade new york and JACK SPADE NEW YORK brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. The Company’s Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s CODM to evaluate performance and allocate resources. In identifying the Company’s reportable segments, the Company considers its management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of its operating segments. As such, the Company configured its operations into the following three reportable segments:

•	KATE SPADE North America segment – consists of the Company’s kate spade new york and JACK SPADE NEW YORK brands in North America.
•

KATE SPADE International segment – consists of the Company’s kate spade new york and JACK SPADE NEW YORK brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).

•	Adelington Design Group segment – primarily consists of exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands.

The Company’s Chief Executive Officer has been identified as the CODM. The Company’s measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. The costs of all corporate departments that serve the respective segment are fully allocated, other than non-cash share-based compensation expense. The Company does not allocate amounts reported below Operating income to its reportable segments, other than equity loss in equity method investees. The Company’s definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

			Adjusted
Dollars in thousands	Net Sales	% to Total	EBITDA	% of Sales
Three Months Ended April 1, 2017 (13 Weeks)
KATE SPADE North America	$217,398	80.1%	$22,788	10.5%
KATE SPADE International	48,976	18.1%	7,778	15.9%
Adelington Design Group	4,851	1.8%	507	10.5%
Totals	$271,225	100.0%

Three Months Ended April 2, 2016 (13 Weeks)
KATE SPADE North America	$218,677	79.7%	$24,587	11.2%
KATE SPADE International	48,883	17.8%	8,537	17.5%
Adelington Design Group	6,862	2.5%	2,185	31.8%
Totals	$274,422	100.0%

The following table provides a reconciliation to Net Income:

	Three Months Ended
	April 1, 2017	April 2, 2016
In thousands	(13 Weeks)	(13 Weeks)
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$22,788	$24,587
KATE SPADE International (a)	7,778	8,537
Adelington Design Group	507	2,185
Total Reportable Segments Adjusted EBITDA	31,073	35,309
Depreciation and amortization, net (b)	(11,485)	(10,721)
Loss on asset disposals and impairments, net	(6,767)	(206)
Share-based compensation	(6,199)	(7,910)
Equity loss included in Reportable Segments Adjusted EBITDA	260	1,241
Operating Income	6,882	17,713
Other income (expense), net (a)	607	(247)
Interest expense, net	(4,545)	(4,996)
Provision for income taxes	1,750	1,554
Discontinued operations, net of income taxes	165	720
Net Income	$1,359	$11,636

(a)	Amounts include equity in the losses of the Company’s equity method investees of $0.3 million and $1.2 million for the three months ended April 1, 2017 and April 2, 2016, respectively.
(b)	Excludes amortization included in Interest expense, net.

GEOGRAPHIC DATA:

Dollars in thousands	Net Sales	% to Total
Three Months Ended April 1, 2017 (13 Weeks)
Domestic	$213,313	78.6%
International	57,912	21.4%
Total	$271,225	100.0%

Three Months Ended April 2, 2016 (13 Weeks)
Domestic	$218,190	79.5%
International	56,232	20.5%
Total	$274,422	100.0%

There were no significant changes in segment assets during the three months ended April 1, 2017.

11.    DERIVATIVE INSTRUMENTS

In order to reduce exposures related to changes in foreign currency exchange rates, the Company uses forward contracts and options and may utilize foreign currency collars and swap contracts for the purpose of hedging the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by its businesses in Japan and Canada. As of April 1, 2017, the Company had forward contracts to sell 2.8 billion yen for $25.9 million maturing through June 2018 and 17.6 million Canadian dollars for $13.3 million maturing through April 2018.

The Company uses foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of April 1, 2017, the Company had forward contracts to sell 5.1 billion yen for $45.8 million maturing through June 2017, 14.0 million Euro for $15.1 million maturing through June 2017, 8.0 million British pounds for $10.0 million maturing through June 2017, 5.0 million British pounds for 5.8 million Euro through June 2017, and 5.3 million Canadian dollars for $4.0 million maturing through June 2017. Transaction losses of $2.6 million and $3.1 million related to these derivative instruments were reflected within Other income (expense), net for the three months ended April 1, 2017 and April 2, 2016, respectively.

The following table summarizes the fair value and presentation in the Condensed Consolidated Financial Statements for derivatives designated as hedging instruments and derivatives not designated as hedging instruments:

	Foreign Currency Contracts Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value

April 1, 2017	Other current assets	$23,300	$1,176	Accrued expenses	$15,900	$187
December 31, 2016	Other current assets	40,300	2,388	Accrued expenses	1,600	5
April 2, 2016	Other current assets	17,432	137	Accrued expenses	16,918	680

	Foreign Currency Contracts Not Designated as Hedging Instruments
In thousands	Asset Derivatives			Liability Derivatives
	Balance Sheet	Notional		Balance Sheet	Notional
Period	Location	Amount	Fair Value	Location	Amount	Fair Value

April 1, 2017	Other current assets	$15,145	$132	Accrued expenses	$65,938	$336
December 31, 2016	Other current assets	11,500	11	Accrued expenses	43,439	408
April 2, 2016	Other current assets	—	—	Accrued expenses	45,459	287

The following table summarizes the effect of foreign currency exchange contracts designated as hedging instruments on the Condensed Consolidated Financial Statements:

Location of Gain or
	Amount of Gain or	(Loss) Reclassified	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	from Accumulated	(Loss) Reclassified	(Loss) Recognized in
	in Accumulated	OCI into Operations	from Accumulated	Operations on
	OCI on Derivative	(Effective and	OCI into Operations	Derivative
In thousands	(Effective Portion)	Ineffective Portion)	(Effective Portion)	(Ineffective Portion)
Three Months Ended April 1, 2017 (13 Weeks)	$(841)	Cost of goods sold	$(447)	$—
Three Months Ended April 2, 2016 (13 Weeks)	(1,124)	Cost of goods sold	344	—

12.    SHARE-BASED COMPENSATION

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

Compensation expense related to the Company’s share-based payment awards totaled $6.2 million and $7.9 million for the three months ended April 1, 2017 and April 2, 2016, respectively.

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

A summary of award activity under stock option plans as of April 1, 2017 and changes therein during the three month period then ended are as follows:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value
	Shares	Price	Contractual Term	(In thousands)
Outstanding December 31, 2016	720,160	$15.26	2.5	$5,281
Exercised	(100,000)	8.10		1,274
Outstanding at April 1, 2017	620,160	$16.42	2.5	$6,099

Vested or expected to vest at April 1, 2017	609,345	$16.11	2.5	$6,097

Exercisable at April 1, 2017	533,234	$13.58	2.1	$6,083

As of April 1, 2017, there were approximately 0.1 million nonvested stock options. The weighted average grant date fair value per award for nonvested stock options was $15.69.

As of April 1, 2017, there was $0.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans. That expense is expected to be recognized over a weighted average period of 1.0 year. The total fair value of shares vested during the three month periods ended April 1, 2017 and April 2, 2016 was $0.6 million and $0.7 million, respectively.

Restricted Stock

In 2017, the Company granted 343,886 performance shares that vest on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s Total Shareholder Return (“TSR”) ranking relative to the TSR’s of the Bloomberg Intelligence Global Luxury Goods Index constituents. The performance shares have a grant date fair value of $13.4 million that was calculated using a Monte Carlo simulation model.

In 2016, the Company granted 452,922 performance shares that vest on the third anniversary of the grant date. The number of performance shares earned will vary from zero to 200% of the number of awards granted depending on the Company’s TSR ranking relative to the TSR’s of the S&P Mid-Cap 400 constituents as well as an earnings-based performance condition. The performance shares have a grant date fair value of $11.8 million that was calculated using a Monte Carlo simulation model.

	Three Months Ended
Valuation Assumptions:	April 1, 2017	April 2, 2016
Weighted-average fair value	$39.10	$25.99
Expected volatility	48.6%	42.5%
Dividend yield	—	—
Risk-free rate	1.5%	1.0%
Weighted-average expected annual forfeiture	3.6%	3.6%

A summary of award activity under restricted stock plans as of April 1, 2017 and changes therein during the three month period then ended are as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested stock at December 31, 2016	2,880,155	$36.33
Granted	1,081,910	28.63
Vested (a)	(527,997)	46.01
Cancelled (a)	(356,307)	46.24
Nonvested stock at April 1, 2017	3,077,761	$30.81

Expected to vest as of April 1, 2017 (b)	2,192,491	$31.75

(a)	Includes market share units granted to a group of key executives with the vesting of such units measured by the performance of the Company’s stock price over the vesting period.
(b)

Excludes the potential impact of the performance share multiplier, which will vary from 30% to 200% of the number of market share units awarded depending on the actual performance of the Company’s stock price over the vesting periods and zero to 200% of the number of LTIP awards granted depending on the Company’s TSR relative to the TSR of the S&P Mid-Cap 400 Index.

As of April 1, 2017, there was $43.1 million of total unrecognized compensation cost related to nonvested stock awards granted under restricted stock plans. That expense is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the three month periods ended April 1, 2017 and April 2, 2016 was $24.3 million and $3.7 million, respectively.

13.    DISCONTINUED OPERATIONS AND DISPOSALS

The Company completed the sale of Lucky Brand in February of 2014 and substantially completed the wind-down operations of the Juicy Couture business in the second quarter of 2014.

The Company recorded pretax income of $1.2 million during the three months ended April 2, 2016, to reflect the estimated difference between the carrying value of the net assets disposed and their estimated fair value, less costs to dispose, including transaction costs.

Summarized results of discontinued operations are as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
In thousands	(13 Weeks)	(13 Weeks)

Income (loss) before benefit for income taxes	$85	$(498)
Benefit for income taxes	(47)	—
Income (loss) from discontinued operations, net of income taxes	$132	$(498)

Gain on disposal of discontinued operations, net of income taxes	$33	$1,218

14.    RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Recent Developments and Operational Initiatives

In the first quarter of 2017, the Board of Directors, together with management, began conducting a process to explore and evaluate strategic alternatives to further enhance shareholder value. We have retained a financial advisor and legal counsel to assist us with our exploration of strategic alternatives. The Board of Directors is proceeding in a timely manner, but has not set a definitive timetable for completion of this process. There can be no assurance that this review process will result in a transaction or other strategic alternative of any kind, or if a transaction is undertaken, as to its terms or timing. As previously disclosed, we do not intend to disclose developments or provide updates on the progress or status of this process until the Board of Directors deems further disclosure is appropriate or required.

In the first quarter of 2017, we entered into an agreement to open a kate spade new york flagship store in Paris, France, which is expected to open during the second quarter of 2017.

For a discussion of certain risks relating to our recent initiatives, see “Item 1A — Risk Factors” in this Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Business Segments

We operate our kate spade new york and JACK SPADE NEW YORK brands through one operating segment in North America and three operating segments internationally: Japan, Asia (excluding Japan) and Europe. Our Adelington Design Group reportable segment is also an operating segment. The three reportable segments described below represent activities for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”) to evaluate performance and allocate resources. In identifying our reportable segments, we considered our management structure and the economic characteristics, products, customers, sales growth potential and long-term profitability of our operating segments. As such, we configured our operations into the following three reportable segments:

•	KATE SPADE North America segment – consists of our kate spade new york and JACK SPADE NEW YORK brands in North America.
•	KATE SPADE International segment – consists of our kate spade new york and JACK SPADE NEW YORK brands in International markets (principally in Japan, Asia (excluding Japan), Europe and Latin America).
•	Adelington Design Group segment – primarily consists of exclusive arrangements to supply jewelry for the LIZ CLAIBORNE and MONET brands.

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

Macroeconomic challenges and uncertainty continue to affect consumer spending; job growth remains inconsistent, with stagnating real wages in certain markets in which we operate; consumer retail traffic remains inconsistent and the retail environment remains promotional. Furthermore, economic conditions in international markets in which we operate, including Asia, the United Kingdom and the remainder of continental Europe, remain uncertain and volatile. Economic conditions outside of our markets may also have a negative impact on the markets in which we operate. We are focusing on initiatives that drive margin improvement and continue to grow the kate spade new york brand through product category and geographic expansion across our four category pillars: women’s, men’s, children’s and home.

Competitive Profile

We operate in global fashion markets that are intensely competitive and subject to, among other things, macroeconomic conditions and consumer demands, tastes and discretionary spending habits. As we anticipate that the global economic uncertainty will continue into the foreseeable future, we will continue to carefully manage liquidity and spending.

In summary, the measure of our success in the future will depend on our ability to continue to navigate through an uncertain macroeconomic environment with challenging market conditions, execute on our strategic vision, including attracting and retaining the management talent necessary for such execution, designing and delivering products that are acceptable to the marketplaces that we serve, sourcing the manufacture and distribution of our products on a competitive and efficient basis, and continuing to drive profitable growth. We have established the following operating and financial goals to further develop kate spade new york into a global lifestyle brand: (i) driving top line growth by focusing on our handbag business and elevating our brand voice while incorporating relevant trends and technology; expanding product categories within our existing network, including footwear, tech, menswear and athleisure; and expanding our presence in selected geographies through a partnered approach that requires little capital and is expected to be accretive to operating margins; (ii) driving quality of sale initiatives with continued moderation of promotions across channels and expanded assortments to balance access and aspiration; (iii) delivering the world of kate spade new york to our customer seamlessly across channels through a channel‑agnostic approach, while leveraging our e‑commerce site as a global flagship, offering our broadest product assortment across our category pillars and improving delivery speed to our consumer by continuing to enhance our buy anywhere, receive anywhere model; and (iv) increased marketing that leverages customer relationship management capability and focuses on real-time, personalized customer insight.

Reference is also made to the other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and prices as set forth in this report, including, without limitation, under “Statement Regarding Forward-Looking Statements” and “Item 1A – Risk Factors” in this Form 10-Q and our 2016 Annual Report on Form 10-K.

Discontinued Operations

The activities of our former Lucky Brand and Juicy Couture businesses have been segregated and reported as discontinued operations for all periods presented.

Overall Results for the Three Months Ended April 1, 2017

Net Sales

Net sales for the first three months of 2017 were $271.2 million, a decrease of $3.2 million or 1.2%, compared to 2016 net sales of $274.4 million. The decrease primarily reflected reduced net sales in our Adelington Design Group segment and our KATE SPADE North America segment, partially offset by an increase in net sales in our KATE SPADE International segment.

Gross Profit and Income from Continuing Operations

Gross profit for the first three months of 2017 was $171.5 million, an increase of $2.0 million compared to 2016, primarily due to increased direct-to-consumer net sales in our KATE SPADE North America segment. Our gross profit rate increased from 61.8% in 2016 to 63.2% in 2017, which was primarily driven by an increase in penetration of our KATE SPADE North America e-commerce operations, operational efficiencies and controlled promotional activity.

We recorded income from continuing operations of $1.2 million in the first three months of 2017, as compared to income from continuing operations of $10.9 million in 2016. The period-over-period change primarily reflected an increase in Selling, general & administrative expenses (“SG&A”), partially offset by an increase in gross profit.

Balance Sheet

We ended the first three months of 2017 with a net cash position (cash and cash equivalents and marketable securities less total debt) of $29.8 million as compared to a net debt position (total debt less cash and cash equivalents and marketable securities) of $134.3 million at the end of the first three months of 2016. The $164.1 million increase in our net cash position primarily reflected: (i) the generation of $223.6 million of cash from continuing operating activities over the past 12 months; and (ii) the funding of $48.2 million of capital and in-store shop expenditures over the last 12 months.

RESULTS OF OPERATIONS

As discussed above, we present our results based on three reportable segments.

THREE MONTHS ENDED APRIL 1, 2017 COMPARED TO THREE MONTHS ENDED APRIL 2, 2016

The following table sets forth our operating results for the three months ended April 1, 2017 (comprised of 13 weeks) compared to the three months ended April 2, 2016 (comprised of 13 weeks):

	Three Months Ended		Variance
	April 1, 2017	April 2, 2016
Dollars in millions	(13 Weeks)	(13 Weeks)	$	%

Net Sales	$271.2	$274.4	$(3.2)	(1.2)%

Gross Profit	171.5	169.5	2.0	1.2%

Selling, general & administrative expenses	164.6	151.8	(12.8)	(8.4)%

Operating Income	6.9	17.7	(10.8)	(61.1)%

Other income (expense), net	0.6	(0.2)	0.8	*

Interest expense, net	(4.5)	(5.0)	0.5	9.0%

Provision for income taxes	1.8	1.6	(0.2)	(12.6)%

Income from Continuing Operations	1.2	10.9	(9.7)	(89.1)%

Discontinued operations, net of income taxes	0.2	0.7	(0.5)	(77.1)%

Net Income	$1.4	$11.6	$(10.2)	(88.3)%

*Not meaningful.

Net Sales

Net sales for the first three months of 2017 were $271.2 million, a decrease of $3.2 million or 1.2%, compared to 2016 net sales of $274.4 million. The decrease primarily reflected reduced net sales in our Adelington Design Group segment and our KATE SPADE North America segment, partially offset by an increase in net sales in our KATE SPADE International segment. Including e-commerce net sales, kate spade new york comparable direct-to-consumer sales decreased by 2.4% in the first three months of 2017; excluding e-commerce net sales, kate spade new york comparable direct-to-consumer sales decreased by 8.1% in the first three months of 2017.

Net sales results for our segments are provided below:

•

KATE SPADE North America net sales were $217.4 million, a 0.6% decrease compared to 2016 net sales of $218.7 million, primarily reflecting a decrease in net sales of our kate spade new york wholesale operations, partially offset by increases in our kate spade new york direct-to-consumer and licensing operations.

We ended the first three months of 2017 with 109 kate spade new york specialty retail stores and 68 outlet stores, reflecting the net addition of 4 kate spade new york specialty retail stores and 4 outlet stores over the last 12 months. Key operating metrics for our kate spade new york North America retail operations included the following:

— Average retail square footage in the first three months of 2017 was approximately 411 thousand square feet, a 7.5% increase compared to 2016; and

— Sales productivity was $251 per average square foot for the first three months of 2017, a decrease of 7.3% compared to the first three months of 2016, on a constant currency basis. Sales productivity was $270 for the first three months of 2016, on a reported basis.

•

KATE SPADE International net sales were $49.0 million, a 0.2% increase compared to 2016 net sales of $48.9 million, primarily driven by an increase in net sales in our Japan and Europe operations, partially offset by a decrease in net sales to our international distributors.

We ended the first three months of 2017 with 27 kate spade new york specialty retail stores, 14 outlet stores and 53 concessions, reflecting the net addition over the last 12 months of 3 specialty retail stores. Key operating metrics for our kate spade new york International retail operations in Japan and Europe included the following:

— Average retail square footage, including concessions, in the first three months of 2017 was approximately 88 thousand square feet, an 8.2% increase compared to 2016; and

— Sales productivity was $373 per average square foot in the first three months of 2017, a decrease of 6.0% compared to the first three months of 2016, on a constant currency basis. Sales productivity was $396 for the first three months of 2016, on a reported basis.

•

Adelington Design Group net sales were $4.9 million for the first three months of 2017, a decrease of $2.0 million, or 29.3%, compared to 2016, primarily related to a $1.6 million decrease in the licensed MONET and LIZ CLAIBORNE brands and a $0.4 million decrease in our licensed LIZWEAR brand.

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

Gross Profit

Gross profit for the first three months of 2017 was $171.5 million, an increase of $2.0 million compared to 2016, primarily due to increased direct-to-consumer net sales in our KATE SPADE North America segment. Our gross profit rate increased from 61.8% in 2016 to 63.2% in 2017, which was primarily driven by an increase in penetration of our KATE SPADE North America e-commerce operations, operational efficiencies and controlled promotional activity.

Expenses related to warehousing activities, including receiving, storing, picking, packing and general warehousing charges are included in SG&A; accordingly, our gross profit may not be directly comparable to others who may include these expenses as a component of cost of goods sold.

Selling, General & Administrative Expenses

SG&A increased $12.8 million, or 8.4%, to $164.6 million in the first three months of 2017 compared to the first three months of 2016. The increase in SG&A reflected the following:

•

A $9.5 million increase in SG&A in our KATE SPADE North America segment, primarily related to $6.6 million of impairment charges associated with certain kate spade new york retail locations and an increase in expenses related to direct-to-consumer expansion, reflecting increased e-commerce fees, rent and other store operating expenses;

•	Fees and expenses of $2.4 million incurred in 2017 related to our review of strategic alternatives;
•

A $1.1 million increase in SG&A in our KATE SPADE International segment, primarily reflecting: (i) increased advertising expenses; (ii) increased compensation related expenses; and (iii) increased rent and other store operating expenses; and

•	A $0.2 million decrease in SG&A in our Adelington Design Group segment.

SG&A as a percentage of net sales was 60.7% in 2017, compared to 55.3% in 2016.

Operating Income

Operating income for the first three months of 2017 was $6.9 million (2.5% of net sales) compared to $17.7 million (6.5% of net sales) in 2016.

Other Income (Expense), Net

Other income (expense), net amounted to $0.6 million and $(0.2) million in the three months ended April 1, 2017 and April 2, 2016, respectively, and consisted primarily of (i) foreign currency transaction gains and losses and (ii) equity in the losses of KS China Co., Limited (“KSC”) and KS HMT Co., Limited (“KS HMT”) of $0.3 million and $1.2 million, respectively.

Interest Expense, Net

Interest expense, net was $4.5 million and $5.0 million for the three months ended April 1, 2017 and April 2, 2016, respectively, primarily reflecting an increase in interest income in 2017.

Provision for Income Taxes

The income tax provision of $1.8 million and $1.6 million for the three months ended April 1, 2017 and April 2, 2016, respectively, primarily represented increases in deferred tax liabilities for indefinite-lived intangible assets, current tax on operations in certain jurisdictions and an increase in the accrual for interest related to uncertain tax positions. We continue to assess whether any significant changes in circumstances or assumptions have occurred that could materially affect our ability to realize deferred tax assets. We expect to release the valuation allowance when we have sufficient positive evidence, including but not limited to, the magnitude and duration of our historical losses as compared to recent profits within taxing jurisdictions to overcome such negative evidence. Until then, we continue to maintain a valuation allowance against our net deferred tax assets, exclusive of our deferred tax liability for indefinite lived intangibles.

Income from Continuing Operations

Income from continuing operations in the first quarter of 2017 was $1.2 million, or 0.4% of net sales, compared to $10.9 million, or 4.0% of net sales in the first quarter of 2016. Earnings per share (“EPS”), Basic from continuing operations was $0.01 in 2017 and $0.09 in 2016. EPS, Diluted from continuing operations was $0.01 in 2017 and $0.08 in 2016.

Discontinued Operations, Net of Income Taxes

Income from discontinued operations in the first quarter of 2017 was $0.2 million, reflecting income from discontinued operations of $0.2 million. Income from discontinued operations in the first quarter of 2016 was $0.7 million, reflecting a gain on disposal of discontinued operations of $1.2 million and a $(0.5) million loss from discontinued operations. EPS, Basic from discontinued operations was flat in 2017 and 2016. EPS, Diluted from discontinued operations was flat in 2017 and $0.01 in 2016.

Net Income

Net income in the first quarter of 2017 was $1.4 million compared to $11.6 million in the first quarter of 2016. EPS, Basic and Diluted was $0.01 in 2017 and $0.09 in 2016.

Segment Adjusted EBITDA

Our Chief Executive Officer has been identified as the CODM. Our measure of segment profitability is Adjusted EBITDA of each reportable segment. Accordingly, the CODM evaluates performance and allocates resources based primarily on Segment Adjusted EBITDA. Segment Adjusted EBITDA excludes: (i) depreciation and amortization; (ii) charges due to streamlining initiatives, brand-exiting activities and acquisition related costs; and (iii) losses on asset disposals and impairments. The costs of all corporate departments that serve the respective segment are fully allocated, other than non-cash share-based compensation expense. We do not allocate amounts reported below Operating income to our reportable segments, other than equity loss in our equity method investees. Our definition of Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Segment Adjusted EBITDA for our reportable segments is provided below.

	Three Months Ended		Variance
	April 1, 2017	April 2, 2016
Dollars in thousands	(13 Weeks)	(13 Weeks)	$	%
Reportable Segments Adjusted EBITDA:
KATE SPADE North America	$22,788	$24,587	$(1,799)	(7.3)%
KATE SPADE International (a)	7,778	8,537	(759)	(8.9)%
Adelington Design Group	507	2,185	(1,678)	(76.8)%
Total Reportable Segments Adjusted EBITDA	31,073	35,309
Depreciation and amortization, net (b)	(11,485)	(10,721)
Loss on asset disposals and impairments, net	(6,767)	(206)
Share-based compensation	(6,199)	(7,910)
Equity loss included in Reportable Segments Adjusted EBITDA	260	1,241
Operating Income	6,882	17,713
Other income (expense), net (a)	607	(247)
Interest expense, net	(4,545)	(4,996)
Provision for income taxes	1,750	1,554
Discontinued operations, net of income taxes	165	720
Net Income	$1,359	$11,636

(a)	Amounts include equity in the losses of our equity method investees of $0.3 million and $1.2 million in 2017 and 2016, respectively.
(b)	Excludes amortization included in Interest expense, net.

A discussion of Segment Adjusted EBITDA of our reportable segments for the three months ended April 1, 2017 and April 2, 2016 follows:

•

KATE SPADE North America Adjusted EBITDA for the first quarter of 2017 was $22.8 million (10.5% of net sales), compared to $24.6 million (11.2% of net sales) in 2016. The period-over-period decrease reflected an increase in SG&A primarily related to direct-to-consumer expansion, reflecting increased e-commerce fees, rent and other store operating expenses. The increase in SG&A was partially offset by an increase in gross profit, as discussed above.

•

KATE SPADE International Adjusted EBITDA for the first quarter of 2017 was $7.8 million (15.9% of net sales), compared to $8.5 million (17.5% of net sales) in 2016. The period-over-period decrease reflected (i) an increase in SG&A, primarily reflecting an increased advertising expenses, increased compensation related expenses and increased rent and other store operating expenses; and (ii) a decrease in gross profit, partially offset by a reduction in equity losses of our equity method investees.

•

Adelington Design Group Adjusted EBITDA for the first quarter of 2017 was $0.5 million (10.5% of net sales), compared to Adjusted EBITDA of $2.2 million (31.8% of net sales) in 2016. The decrease in Adjusted EBITDA primarily reflected a reduction in gross profit.

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

Term Loan. The outstanding balance of the term loans in an aggregate principal amount of $400.0 million maturing in April 2021 (collectively, the “Term Loan”), as provided under a term loan credit agreement that we entered into on April 10, 2014 (the “Term Loan Credit Agreement”) is required to be prepaid in an amount equal to 50.0% of our Excess Cash Flow (as defined in the Term Loan Credit Agreement) with respect to each fiscal year ending on or after January 2, 2016. The percentage of Excess Cash Flow that must be so applied is reduced to 25.0% if our consolidated net total debt ratio is less than 2.75 to 1.0 and to 0% if our consolidated net total debt ratio is less than 2.25 to 1.0. Lenders may elect not to accept mandatory prepayments. No such prepayment was required with respect to the fiscal year ended December 31, 2016.

ABL Facility. Based on our forecast of borrowing availability under the amended and restated revolving credit facility due May 2019 (as amended to date, the “ABL Facility”), we anticipate that our existing cash and cash equivalents, cash flows from operations and, if necessary, the projected borrowing availability under our ABL Facility will be sufficient to fund our liquidity requirements for at least the next 12 months.

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

Cash and Debt Balances. We ended the first three months of 2017 with $422.3 million in cash and marketable securities, compared to $260.6 million at the end of the first three months of 2016 and with $392.6 million of debt outstanding at the end of the first three months of 2017, compared to $395.0 million at the end of the first three months of 2016. The $164.1 million increase in our net cash position primarily reflected: (i) the generation of $223.6 million of cash from continuing operating activities over the past 12 months; and (ii) the funding of $48.2 million of capital and in-store shop expenditures over the last 12 months.

Accounts Receivable decreased $4.3 million, or 6.3%, at April 1, 2017 compared to April 2, 2016, primarily reflecting a period-over-period decrease in wholesale net sales. Accounts receivable decreased $13.2 million, or 17.0%, at April 1, 2017 compared to December 31, 2016, primarily reflecting the timing of wholesale shipments.

Inventories decreased $5.6 million, or 2.5% at April 1, 2017 compared to April 2, 2016, primarily related to: (i) improved inventory management; (ii) improved efficiencies with the buy online, ship from store capabilities; and (iii) the continued growth of our licensing business. Inventories increased $47.6 million, or 28.4%, compared to December 31, 2016, primarily due to timing of wholesale shipments.

Borrowings. We had no outstanding borrowings under our ABL Facility at April 1, 2017 and April 2, 2016.

Net cash used in operating activities of our continuing operations was $40.2 million in the first three months of 2017, compared to $12.5 million in the first three months of 2016. This $27.7 million period-over-period change was primarily related to an increase in cash outflows related to working capital items and reduced earnings in 2017 compared to 2016 (excluding depreciation and amortization, foreign currency gains and losses, impairment charges and other non-cash items). The operating activities of our discontinued operations used $0.1 million of cash in the three months ended April 1, 2017 and April 2, 2016.

Net cash used in investing activities of our continuing operations was $11.6 million in the first three months of 2017, compared to $22.5 million in the first three months of 2016. Net cash used in investing activities in the three months ended April 1, 2017 primarily reflected the use of $11.6 million for capital and in-store shop expenditures. Net cash used in investing activities in the three months ended April 2, 2016 primarily reflected: (i) the use of $12.5 million for capital and in-store shop expenditures; (ii) the use of $6.5 million for loans to the KSC and KS HMT joint ventures; and (iii) a purchase price adjustment payment of $2.4 million to The Lane Crawford Joyce Group.

Net cash used in financing activities was $5.8 million in the first three months of 2017, compared to $3.1 million in the first three months of 2016. The $2.7 million period-over-period change primarily reflected an increase in withholding taxes on share-based compensation.

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

In connection with the disposition of the Lucky Brand business, LIZ CLAIBORNE Canada retail stores, the LIZ CLAIBORNE branded outlet stores in the US and Puerto Rico and certain Mexx Canada retail stores, an aggregate of 277 store leases were assigned to or assumed by third parties, for which we or certain of our subsidiaries may remain secondarily liable for the remaining obligations on 82 such leases. As of April 1, 2017, the future aggregate payments under these leases amounted to $60.7 million and extended to various dates through 2025.

On December 3, 2014, Mexx Canada Company filed for bankruptcy protection from its creditors under Canadian bankruptcy laws. Although an inactive and insolvent subsidiary of ours may be secondarily liable under approximately 36 leases that were assigned to Mexx Canada Company in connection with the disposal of the Mexx business, we do not currently believe that these circumstances will require payments by us for liabilities under the leases. The amount of our potential liability, if any, with respect to these leases cannot be determined at this time.

We expect capital expenditures and working capital cash needs to be financed with available cash and cash provided by operating activities.

Debt consisted of the following:

In thousands	April 1, 2017	December 31, 2016	April 2, 2016
Term Loan credit facility (a)	$385,105	$385,794	$386,952
ABL Facility	—	—	—
Capital lease obligations	7,474	7,612	8,003
Total debt	$392,579	$393,406	$394,955

(a)

The balance as of April 1, 2017, December 31, 2016 and April 2, 2016 included aggregate unamortized debt discount and deferred financing fees of $4.9 million, $5.2 million and $6.0 million, respectively.

For information regarding our debt and credit instruments, refer to Note 4 of Notes to Condensed Consolidated Financial Statements.

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

As of April 1, 2017, availability under our ABL Facility was as follows:

				Letters of
	Total	Borrowing	Outstanding	Credit	Available	Excess
In thousands	Facility (a)	Base (a)	Borrowings	Issued	Capacity	Capacity (b)
ABL Facility (a)	$200,000	$279,023	$—	$8,447	$191,553	$171,553

(a)	Availability under the ABL Facility is the lesser of $200.0 million or a borrowing base that is computed monthly and comprised of eligible cash, accounts receivable and inventory.
(b)	Excess capacity represents available capacity reduced by the minimum required aggregate borrowing availability under the ABL Facility of $20.0 million.

Off-Balance Sheet Arrangements

As of April 1, 2017, we had not entered into any off-balance sheet arrangements.

Hedging Activities

Our operations are exposed to risks associated with fluctuations in foreign currency exchange rates. In order to reduce exposures related to changes in foreign currency exchange rates, we use forward contracts and options and may utilize foreign currency collars and swap contracts to hedge the specific exposure to variability in forecasted cash flows associated primarily with inventory purchases mainly by our businesses in Japan and Canada. As of April 1, 2017, we had forward contracts to sell 2.8 billion yen for $25.9 million maturing through June 2018 and 17.6 million Canadian dollars for $13.3 million maturing through April 2018.

We use foreign currency forward contracts outside the cash flow hedging program to manage currency risk associated with intercompany loans. As of April 1, 2017, we had forward contracts to sell 5.1 billion yen for $45.8 million maturing through June 2017, 14.0 million Euro for $15.1 million maturing through June 2017, 8.0 million British pounds for $10.0 million maturing through June 2017, 5.0 million British pounds for 5.8 million Euro through June 2017, and 5.3 million Canadian dollars for $4.0 million maturing through June 2017. Transaction losses of $2.6 million and $3.1 million related to these derivative instruments were reflected within Other income (expense), net for the three months ended April 1, 2017 and April 2, 2016, respectively.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies are summarized in Note 1 of Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7, each included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no significant changes in our critical accounting policies during the three months ended April 1, 2017. In applying such policies, management must use some amounts that are based upon its informed judgments and best estimates. Due to the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

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

We do not speculate on the future direction of interest rates. As of April 1, 2017, December 31, 2016 and April 2, 2016, our exposure to changing market rates related to our ABL Facility and the Term Loan credit facility was as follows:

Dollars in millions	April 1, 2017	December 31, 2016	April 2, 2016
ABL Facility	$—	$—	$—
Average interest rate	—	—	—

Term Loan credit facility	$390.0	$391.0	$393.0
Average interest rate	4.00%	4.00%	4.00

The Term Loan interest is based on LIBOR (with a floor of 1.0%) plus 3.0% per annum. A ten percent change in the average rate would increase the Term Loan interest expense by approximately $1.6 million dollars per annum. The LIBOR rate was below the floor of 1.0% during the three months ended April 1, 2017.

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

As of April 1, 2017, we had forward contracts with net notional amounts of $114.1 million. As of April 1, 2017, we also had forward contracts of Euro exposure with net notional amounts of 5.8 million Euro. Unrealized (losses) gains for outstanding foreign currency forward contracts and option contracts were $1.3 million. A sensitivity analysis to changes in foreign currency when measured against the US dollar indicated that if the US dollar uniformly weakened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would decrease by $8.0 million at April 1, 2017. Conversely, if the US dollar uniformly strengthened by 10.0% against all of the hedged currency exposures, the fair value of these instruments would increase by $6.2 million at April 1, 2017. Any resulting changes in the fair value of the instruments would be partially offset by changes in the underlying balance sheet positions. We do not hedge all transactions denominated in foreign currency.

We are exposed to credit related losses if the counterparties to our derivative instruments fail to perform their obligations. We systemically measure and assess such risk as it relates to the credit ratings of these counterparties, all of which currently have satisfactory credit ratings and therefore we do not expect to realize losses associated with counterparty default.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that, as of April 1, 2017, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.

There have not been any material changes during the quarter ended April 1, 2017 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information about purchases by the Company during the three months ended April 1, 2017 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares		Announced Plans or	Under the Plans or
	Purchased	Average Price	Programs	Programs
Period	(In thousands)	Paid Per Share	(In thousands)	(In thousands)(a)
January 1, 2017 — January 28, 2017	—	$—	—	$28,749
January 29, 2017 — March 4, 2017	—	—	—	28,749
March 5, 2017 — April 1, 2017	—	—	—	28,749
Total — 13 Weeks Ended April 1, 2017	—	$—	—	$28,749

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

DATE:      May 1, 2017

KATE SPADE & COMPANY

By:	/s/ Thomas Linko	By:	/s/ George M. Carrara
	THOMAS LINKO		GEORGE M. CARRARA
	Chief Financial Officer		President and
	(principal financial officer and		Chief Operating Officer
principal accounting officer)